Form 10-Q
period 2004-09-30
SENSUS METERING SYSTEMS INC; SENSUS METERING SYSTEMS BERMUDA 2 LTD
filed 2004-11-10
CIK 1281223, 1281226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-113658

Sensus Metering Systems (Bermuda 2) Ltd.		Sensus Metering Systems Inc.
(Exact name of registrant as specified in its charter)		(Exact name of registrant as specified in its charter)

Bermuda	98-0413362	Delaware	51-0338883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8601 Six Forks Road, Suite 300, Raleigh, North Carolina 27615
(Address of principal executive offices) (Zip Code)

(919) 845-4017
(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Number of Common Shares, $1.00 par value, outstanding at October 31, 2004: 12,000, all of which are owned by Sensus Metering Systems (Bermuda 1) Ltd.

Part I—Financial Statements

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and March 31, 2004

Condensed Consolidated Statements of Operations for the fiscal quarter and six months ended September 30, 2004 (unaudited) and for the Predecessor for the fiscal quarter and six months ended September 30, 2003 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2004 (unaudited) and for the Predecessor for the six months ended September 30, 2003 (unaudited)

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II—Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ In millions)

	September 30, 2004	March 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49.1	$48.5
Accounts receivable:
Trade, net of allowance for doubtful accounts of $2.4 and $1.3 at September 30, 2004 and March 31, 2004, respectively	86.5	82.5
Other	1.5	2.4
Inventories, net	49.8	46.5
Prepayments and other current assets	7.5	8.9
Deferred income taxes	1.2	1.2
Total current assets	195.6	190.0

Property, plant and equipment, net	115.9	116.4
Intangible assets, net	248.5	254.4
Goodwill	341.4	347.6
Deferred income taxes	18.0	18.0
Other long-term assets	26.4	25.0
Total assets	$945.8	$951.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$47.5	$43.7
Current portion of long-term debt	0.6	2.3
Short-term borrowings	—	2.2
Income taxes payable	—	0.7
Restructuring accruals	8.5	8.6
Accruals and other current liabilities	52.9	51.7
Total current liabilities	109.5	109.2

Long-term debt, less current portion	501.0	502.1
Pensions	38.6	37.6
Deferred income tax liabilities	91.3	91.9
Other long-term liabilities	5.4	6.2
Minority interests	5.0	6.4
Total liabilities	750.8	753.4

STOCKHOLDERS’ EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	200.0	200.0
Accumulated deficit	(5.3)	(1.9)
Accumulated other comprehensive gain (loss)	0.3	(0.1)
Total stockholders’ equity	195.0	198.0
Total liabilities and stockholders’ equity	$945.8	$951.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ In millions)

		Predecessor		Predecessor
	Fiscal Quarter Ended September 30, 2004	(Note 1) Fiscal Quarter Ended September 30, 2003	Six Months Ended September 30, 2004	(Note 1) Six Months Ended September 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET SALES:
To third parties	$143.2	$138.4	$282.6	$262.9
To affiliates	—	2.7	—	4.5
TOTAL SALES	143.2	141.1	282.6	267.4
COST OF SALES	100.2	95.4	198.3	182.3
GROSS PROFIT	43.0	45.7	84.3	85.1
OPERATING EXPENSES:
Selling, general and administrative expenses	25.3	22.6	49.4	45.7
Restructuring and other similar costs	2.5	1.8	4.5	8.2
Amortization of intangible assets	5.5	0.1	10.5	0.2
Other operating expense (income), net	1.2	(1.0)	1.7	(1.2)
OPERATING INCOME FROM CONTINUING OPERATIONS	8.5	22.2	18.2	32.2
NON-OPERATING INCOME (EXPENSE):
Interest income (expense):
From/to third parties	(9.1)	—	(18.5)	—
From/to affiliates	—	—	—	1.0
Other income	—	—	—	0.1
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(0.6)	22.2	(0.3)	33.3
PROVISION FOR INCOME TAXES	1.8	9.0	2.6	13.5
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(2.4)	13.2	(2.9)	19.8
MINORITY INTEREST	0.2	(0.2)	0.1	(0.3)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2.2)	13.0	(2.8)	19.5
DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of taxes	(0.2)	(0.3)	(0.3)	(0.4)
Loss on disposition of discontinued operations, net of taxes	(0.3)	—	(0.3)	—
LOSS FROM DISCONTINUED OPERATIONS	(0.5)	(0.3)	(0.6)	(0.4)
NET (LOSS) INCOME	$(2.7)	$12.7	$(3.4)	$19.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ In millions)

		Predecessor
	Six Months Ended September 30, 2004	(Note 1) Six Months Ended September 30, 2003
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net (loss) income	$(3.4)	$19.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	8.7	7.8
Amortization of intangible assets	10.5	0.2
Deferred income taxes	(0.8)	0.2
Net (gain) on sale of assets	(0.1)	—
Non-cash restructuring charges	—	0.8
Changes in operating assets and liabilities:
Accounts receivable	(3.6)	2.8
Inventories	(2.6)	(2.2)
Accounts payable and other current liabilities	3.8	0.3
Other current assets	2.4	(7.0)
Other long-term assets	(0.4)	—
Other long-term liabilities	(2.0)	(1.7)
Income taxes	(0.7)	(15.5)
Pensions	0.6	0.5
Net cash provided by operating activities	12.4	5.3

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(8.6)	(5.6)
Nexus acquisition	(5.0)	—
Proceeds from Invensys acquisition adjustment	5.0	—
Proceeds from sale of assets	2.0	—
Net cash used in investing activities	(6.6)	(5.6)

FINANCING ACTIVITIES:
Decrease in short-term borrowings	(2.4)	(4.3)
Payments of long-term debt	(2.9)	—
Other activity with affiliates	—	5.2
Net change in amounts due from affiliates (a component of invested capital)	—	(2.6)
Net cash used in financing activities	(5.3)	(1.7)
Effect of exchange rate changes	0.1	0.4
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.6	(1.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$48.5	$17.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49.1	$15.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Sensus Metering Systems (Bermuda 2) Ltd., together with its subsidiaries, referred to herein as the Company, is a leading provider of advanced metering and related communications solutions to the worldwide utility industry. The Company is a global manufacturer of water meters, gas meters, heat meters, electricity meters and automatic meter reading devices. In addition, the Company produces pipe joining and repair products for water and natural gas utilities and is a supplier of precision-manufactured aluminum die-castings.

The Acquisition

The Company was formed on December 17, 2003 through the acquisition (the “Acquisition”) of the metering systems and certain other businesses of Invensys plc (“Invensys”).  Prior to the Acquisition, the Company had no active business operations.  The Acquisition was completed pursuant to the terms of a Stock Purchase Agreement, dated as of October 21, 2003 (the “Stock Purchase Agreement”) between Invensys and certain of its affiliates and Sensus Metering Systems Inc.  Sensus Metering Systems Inc. is a wholly owned subsidiary of Sensus Metering Systems (Bermuda 2) Ltd.  The businesses acquired from Invensys are referred to herein as Invensys Metering Systems, or the Predecessor, and form the basis for the financial information of the Predecessor included herein.

The initial purchase price for Invensys Metering Systems of $657.3 million (subject to final adjustment) was financed through a combination of borrowings under a $230.0 million term loan facility which is part of the Company’s senior credit facilities, the issuance of $275.0 million of senior subordinated notes (“the Notes”), and equity contributions from the principal investors in the Company and certain officers and directors of the Company. The purchase price payable under the Stock Purchase Agreement for Invensys Metering Systems was subject to adjustment based on (i) the level of working capital as of the closing date of the Acquisition, (ii) the projected pension benefit obligations of Invensys Metering Systems as of the closing date, and (iii) the net level of intercompany payables and receivables as of the closing date.  Following the closing of the Acquisition, discussions were held by Invensys and the Company regarding the appropriate level of the adjustment, and on July 27, 2004, the parties reached agreement on the adjustment amount which resulted in a cash payment of $5.0 million by Invensys to the Company and a corresponding reduction to the purchase price.

The consolidated financial statements of the Company included herein include the accounts of Sensus Metering Systems (Bermuda 2) Ltd. for periods subsequent to the Acquisition, which was completed on December 18, 2003.

The financial statements of the Predecessor are presented for comparative purposes and include the combined historical statements of the subsidiaries and operations of Invensys Metering Systems, which were acquired by the Company. Numerous factors related to the Acquisition, including the Company’s increased leverage, the impact of purchase accounting, and significant modifications to the Company’s employee benefit arrangements and management structure, will have a material impact on the Company’s financial condition and results of operations.  Consequently, the results of operations of the Predecessor may have only limited comparability to the results of operation of the Company.

Principles of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments unless otherwise disclosed in a separate note, considered necessary for the fair presentation of the unaudited, condensed consolidated financial statements have been included, and the unaudited, condensed consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited, consolidated financial statements for the year ended March 31, 2004 and related notes thereto included in the Company’s Registration Statement on Form S-4 (SEC File No. 333-113658) as filed with the SEC (the “Form S-4”).

The accompanying condensed consolidated financial statements present results of the Company for the fiscal quarter and six months ended September 30, 2004 and of the Predecessor for the fiscal quarter and six months ended September 30, 2003. The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year-end which is March 31, and the fiscal half, which is September 30.  Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

Stock-Based Compensation

The Company’s parent, Sensus Metering Systems (Bermuda 1) Ltd., maintains a Restricted Share Plan that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the plan will be service time vested ratably over each of the five years from the date of grant, provided that no vesting will occur until the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Restricted Share Plan are generally subject to restrictions on transfer, repurchase rights and other limitations as set forth in the management subscription and shareholders’ agreement. The Company accounts for this plan under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. No compensation expense was recognized during the fiscal quarter and six months ended September 30, 2004, as the recipients of the restricted shares paid the fair value thereof.

2.  Discontinued Operations

On September 10, 2004, the Company sold the assets of its utility billing software company, IMSofTech, Inc. (“IMSofTech”) for $1.1 million. The sale allows Sensus Metering Systems to focus on its business strategy to provide intelligent metering systems based solutions to the global utility markets. The sale price of $1.1 million includes (1) an initial cash payment of $850,000 received in September 2004, and (2) $250,000 cash to be paid by the purchaser six months after closing, which is subject to adjustment for any indemnification claims.  The contingent consideration will be recognized once collectibility is assured.

On September 30, 2004, the Company sold its fifty-one percent (51%) interest in Measurement Solutions International LLC (“MSI”), a full service meter asset management organization based in Paulsboro, New Jersey for $0.6 million.  The sale was part of Sensus Metering Systems’ strategy to focus on its core business.  The sales price consisted of (1) $300,000 cash received in September 2004, (2) $36,000 cash to be paid in November 2004, (3) $225,000 cash,  receivable upon renewal of specific service contracts, and (4) an amount in cash equal to 2% of revenue earned by MSI on new service contracts generated by the Company through August 31, 2006. The contingent consideration will be recognized once collectibility is assured.

These dispositions have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and, accordingly, amounts in the consolidated condensed statement of operations for all periods presented have been reclassified to reflect the dispositions as discontinued operations.  The results of operations for the discontinued businesses are as follows:

		Predecessor		Predecessor
	Fiscal Quarter Ended September 30, 2004	(Note 1) Fiscal Quarter Ended September 30, 2003	Six Months Ended September 30, 2004	(Note 1) Six Months Ended September 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$0.9	$1.3	$2.2	$2.3
Cost of sales	0.7	0.7	1.7	1.3
Gross profit	0.2	0.6	0.5	1.0
Operating expenses:
Selling, general and administrative expenses	0.3	0.6	0.7	1.0
Other operating expense, net	—	0.1	—	0.1
Operating income from discontinued operations	(0.1)	(0.1)	(0.2)	(0.1)
Non-operating expense	—	(0.1)	—	(0.2)
Loss from discontinued operations before income taxes and minority interest	(0.1)	(0.2)	(0.2)	(0.3)
Provision for income taxes	—	—	—	—
Loss from discontinued operations before minority interest	(0.1)	(0.2)	(0.2)	(0.3)
Minority interest	(0.1)	(0.1)	(0.1)	(0.1)
Loss from discontinued operations	$(0.2)	$(0.3)	$(0.3)	$(0.4)
Loss on disposition of discontinued operations, net of taxes of $0.3 million	$(0.3)	$—	$(0.3)	$—
Net loss from discontinued operations	$(0.5)	$(0.3)	$(0.6)	$(0.4)

Assets and liabilities related to discontinued operations consisted of the following:

March 31, 2004
ASSETS RELATED TO DISCONTINUED OPERATIONS
Cash and cash equivalents	$0.2
Accounts receivable, net	0.3
Prepayments and other current assets	0.3
Property, plant and equipment, net	0.4
Other assets	1.5
Total assets related to discontinued operations	$2.7
LIABILITIES RELATED TO DISCONTINUED OPERATIONS
Accounts payable	0.1
Accruals and other current liabilities	1.0
Other liabilities	0.2
Total liabilities related to discontinued operations	$1.3

3.  Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost is determined based on standard cost with appropriate adjustments to approximate FIFO cost. Market is determined on the basis of estimated realizable values.

Inventories consisted of the following (in millions):

	September 30, 2004	March 31, 2004

Raw materials, parts and supplies	$27.2	$21.3
Work in process	15.1	17.5
Finished goods	10.5	10.0
Provision for obsolescence	(3.0)	(2.3)
Inventories, net	$49.8	$46.5

4.  Intangible Assets

Intangible assets consist of goodwill, tradenames, patents, non-competition agreements and customer and distributor relationships. Goodwill at September 30, 2004 represents the excess of the purchase price paid by the Company for the Predecessor over the fair value of the net assets acquired, and the excess of the purchase price paid by the Company for NexusData, Inc. (“Nexus”) (see Note 10) over the fair value of the net assets acquired. The purchase price allocation for the Predecessor and Nexus resulted in $341.4 million of goodwill being recorded as of September 30, 2004. The goodwill can be attributed to the value placed on the Company being an industry leader with market-leading positions in the North American water metering market, the European water metering market, and the North American clamps and couplings market. The purchase price payable under the Stock Purchase Agreement for Invensys Metering Systems was subject to adjustment based on the level of working capital as of the closing date of the Acquisition, the projected pension benefit obligations of Invensys Metering Systems as of the closing date, and the net level of intercompany payables and receivables as of the closing date. Following the closing of the Acquisition, discussions were held by Invensys and the Company regarding the appropriate level of the adjustments, and on July 27, 2004, the parties reached agreement on the adjustment amount which resulted in a cash payment of $5.0 million by Invensys to the Company and a corresponding reduction to the purchase price.  The $5.0 million price reduction is reflected as a reduction of goodwill. The Company has also adjusted the purchase price allocation by $1.6 million, reflecting an adjustment to the fair value of the net assets acquired. The $1.6 million increase in net assets is reflected as a reduction of goodwill.

The purchase price allocation for Nexus resulted in $0.5 million of goodwill and $4.5 million of identifiable intangible assets being recorded.  The goodwill can be attributed to the anticipated future earnings and cash flows of the businesses acquired.

Intangible assets are summarized as follows (in millions):

	September 30, 2004		March 31, 2004
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Intangible assets not subject to amortization:
Goodwill	$341.4	$—	$347.6	$—
Tradenames (indefinite lived)	27.3	—	27.3	—
	368.7	—	374.9	—

Intangible assets subject to amortization:
Distributor relationships	191.8	(8.5)	191.8	(3.1)
Non-competition agreements	30.5	(5.9)	30.0	(2.1)
Patents	15.1	(1.8)	11.0	(0.5)
	237.4	(16.2)	232.8	(5.7)
Total intangible assets	$606.1	$(16.2)	$607.7	$(5.7)

The following represents a reconciliation of the changes in goodwill (in millions) for the periods presented:

Goodwill at March 31, 2004	$347.6
Goodwill arising from Nexus purchase price allocation (Note 10)	0.5
Goodwill reduction from Invensys plc payment (Note 1)	(5.0)
Goodwill reduction from Invensys plc purchase price fair value adjustment	(1.6)
Other	(0.1)
Goodwill at September 30, 2004	$341.4

5.  Restructuring and Other Similar Costs

The following table reflects activity for the fiscal quarter and six months ended September 30, 2004 and September 30, 2003 which are associated with restructuring and other similar costs related to the Company’s restructuring initiatives (in millions):

		Predecessor		Predecessor
	Fiscal Quarter Ended September 30, 2004	(Note 1) Fiscal Quarter Ended September 30, 2003	Six Months Ended September 30, 2004	(Note 1) Six Months Ended September 30, 2003
Severance and other related costs:
Related to headcount reduction initiatives	$2.1	$1.6	$4.1	$1.8
Related to outsourcing	0.1	—	0.1	0.1
Related to plant closures and consolidation	0.3	—	0.3	5.2
	2.5	1.6	4.5	7.1
Asset impairments:
Related to outsourcing				0.7
Related to plant closures and consolidation	—	—	—	0.1
	—	—	—	0.8

Other	—	0.2	—	0.3
	—	0.2	—	0.3
Restructuring and other similar costs charged to operations	$2.5	$1.8	$4.5	$8.2

Prior to the closing date of the Acquisition, the Company identified opportunities to improve the operating performance of Invensys Metering Systems via the closure of a manufacturing facility in Europe. Subsequent to the closing date of the Acquisition, the Company approved restructuring actions of approximately $6.0 million related to previously identified opportunities. These actions principally reflect severance benefits and asset impairments. These restructuring actions commenced in 2004 and the Company expects the actions will be completed by March 31, 2005.

For the fiscal quarter and six months ended September 30, 2004, the Company incurred $2.5 million and $4.5 million, respectively, of restructuring and other similar costs related to ongoing activities to rationalize its water and gas meter product lines in Europe and to align the South American structure with current market conditions. Actions in Europe affect both direct and indirect personnel and will result in a headcount reduction of 38 employees.  These programs are concentrated in the Company’s German water meter and UK gas meter production facilities.  The South American reorganization, affecting both direct and indirect personnel, will reduce headcount by 11 employees.  The Company anticipates that these initiatives will be completed by March 31, 2005.

The charge for restructuring and other similar costs was comprised of the following (in millions):

		Predecessor		Predecessor
	Fiscal Quarter Ended September 30, 2004	(Note 1) Fiscal Quarter Ended September 30, 2003	Six Months Ended September 30, 2004	(Note 1) Six Months Ended September 30, 2003
Employee severance and exit costs accrued	$2.5	$1.6	$4.5	$6.7
Impairment of long-lived assets	—	—	—	0.8
Expensed as incurred	—	0.2	—	0.7
	$2.5	$1.8	$4.5	$8.2

Restructuring accruals are summarized as follows (in millions):

		Predecessor		Predecessor
	Fiscal Quarter Ended September 30, 2004	(Note 1) Fiscal Quarter Ended September 30, 2003	Six Months Ended September 30, 2004	(Note 1) Six Months Ended September 30, 2003
Balance at beginning of period	$8.9	$11.5	$8.6	$7.1
Cash payments	(3.0)	(2.3)	(4.7)	(3.5)
Accrue for new committed/announced programs	2.5	1.6	4.5	6.7
Effect of foreign currency translation	0.1	(0.4)	0.1	0.1
Balance at end of period	$8.5	$10.4	$8.5	$10.4

Restructuring expense accruals were recorded within restructuring accruals as of September 30, 2004, September 30, 2003 and March 31, 2004.

6. Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following (in millions):

		Predecessor		Predecessor
	Fiscal Quarter Ended September 30, 2004	(Note 1) Fiscal Quarter Ended September 30, 2003	Six Months Ended September 30, 2004	(Note 1) Six Months Ended September 30, 2003

Net (loss) income	$(2.7)	$12.7	$(3.4)	$19.1
Other comprehensive income:
Foreign currency translation adjustments	0.5	1.0	0.3	7.3
Comprehensive (loss) income	$(2.2)	$13.7	$(3.1)	$26.4

7. Warranty Obligations

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  Warranty reserves are reflected within accruals and other current liabilities and other long-term liabilities in the accompanying financial statements.

The following represents a reconciliation of the changes in product warranty reserves for the periods presented (in millions):

		Predecessor
	September 30, 2004	(Note 1) September 30, 2003
Balance at March 31	$8.6	$9.1
Warranties issued	1.5	2.1
Settlements made	(3.1)	(3.0)
Balance at end of period	$7.0	$8.2
Current portion	2.9	2.0
Non-current portion	4.1	6.2
Total	$7.0	$8.2

8.  Income Taxes

The effective tax rates for the quarter and six months ended September 30, 2004 were negative 300% and negative 867%, respectively, compared to 40.5% for each of the fiscal quarter and six months ended September 30, 2003. The current fiscal period rates were the result of income taxes being incurred on the taxable income of the Company’s U.S. operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

9. Retirement Benefits

The Company has defined benefit plans, principally in Europe, where such plans are typically unfunded and provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company’s policy is to fund its pension obligations in conformity with the funding requirements of the laws and governmental regulations applicable in the respective country.

The following information reflects the net period benefit cost for participants in the Company’s significant European retirement benefit plans. That information is summarized as follows (in millions):

		Predecessor		Predecessor
	Fiscal Quarter Ended September 30, 2004	(Note 1) Fiscal Quarter Ended September 30, 2003	Six Months Ended September 30, 2004	(Note 1) Six Months Ended September 30, 2003

Service cost	$0.2	$0.2	$0.4	$0.5
Interest cost	0.6	0.4	1.0	0.9
Expected return on plan assets	0.0	0.0	0.0	0.0
Net periodic benefit cost	$0.8	$0.6	$1.4	$1.4

The Company expects to continue to make contributions sufficient to fund benefits paid under its pension plans. Such contributions are expected to total approximately $2.8 million in fiscal 2005.

10. Acquisition

As of June 4, 2004, the Company purchased certain assets of Nexus for $6.0 million. This purchase provides the Company with full ownership of a fixed network AMR system for the water, gas and electric utility markets. Prior to the acquisition, the Company had an exclusive distribution agreement with Nexus for the water utility market.

This transaction has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The unaudited condensed consolidated financial statements herein include Nexus’ results of operations for the period from June 4, 2004 through September 30, 2004.

The Company has completed its preliminary purchase price allocation attributable to the Nexus acquisition. The final allocation will be completed within one year of the transaction and any resulting adjustment is not expected to have a material impact on the Company’s financial position or results of operations. The preliminary purchase price allocation based on management’s estimates at the date of the acquisition, is as follows (in millions):

Inventories	$0.4
Property, plant and equipment	0.6
Goodwill	0.5
Intangible assets	4.5
Total assets acquired	6.0
Fair value of net assets acquired	$6.0

The preliminary allocation of the purchase price resulted in the recognition of $0.5 million of goodwill primarily attributable to the anticipated future earnings and cash flows related to this acquisition. The Company preliminarily allocated $4.5 million of the purchase price to intangible assets, $4.0 million of which was related to intellectual property that will be amortized over 3 years. The remaining $0.5 million of intangible assets was related to non-competition agreements that will be amortized over 7 years.

The purchase agreement also included provisions for payment of additional considerations, up to a total of $1.5 million, to be paid to Nexus based on specific performance criteria of the acquired business through June 4, 2007.  Any payments made based on these criteria will adjust the Nexus purchase price and be allocated to goodwill.

11. Guarantor Subsidiaries

The following tables present condensed consolidating unaudited financial information at September 30, 2004 and the audited financial information at March 31, 2004 and the unaudited financial information for the fiscal quarter and six months ended September 30, 2004, condensed combining financial unaudited information of the Predecessor for the fiscal quarter and six months ended September 30, 2003 for: (a) Sensus Metering Systems (Bermuda 2) Ltd. (referred to as Parent), (b) Sensus Metering Systems Inc. the issuer of the Notes (referred to as Issuer), (c) on a combined basis, the subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. that are guaranteeing the Notes, which include all of the wholly-owned U.S. domestic subsidiaries of  Sensus Metering Systems (Bermuda 2) Ltd. other than IMSofTech Inc. (“Guarantor Subsidiaries”), and (d) on a combined basis, the subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. that are not guaranteeing the Notes, including IMSofTech (“Non-Guarantor Subsidiaries”). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors. The Notes were issued by Sensus Metering Systems Inc. in connection with the Acquisition of Invensys Metering Systems (see Note 1).

Condensed Consolidating Balance Sheets (unaudited)

September 30, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$—	$12.5	$23.4	$13.2	$—	$49.1
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	—	53.6	32.9	—	86.5
From affiliates	(5.2)	(24.4)	34.0	(4.4)	—	—
Other	—	—	1.3	0.2	—	1.5
Inventories, net	—	—	27.5	22.3	—	49.8
Prepayments and other current assets	0.1	0.9	1.6	4.9	—	7.5
Deferred income taxes	—	—	1.2	—	—	1.2
Total current assets	(5.1)	(11.0)	142.6	69.1	—	195.6
Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant, and equipment, net	—	—	66.8	49.1	—	115.9
Intangible assets, net	—	24.1	176.7	47.7	—	248.5
Goodwill	—	—	314.1	27.3	—	341.4
Investment in subsidiaries	662.4	585.4	6.4	—	(1,254.2)	—
Long-term deferred tax asset	—	—	18.0	—	—	18.0
Other long-term assets	—	21.4	2.1	2.9	—	26.4
Total assets	$657.3	$1,053.1	$726.7	$225.2	$(1,716.5)	$945.8

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$—	$34.9	$12.6	$—	$47.5
Current portion of long-term debt	—	0.5	—	0.1	—	0.6
Income taxes payable	—	(10.5)	10.9	(0.4)	—	—
Restructuring accruals	—	—	0.7	7.8	—	8.5
Accruals and other current liabilities	—	10.0	18.5	24.4	—	52.9
Total current liabilities	—	—	65.0	44.5	—	109.5
Notes payable to affiliates	462.3	(1.5)	0.5	1.0	(462.3)	—
Long-term debt, less current portion	—	471.5	—	29.5	—	501.0
Pensions	—	—	0.6	38.0	—	38.6
Deferred income taxes	—	—	70.1	21.2	—	91.3
Other long-term liabilities	—	—	5.1	0.3	—	5.4
Minority interests	—	—	—	5.0	—	5.0
Total liabilities	462.3	470.0	141.3	139.5	(462.3)	750.8
Stockholders’ equity	195.0	583.1	585.4	85.7	(1,254.2)	195.0
Total liabilities and stockholders’ equity	$657.3	$1,053.1	$726.7	$225.2	$(1,716.5)	$945.8

Condensed Consolidating Balance Sheets

March 31, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$—	$12.7	$18.1	$17.7	$—	$48.5
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	—	47.4	35.1	—	82.5
From affiliates	—	1.0	(0.5)	(0.5)	—	—
Other	—	—	2.3	0.1	—	2.4
Inventories, net	—	—	24.0	22.5	—	46.5
Prepayments and other current assets	—	—	3.2	5.7	—	8.9
Deferred income taxes	—	—	1.2	—	—	1.2
Total current assets	—	13.7	95.7	80.6	—	190.0
Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant, and equipment, net	—	—	65.8	50.6	—	116.4
Intangible assets, net	—	27.9	181.5	45.0	—	254.4
Goodwill	—	—	320.3	27.3	—	347.6
Investment in subsidiaries	660.3	568.9	9.4	—	(1,238.6)	—
Long-term deferred tax asset	—	—	18.0	—	—	18.0
Other long-term assets	—	21.4	1.2	2.4	—	25.0
Total assets	$660.3	$1,065.1	$691.9	$235.0	$(1,700.9)	$951.4

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$—	$30.0	$13.7	$—	$43.7
Current portion of long-term debt	—	2.0	—	0.3	—	2.3
Short-term borrowings	—	—	—	2.2	—	2.2
Income taxes payable	—	—	0.6	0.1	—	0.7
Restructuring accruals	—	—	1.2	7.4	—	8.6
Accruals and other current liabilities	—	8.1	18.3	25.3	—	51.7
Total current liabilities	—	10.1	50.1	49.0	—	109.2
Notes payable to affiliates	462.3	2.7	(3.8)	1.1	(462.3)	—
Long-term debt, less current portion	—	472.5	—	29.6	—	502.1
Pensions	—	—	0.4	37.2	—	37.6
Deferred income taxes	—	—	70.8	21.1	—	91.9
Other long-term liabilities	—	—	5.5	0.7	—	6.2
Minority interests	—	—	—	6.4	—	6.4
Total liabilities	462.3	485.3	123.0	145.1	(462.3)	753.4
Stockholders’ equity	198.0	579.8	568.9	89.9	(1,238.6)	198.0
Total liabilities and stockholders’ equity	$660.3	$1,065.1	$691.9	$235.0	$(1,700.9)	$951.4

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended September 30, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)

Net sales	$—	$—	$101.9	$42.7	$(1.4)	$143.2
Cost of sales	—	—	69.1	32.5	(1.4)	100.2
Gross profit (loss)	—	—	32.8	10.2	—	43.0
Selling, general, and administrative expenses	—	0.2	13.3	11.8	—	25.3
Restructuring and other similar costs	—	(0.1)	—	2.6	—	2.5
Amortization of intangible assets	—	1.9	2.7	0.9	—	5.5
Other operating expenses, net	—	0.2	0.6	0.4	—	1.2
Operating income (loss)	—	(2.2)	16.2	(5.5)	—	8.5
Non-operating income (expense):
Interest income (expense):
From/to third parties	—	(8.9)	0.2	(0.4)	—	(9.1)
Equity in earnings of subsidiaries	(2.2)	6.5	(3.6)	—	(0.7)	—
Other, net	—	—	0.1	(0.1)	—	—
(Loss) income for continuing operations before income taxes	(2.2)	(4.6)	12.9	(6.0)	(0.7)	(0.6)
Provision (benefit) for income taxes	—	(4.5)	6.4	(0.1)	—	1.8
(Loss) income for continuing operations after income taxes	(2.2)	(0.1)	6.5	(5.9)	(0.7)	(2.4)
Minority interest	—	—	—	0.2	—	0.2
(Loss) income from continuing operations	(2.2)	(0.1)	6.5	(5.7)	(0.7)	(2.2)
(Loss) income from discontinued operations	(0.5)	(0.1)	(0.1)	(0.4)	0.6	(0.5)
Net (loss) income	$(2.7)	$(0.2)	$6.4	$(6.1)	$(0.1)	$(2.7)

Condensed Consolidating Statements of Operations (unaudited)

Six Months Ended September 30, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)

Net sales	$—	$—	$200.1	$85.3	$(2.8)	$282.6
Cost of sales	—	—	136.3	64.8	(2.8)	198.3
Gross profit (loss)	—	—	63.8	20.5	—	84.3
Selling, general, and administrative expenses	—	0.2	25.6	23.6	—	49.4
Restructuring and other similar costs	—	0.3	—	4.2	—	4.5
Amortization of intangible assets	—	3.8	5.3	1.4	—	10.5
Other operating expenses, net	—	0.2	1.1	0.4	—	1.7
Operating income (loss)	—	(4.5)	31.8	(9.1)	—	18.2
Non-operating income (expense):
Interest income (expense):
From/to third parties	—	(17.9)	0.2	(0.8)	—	(18.5)
From/to affiliates	—	—	—	—	—	—
Equity in earnings (loss) of subsidiaries	(2.8)	16.8	(3.7)	—	(10.3)	—
Other, net	—	—	0.1	(0.1)	—	—
(Loss) income before income taxes	(2.8)	(5.6)	28.4	(10.0)	(10.3)	(0.3)
Provision (benefit) for income taxes	—	(9.1)	11.6	0.1	—	2.6
(Loss) income after income taxes	(2.8)	3.5	16.8	(10.1)	(10.3)	(2.9)
Minority interest	—	—	—	0.1	—	0.1
(Loss) income from continuing operations	(2.8)	3.5	16.8	(10.0)	(10.3)	(2.8)
(Loss) income from discontinued operations	(0.6)	(0.1)	(0.1)	(0.5)	0.7	(0.6)
Net (loss) income	$(3.4)	$3.4	$16.7	$(10.5)	$(9.6)	$(3.4)

Condensed Combining Statements of Operations—Predecessor (unaudited)

Fiscal Quarter Ended September 30, 2003

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	($ in millions)

Net sales	$96.8	$45.2	$(0.9)	$141.1
Cost of sales	62.0	34.3	(0.9)	95.4
Gross profit	34.8	10.9	—	45.7
Selling, general, and administrative expenses	11.8	10.8	—	22.6
Restructuring and other similar costs	0.1	1.7	—	1.8
Amortization of intangible assets	0.1	—	—	0.1
Other operating income, net	0.8	(1.8)	—	(1.0)
Operating income (loss)	22.0	0.2	—	22.2
Non-operating income (expense):
Interest income (expense):
From/to third parties	(0.1)	0.1	—	—
From/to affiliates	1.3	(1.3)	—	—
Equity in earnings of subsidiaries	0.6	—	(0.6)	—
Other, net	—	—	—	—
Income (loss) before income taxes	23.8	(1.0)	(0.6)	22.2
Provision for income taxes	14.2	(5.2)	—	9.0
Income (loss) after income taxes	9.6	4.2	(0.6)	13.2
Minority interest	—	(0.2)	—	(0.2)
Income (loss) from continuing operations	9.6	4.0	(0.6)	13.0
Loss from discontinued operations	—	(0.3)	—	(0.3)
Net income (loss)	$9.6	$3.7	$(0.6)	$12.7

Condensed Combining Statements of Operations—Predecessor (unaudited)

Six Months Ended September 30, 2003

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	($ in millions)

Net sales	$182.3	$87.6	$(2.5)	$267.4
Cost of sales	119.4	65.4	(2.5)	182.3
Gross profit	62.9	22.2	—	85.1
Selling, general, and administrative expenses	24.3	21.4	—	45.7
Restructuring and other similar costs	0.4	7.8	—	8.2
Amortization of intangible assets	0.2	—	—	0.2
Other operating income, net	—	(1.2)	—	(1.2)
Operating income (loss)	38.0	(5.8)	—	32.2
Non-operating income (expense):
Interest income (expense):
From/to third parties	(0.1)	0.1	—	—
From/to affiliates	9.0	(8.0)	—	1.0
Equity in earnings of subsidiaries	0.6	—	(0.6)	—
Other, net	—	0.1	—	0.1
Income (loss) before income taxes	47.5	(13.6)	(0.6)	33.3
Provision for income taxes	17.9	(4.4)	—	13.5
Income (loss) after income taxes	29.6	(9.2)	(0.6)	19.8
Minority interest	—	(0.3)	—	(0.3)
Income (loss) from continuing operations	29.6	(9.5)	(0.6)	19.5
Loss from discontinued operations	—	(0.4)	—	(0.4)
Net income (loss)	$29.6	$(9.9)	$(0.6)	$19.1

Condensed Consolidating Statements of Cash Flows (unaudited)

Six Months Ended September 30, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)

Operating activities
Net income (loss)	$(3.4)	$3.4	$16.7	$(10.5)	$(9.6)	$(3.4)
Non-cash adjustments	—	3.8	6.7	4.4	—	14.9
Undistributed equity in earnings of subsidiaries	3.4	(16.7)	3.7	—	9.6	—
Changes in operating assets and liabilities	—	16.1	(19.2)	4.0	—	0.9
Cash provided by (used in) operating activities	—	6.6	7.9	(2.1)	—	12.4
Investing activities
Expenditures for property, plant, and equipment	—	—	(6.4)	(2.2)	—	(8.6)
Proceeds from sale of assets	—	—	0.3	1.7	—	2.0
Acquisitions, net	—	5.0	—	(5.0)	—	—
Cash provided by (used in) investing activities	—	5.0	(6.1)	(5.5)	—	(6.6)
Financing activities
Activity with affiliates	—	(8.9)	3.5	5.4	—	—
Payments of dividends	—	—	—	—	—	—
Debt issuance costs	—	—	—	—	—	—
Decrease in short-term borrowings	—	—	—	(2.4)	—	(2.4)
Proceeds from debt issuance	—	—	—	—	—	—
Proceeds from common stock issuance	—	—	—	—	—	—
Payments of long-term debt	—	(2.9)	—	—	—	(2.9)
Net cash provided by (used in) financing activities	—	(11.8)	3.5	3.0	—	(5.3)
Effect of exchange rate changes on cash	—	—	—	0.1	—	0.1
(Decrease) increase in cash and cash equivalents	$—	$(0.2)	5.3	(4.5)	$—	$0.6
Cash and cash equivalents at beginning of period	$—	$12.7	$18.1	$17.7	$—	$48.5
Cash and cash equivalents at end of period	$—	$12.5	$23.4	$13.2	$—	$49.1

Condensed Combining Statements of Cash Flows—Predecessor (unaudited)

Six Months Ended September 30, 2003

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	($ in millions)

Operating activities
Net income (loss)	$29.6	$(9.9)	$(0.6)	$19.1
Non-cash adjustments	5.1	3.7	—	8.8
Equity in earnings of non-guarantor subsidiaries	(0.6)	—	0.6	—
Changes in operating assets and liabilities	(14.5)	(5.5)	(2.6)	(22.6)
Cash provided by (used in) operating activities	19.6	(11.7)	(2.6)	5.3
Investing activities
Expenditures for property, plant, and equipment	(3.7)	(1.9)	—	(5.6)
Cash used in investing activities	(3.7)	(1.9)	—	(5.6)
Financing activities
Decrease in short-term borrowings	(1.7)	(2.6)	—	(4.3)
Other financing activities	(11.4)	11.4	2.6	2.6
Net cash provided by (used in) financing activities	(13.1)	8.8	2.6	(1.7)
Effect of exchange rate changes on cash	—	0.4	—	0.4
Increase (decrease) in cash and cash equivalents	$2.8	$(4.4)	$—	$(1.6)
Cash and cash equivalents at beginning of period	$6.1	$11.0	$—	$17.1
Cash and cash equivalents at end of period	$8.9	$6.6	$—	$15.5

12.  Commitments and Contingent Liabilities

The Company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of its business involving product liability, product warranty, property damage, insurance coverage, patents, and environmental matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes these unresolved legal actions will not have a material effect on the financial position or results of operations of the Company.

The Company, as well as many other third parties, has been named as a defendant in several lawsuits filed related to illnesses from exposure to asbestos or asbestos-containing products. The complaints fail to specify which plaintiffs allegedly were involved with the Company’s products, and because the cases are in initial stages, it is uncertain whether any plaintiffs have an asbestos-related illnesses or dealt with the Company’s products, much less whether any plaintiffs were exposed to an asbestos-containing component part of the Company’s product or whether such party could have been a substantial contributing factor to the alleged illness. The Company is unable to estimate the amount of its exposure, if any, related to these claims at this time. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s net earnings or financial position. – See Part II-Other Information, Item 1: Legal Proceedings

The Company has entered into various agreements that require letters of credit for financial assurance purposes.  These letters of credit are available to fund the payment of such obligations.  At September 30, 2004, we had $4.2 million of letters of credit outstanding with expiration dates ranging from one month to twelve months.

13.  Subsequent Event

On October 14, 2004, the Company entered into an amendment to its credit agreement, provided by a consortium of lenders led by Credit Suisse First Boston to, among other things, reduce the interest rates the Company is charged on borrowings under its term loan facility. As of September 30, 2004, the Company had $226.6 million of term debt outstanding under its senior credit facility, which included $197.0 million outstanding under its U.S. term loan facility and $29.6 million outstanding under its European term loan facility. The term loan facility was drawn on December 17, 2003 and will mature on December 17, 2010. Borrowing costs under the term loan facility are based on variable rates tied to the London Interbank Offered Rate (“LIBOR”) plus a specified margin, or the greater of the Prime Rate and the Federal Funds Effective Rate (“Alternative Base Rate”) plus a margin. Under the terms of the repricing amendment, the margin on rates linked to LIBOR was reduced to 2.5% from 3.0% and the margin on rates linked to the Alternative Base Rate was reduced to 1.5% from 2.0%. Based on the Company’s current borrowings at the LIBOR-based rate, the Company’s new effective borrowing rate is 4.4%. The repricing amendment also includes a one-year prepayment pricing protection mechanism for the lenders, and expands the options available to the Company for investing its excess cash.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be  “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Sensus Metering Systems are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, sales, cash flow and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters, other than those of historical fact, are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various risks. These risks, some of which are discussed under the caption “Risk Factors-Risks Relating to Our Business” in our Registration Statement on Form S-4 (SEC File No. 333-113658) filed with the Securities and Exchange Commission, and include our dependence on new product development and intellectual property, and our dependence on independent distributors and third-party contract manufacturers, our substantial financial leverage, debt service and other cash requirements, liquidity constraints and risks related to future growth and expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation,  our ability to integrate acquired companies, general economic and business conditions, competition, adverse changes in the regulatory or legislative environment in which the company operates, and other factors beyond the Company’s control. The following management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements for the quarter ended September 30, 2004 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2004 and related notes thereto included in our Registration Statement on Form S-4 (SEC File No. 333-113658).

Unless we indicate otherwise, references below to “we,” “us,” “our” and “Sensus Metering Systems” mean Sensus Metering Systems (Bermuda 2) Ltd. and its subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts to the nearest hundred thousand dollars.

General

We are a leading provider of advanced metering and related communications systems to the worldwide utility industry and have over a century of experience in designing and manufacturing metering products. We are the largest global manufacturer of water meters, the fastest growing segment of the metering industry, and have a substantial share of the sales of automatic metering reading, or AMR, devices to North American water utilities. Additionally, we are a leading global developer and manufacturer of gas and heat metering systems and recently entered the North American electric metering market with iCon, our solid-state electricity meter. In addition to our metering business, we believe that, through our Smith-Blair, Inc. subsidiary, we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and, through our Sensus Precision Die Casting, Inc. subsidiary, are a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die castings.

During the fiscal quarter and six months ended September 30, 2004, we:

•                  Increased sales from the same periods in 2003 by 1% and 6%, respectively;

•                  maintained gross margins at 30%, despite double digit worldwide key material price increases;

•                  continued restructuring activities in our European subsidiaries to align operations with current market conditions;

•                  successfully disposed of the IMSofTech and MSI businesses, in support of our strategy to focus on our core intelligent metering systems business; and

•                  negotiated a settlement with Invensys regarding final adjustments to the Acquisition purchase price, resulting in proceeds to the Company of $5.0 million.

History and the Acquisition

Although Sensus Metering Systems and its predecessors have been supplying metering and related products for over a century, our current business was created in early 1999 when BTR plc and Siebe plc merged to form Invensys plc (“Invensys”). Since this merger, and until we acquired the metering systems and certain other businesses (“Invensys Metering Systems”) from Invensys, our business was generally operated as a single product group within

Invensys. During this time period, our business participated in various strategic initiatives implemented by Invensys, including customer development, services, and project management and lean supply chain programs. Invensys Metering Systems was acquired by us on December 17, 2003 (see Note 1). Although we plan to continue our focus on improved operating efficiency, the programs previously implemented by Invensys may be modified or terminated. As a result of such modifications or terminations and other factors, the historical results of operations of Invensys Metering Systems may not be indicative of our results of operations on a stand-alone basis.

Recent Restructuring and Cost Savings Initiatives

Sensus Metering Systems and its Predecessor have undertaken significant cost savings initiatives over the last several years to reduce their overall cost base and improve operating margins. Through September 30, 2004, we estimate that approximately 98.0% of our five-year restructuring and cost reduction programs have been initiated and have realized $39.4 million of cumulative annual cost savings since the program’s initiation.

In fiscal 2005, we are continuing the implementation of these initiatives.  We expect to incur additional restructuring costs of approximately $6.0 million in fiscal 2005 to conclude the ongoing initiatives, generating savings in facility costs, direct labor costs, manufacturing overhead costs and general and administrative costs resulting in estimated annual savings of $3.7 million. For the six months ended September 30, 2004, we incurred $4.5 million of restructuring costs, primarily related to employee severance and exit activities.

Other Information About Our Business

The following table presents, as of the dates indicated, additional information about our operations and business, including discontinued operations.

	Fiscal Quarter Ended
	September 30, 2004	July 3, 2004	March 31, 2004	December 28, 2003	September 30, 2003	June 28, 2003
Orders (in $millions)	138.8	143.2	148.6	119.2	133.4	128.9
Backlog (in $millions)	50.0	58.3	56.0	67.2	48.9	57.9
Sales (in $millions)	144.1	140.7	159.4	104.2	142.4	127.3
Employees	3,366	3,459	3,363	3,164	3,321	3,431

Results of Operations

Fiscal Quarter and Six Months Ended September 30, 2004 Compared with Fiscal Quarter and Six Months Ended September 30, 2003

(in millions)	Fiscal Quarter Ended September 30, 2004%		Predecessor Fiscal Quarter Ended September 30, 2003%		Six Months Ended September 30, 2004%		Predecessor Six Months Ended September 30, 2003%

Net sales	$ 143.2	100%	$ 141.1	100%	$ 282.6	100%	$ 267.4	100%
Gross profit	43.0	30%	45.7	32%	84.3	30%	85.1	32%
Selling, general and administrative expenses	25.3	18%	22.6	16%	49.4	17%	45.7	17%
Restructuring costs	2.5	1%	1.8	1%	4.5	2%	8.2	3%
Amortization of intangible assets	5.5	4%	0.1	—	10.5	4%	0.2	—
Other operating expense (income), net	1.2	1%	(1.0)	—	1.7	—	(1.2)	—
Operating income	8.5	6%	22.2	15%	18.2	7%	32.2	12%
Interest income (expense), net	(9.1)	(6)%	—	—	(18.5)	(7)%	1.1	—
(Loss) Income before income taxes and minority interest	(0.6)	—	22.2	15%	(0.3)	—	33.3	12%
Provision for income taxes	1.8	1%	9.0	6%	2.6	1%	13.5	5%
(Loss) Income before minority interest	(2.4)	(1)%	13.2	9%	(2.9)	(1)%	19.8	7%
Minority interest	0.2	—	(0.2)	—	0.1	—	(0.3)	—
Loss from discontinued operations	(0.5)	—	(0.3)	—	(0.6)	—	(0.4)	—
Net (loss) income	$ (2.7)	(1)%	$ 12.7	9%	$ (3.4)	(1)%	$ 19.1	7%

Net Sales.  Sales increased $2.1 million, or approximately 1%, from $141.1 million in the fiscal quarter ended September 30, 2003 to $143.2 million in the fiscal quarter ended September 30, 2004. For the six months ended September 30, 2004, sales increased $15.2 million, or approximately 6%, to $282.6 million from $267.4 million in the six months ended September 30, 2003. Favorable currency translation, due primarily to the appreciation of the Euro against the U.S. dollar, accounted for additional sales of $3.3 million and $6.1 million for the fiscal quarter and six months ended September 30, 2004, respectively.  We continue to experience strong demand for metering systems, due to continued growth of AMR applications and strong product sales for gas and electric meters.  However, in the fiscal quarter ended September 30, 2004, the destructive hurricane season experienced in the southeastern United States interrupted production of large meters at our Orlando facility and impacted sales in the region.  North American sales of water meters were reduced by $1.0 million, or 2%, in the fiscal quarter due partially to the hurricane interruptions, and meter sales in Europe decreased $3.2 million, or 8%, due to competitive pricing pressures and slower activity in the industrial meter segment. These decreases were partially offset by increased sales of our iCon electric meter products.  North American sales of water meters for the six months ended September 30, 2004 increased by $5.4 million, or 5%, compared to the six months ended September 30, 2003, due primarily to demand for AMR applications and products, while the European market continued to be soft with reduced sales of $5.5 million, or 7.2%, as compared to the prior year six-month period.  Sales from our precision die casting products increased by $1.1 million, or 11%, compared to the prior year fiscal quarter, and by $2.0 million, or 11%, compared to the prior year six-month fiscal period. We were able to leverage new platform offerings and to pass through aluminum indexed price increases to the top five suppliers to the U.S. automotive industry, known as Tier 1 automotive suppliers, to generate the increased sales.  Pipe joining and repair products sales decreased by $0.5 million, or 4%, compared to the prior year fiscal quarter, as increased pricing was offset by lower sales activities in the North American construction market due to the severity of the hurricane season.  However, for the six months ended September 30, 2004, sales increased $1.1 million, or 4%, compared to the prior year six-month fiscal period.  In addition, sales were impacted as a result of the fiscal quarter ended September 30, 2004 containing 3 working days less than the prior year period.

Our top ten customers accounted for approximately 36% of net sales during the six months ended September 30, 2004. Approximately 12% and 10% of net sales for the six months ended September 30, 2004 and September 30, 2003, respectively, were with one customer and its affiliates.

We expect that net sales will be strong for the remainder of the fiscal year, with increases over the prior fiscal year due to demand for AMR systems, recovery from hurricanes that affected the southeastern United States, ongoing demand for iCon electric meters, expansion of precision die casting products and favorable general economic trends.

Gross Profit.  Gross profit decreased by $2.7 million, or 6%, from $45.7 million for the fiscal quarter ended September 30, 2003 to $43.0 million for the fiscal quarter ended September 30, 2004, and decreased as a percentage of sales by approximately 2 percentage points from 32% to 30% for the same periods.  Gross profit decreased by $0.8 million, or 1%, from $85.1 million to $84.3 million for the six months ended September 30, 2003 and 2004, respectively, and decreased as a percentage of sales by approximately 2 percentage points from 32% to 30% for the same periods. The decrease in gross profit was primarily the result of increased worldwide material prices, partially offset by favorable foreign exchange rates due to the appreciation of the Euro versus the dollar, increasing gross profit by $0.9 million and $1.5 million for the fiscal quarter and six months ended September 30, 2004, respectively, compared to the same periods in the prior year.  Material cost, as a percentage of sales, increased 2 percentage points in the fiscal quarter ended September 30, 2004 compared to the prior year period, and 3 percentage points in the six months ended September 30, 2004 compared to the prior year period. The increase in material costs was partially offset by pass throughs of raw material cost increases to customers.

The decrease in gross profit as a percentage of net sales was primarily attributable to the following factors:

•                  Increased prices for aluminum, altered pricing mechanisms to automotive customers and increased natural gas prices negatively affected margins on precision die casting products and gas meters;

•                  Increased mix of electric meter sales at comparatively lower gross profit margins;

•                  Double digit price increases on key brass castings and steel components, negatively impacting water meter and pipe clamps and coupling gross margins;

•                  Competitive pricing environments in European meter markets; and,

•                  Continued softness in South American water meter markets, particularly in Brazil.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal quarter ended September 30, 2004 increased by $2.7 million, or approximately 12%, to $25.3 million, from $22.6 million for the fiscal quarter ended September 30, 2003.  Expenses, as a percentage of sales, increased from 16% to 18% for the fiscal quarters ended September 30, 2003 and 2004, respectively. Selling, general and administrative expenses for the six months ended September 30, 2004 increased by $3.7 million, or approximately 8%, to $49.4 million, from $45.7 million from the six months ended September 30, 2003. Expenses, as a percentage of sales, remained constant at 17% for the six months ended September 30, 2003 and 2004.  The increase in expense was due partially to foreign currency translation that resulted in an increase in foreign-based administrative costs, as expressed in US dollars, of $0.9 million and $1.7 million for the fiscal quarter and six months ended September 30, 2004, respectively.  Selling, general and administrative expenses in Europe, Mid East and Africa (“EMEA”) were flat, excluding the impacts of foreign currency, due to prior restructuring efforts and ongoing cost containment activities designed to lower base operating expenses.  Selling, general and administration expenses in South America and North America were $1.4 million higher for the fiscal quarter ended September 30, 2004 compared to the fiscal quarter ended September 30, 2003 because of higher investment in North America Water research and development, including the integration of Nexus research and development activities, and higher insurance claims.

Restructuring and Other Similar Costs.  Restructuring costs increased by $0.7 million, or approximately 39%, from $1.8 million for the fiscal quarter ended September 30, 2003 to $2.5 million for the fiscal quarter ended September 30, 2004.  Restructuring costs decreased by $3.7 million, or approximately 45%, from $8.2 million for the six months ended September 30, 2003 to $4.5 million for the six months ended September 30, 2004. The decrease for the six-month fiscal period compared to the prior year was primarily the result of reduced spending in our European restructuring activities as plans to achieve our targeted manufacturing footprint in the region are either underway or near completion.  Actions to close our French production facility, to rationalize our UK gas meter operation and to downsize our German operations constitute the majority of current activities. We expect to incur additional restructuring costs of approximately $1.5 million through March 31, 2005.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $5.4 million from $0.1 million for the fiscal quarter ended September 30, 2003 to $5.5 million for the fiscal quarter ended September 30, 2004. Amortization of intangible assets increased by $10.3 million from $0.2 million for the six months ended September 30, 2003 to $10.5 million for the six months ended September 30, 2004. Amortization expense primarily relates to the intangible assets recorded at the time of the Acquisition for non-competition agreements, customer relationships and patents (see Note 4).  These intangible assets were not recorded on the balance sheet of the Predecessor. As a result, the Predecessor did not incur significant amortization expense in the fiscal quarter or six months ended September 30, 2003. We expect that amortization of intangible assets will remain higher than historical levels of the Predecessor for the foreseeable future as a result of higher levels of intangible assets recorded in connection with acquisitions.

Other Operating Income (Expense).  Other operating expense of $1.2 million for the fiscal quarter ended September 30, 2004 increased by $2.2 million compared to other operating income of $1.0 million for the fiscal quarter ended September 30, 2003. Other operating expense of $1.7 million for the six-months ended September 30, 2004 increased by $2.9 million compared with other operating income of $1.2 million for the six months ended September 30, 2003. The increase in expense is related to a management fee of $0.5 million and $1.0 million for the fiscal quarter and the fiscal six months ended September 30, 2004, and one-time expenses of $0.5 million associated with the Acquisition in the fiscal quarter ended September 30, 2004.  In addition, $0.9 million of Brazilian transactional tax gains were recognized in the fiscal quarter ended September 30, 2003, which did not occur in the current fiscal period.  We expect that other operating expenses will remain higher than historical levels for the foreseeable future as a result of quarterly management fees.

Interest Income (Expense).   Interest expense was $9.1 million for the fiscal quarter ended September 30, 2004 compared with no interest expense for the fiscal quarter ended September 30, 2003.  Net interest expense of $18.5 million for the six months ended September 30, 2004 increased by $19.6 million compared with interest income of $1.1 million for the six months ended September 30, 2003. Prior to the Acquisition, the Predecessor had no debt. The Acquisition was financed with $230.0 million in term loan financing and the issuance of $275.0 million of senior subordinated notes.  The increase in interest expense is the result of the debt created to support the Acquisition. We expect that interest expense will remain higher than historical levels of the Predecessor for the foreseeable future as a result of higher levels of debt incurred in connection with the Acquisition.

Income Tax Expense.   Income tax expense for the fiscal quarter ended September 30, 2004 decreased by $7.2 million, or 80%, compared with the fiscal quarter ended September 30, 2003 from $9.0 million to $1.8 million. Income tax expense for the six months ended September 30, 2004 decreased by $10.9 million, or 81%, compared with the six months ended September 30, 2003 from $13.5 million to $2.6 million.  The decrease is primarily the result of lower pre-tax income for the period.  Despite our lower pre-tax income, our effective tax rate was negative 867% for the six month period ended September 30, 2004, compared with 40.9% for the six months ended September 30, 2003, as a result of foreign net operating losses for which no tax benefit was recorded.

Minority Interest.  Minority interest for the fiscal quarters and six months ended September 30, 2004 and September 30, 2003 remained consistent and related to our partner’s share of earnings of our China and India joint ventures.

Net Income (Loss). Net loss was $2.7 million and $3.4 million for the fiscal quarter and six months ended September 30, 2004 as compared to net income of $12.7 million and $19.1 million for the same periods ended September 30, 2003 due primarily to:

•                  higher interest expense incurred during the period;

•                  increased material costs;

•                  greater amortization of intangible assets related to acquisitions;

•                  loss on the sale of discontinued operations;

•                  increased research and development investment;

•                  our inability to record an income tax benefit on foreign net operating loss carry-forwards in certain jurisdictions; and

•                  management and other one-time fees associated with the Acquisition.

EBITDA.  EBITDA decreased by $8.2 million, or approximately 32%, from $25.9 million in the fiscal quarter ended September 30, 2003 to $17.7 million in the fiscal quarter ended September 30, 2004.  EBITDA decreased by $3.1 million, or approximately 8%, from $39.9 million in the six months ended September 30, 2003 to $36.8 million in the six months ended September 30, 2004. The decrease in EBITDA during the period is generally attributable to the following factors:

•                  higher worldwide materials costs;

•                  loss on the sale of discontinued operations;

•                  increased research and development investment; and

•                  management and other one-time fees associated with the Acquisition.

The discussion of EBITDA is being provided because management considers EBITDA to be an important measure of financial performance. Among other things, our management believes that EBITDA provides useful information for our investors because it is useful for trending, analyzing and benchmarking the performance and value of our business. Management also believes that EBITDA is useful in assessing current performance compared with the historical performance of our predecessor because significant line items within our income statements such as depreciation, amortization and interest expense are significantly impacted by the Acquisition. Internally, EBITDA is used as a financial measure to assess the performance of our business and is an important measure in our incentive compensation plans. EBITDA should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.

The following table sets forth a quantitative reconciliation of the differences between EBITDA and net income (loss) calculated in accordance with generally accepted accounting principles for the fiscal quarters  and six months ended September 30, 2004 and September 30, 2003:

	Historical EBITDA Reconciliation
		Predecessor		Predecessor
	Fiscal Quarter Ended September 30, 2004	(Note 1) Fiscal Quarter Ended September 30, 2003	Six Months Ended September 30, 2004	(Note 1) Six Months Ended September 30, 2003
Net (loss) income	$(2.7)	$12.7	$(3.4)	$19.1
Depreciation and amortization	9.7	4.0	19.2	8.0
Interest expense, net of interest income	9.1	—	18.5	(1.0)
Income taxes	1.8	9.0	2.6	13.5
Minority interest	(0.2)	0.2	(0.1)	0.3
EBITDA	$17.7	$25.9	$36.8	$39.9
Loss on discontinued operations	0.5	0.3	0.6	0.4
EBITDA (excluding discontinued operations)	$18.2	$26.2	$37.4	$40.3

Liquidity and Capital Resources

During the fiscal quarter and six months ended September 30, 2004, we funded our operating and capital requirements through a combination of cash flows from operating activities and cash on hand. Going forward, operating and capital requirements will be funded from a combination of cash on hand, cash flows from operating activities and borrowings under our senior credit facilities.

Net cash flow provided by operating activities for the six months ended September 30, 2004 and 2003 was $12.4 million and $5.3 million, respectively. The $7.1 million increase in net cash provided by operating activities for the six months ended September 30, 2004 as compared to the six months ended September 30, 2003 was generated by decreased working capital resulting from improved accounts payable and current assets, partially offset by increased accounts receivable and reduced net income.

Working capital as a percentage of net sales increased to 15% for the six months ended September 30, 2004 as compared with 7% for the six months ended September 30, 2003. This increase was primarily due to an increase in cash and cash equivalents of $33.5 million resulting from cash received at the time of the Acquisition, and an increase in accounts receivable of $26.8 million due to increased sales and the discontinuation of discounting practices, and a decrease in accounts payable resulting from better adherence to standard payment terms compared to the practices of the Predecessor in the prior year.

Historically, cash used for investing activities has been used primarily for capital expenditures, business acquisitions and other investments, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures were $8.6 million and $5.6 million for the six months ended September 30, 2004 and 2003, respectively. Capital expenditure requirements are comprised of equipment, molds and tooling for replacement and expenditures for cost reduction, maintenance, safety and expansion. For the full fiscal year 2005, we expect to make capital expenditures of approximately $21.0 million reflecting a shift from maintenance level capital expenditures of Invensys to a more growth-focused capital expenditures program.  The Company and Invensys agreed upon a purchase price adjustment amount, which resulted in a cash payment of $5.0 million by Invensys to the Company and a corresponding reduction to the purchase price (see Note 1).  Business acquisition expenditures of $5.0 million were attributable to the purchase of certain assets of Nexus (see Note 10).  Proceeds from the sale of assets of $2.0 million are related primarily to the sale of MSI and IMSofTech (see Note 2).

Cash expenditures for restructuring for the six months ended September 30, 2004 and September 30, 2003 amounted to $4.7 million and $3.5 million, respectively. As of September 30, 2004, we had $8.5 million of restructuring accruals reflected on our balance sheet. Additional restructuring expenses of approximately $1.5 million are expected to be incurred in fiscal 2005 as the current restructuring programs near completion.

Historically, cash provided by or used in financing activities represented payments to or funding from Invensys, and, to a lesser extent, changes in indebtedness to third parties.  As a result of the Acquisition, we incurred substantial third-party indebtedness.  Our senior credit facilities provide for senior secured financing of $296.6 million, consisting of (a) two term loan facilities in an aggregate amount of $226.6 million, including a $197.0 million U.S. term loan facility and a $29.6 million European term loan facility and, (b) two revolving credit facilities in an aggregate amount of $70.0 million, under one of which $40.0 million is available to Sensus in the form of U.S. dollar-denominated loans and under the other of which $30.0 million is available in the form of U.S. dollar-denominated loans, or in the form of euro- or UK sterling-denominated loans. The term loan facilities will mature on December 17, 2010. Borrowing costs under the term loan facility are based on variable rates tied to the London Interbank Offered Rate (“LIBOR”) plus a specified margin, or the greater of the Prime Rate and the Federal Funds Effective Rate (“Alternative Base Rate”) plus a margin. Up to $30.0 million of the revolving credit facilities is available in the form of letters of credit, and amounts repaid under the revolving credit facilities may be re-borrowed (subject to satisfaction of the applicable borrowing conditions) at any time prior to the maturity of the revolving credit facilities, which will be six years after the closing date.

As of September 30, 2004, we had approximately $501.6 million of total indebtedness outstanding, consisting of $275.0 million under the senior secured facility, $197.0 million under the U.S. term loan facility and $29.6 million under the European term loan facility.  Interest expense, including amortization of deferred financing costs, was approximately $9.1 million and $18.5 million for the fiscal quarter and six months ended September 30, 2004, respectively.  We made a principal prepayment of $2.3 million on the term loan facility in the fiscal quarter.  As a result of the $2.3 million prepayment, there are no payments due or scheduled on the term loan facilities until September 2005. As a result of an amendment to the Credit Agreement in October 2004, the interest rate margin has been reduced by 50 basis points for both LIBOR and Alternate Base Rate borrowings.  There were no borrowings outstanding under the revolving credit facility at September 30, 2004; however, $4.2 million of the facility was utilized in connection with outstanding letters of credit. We are in compliance with all credit facility covenants at September 30, 2004.

We believe that cash on hand and cash flow we expect from operations, together with available borrowings under the revolving credit facilities constituting part of our senior secured credit facilities, will provide sufficient funds to enable us to fund our planned capital expenditures, make scheduled principal and interest payments and meet our other cash requirements for the foreseeable future.

Our ability to make scheduled payments of principal of, or to pay interest on, or to refinance, our indebtedness, including the Notes, or to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements.  We are exposed to various market risk factors such as fluctuating interest rates and changes in foreign currency rates. At present we do not utilize any derivative instruments to manage this risk.

Currency translation.  The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income. As of September 30, 2004, assets of foreign subsidiaries constituted approximately 22% of total assets. Foreign currency exchange rate exposure is most significant with respect to the euro. For the fiscal quarter and six months ended September 30, 2004, net sales were positively impacted by the appreciation of foreign currencies, primarily the euro, versus the U.S. dollar by approximately $3.3 million and $6.1 million, respectively. Similarly, for the fiscal quarter and six months ended September 30, 2003, net sales were positively impacted by the appreciation of foreign currencies, primarily the euro, versus the U.S. dollar by approximately $6.1 million and $14.0 million, respectively.

Currency transaction exposure.  Currency transaction exposure arises where a business or company makes actual sales and purchases in a currency other than its own functional currency. The majority of our businesses source raw materials and sell their products within their local markets in their functional currencies and therefore have limited transaction exposure.

Interest rate risk.  Historically, the business of our predecessor was exposed to market risk relating to changes in interest rates relating to intercompany funding receivable and payable balances and its other affiliates, which carried variable interest rates. Subsequent to the Acquisition, we have a significant amount of debt, with a large portion being at variable rates. Total debt as of September 30, 2004 was $501.6 million, of which approximately $226.6 million bears interest at variable rates. As of September 30, 2004, the weighted average interest rate on our variable-rate term debt was 4.9%. Variable-rate borrowings under the senior credit facilities are, at our option, at the adjusted LIBOR plus 2.50% or the alternative base rate plus 1.50%.  Holding all other variables constant, an increase in the interest rate of 1.0% on variable rate debt would increase annual interest cost by $2.3 million. We have not sought to hedge exposure to variable interest rates.

Item 4. Controls and Procedures

We have assigned a high priority to the short-term and long-term improvement or enhancement of our internal controls over financial reporting.  The process began in the first quarter of fiscal 2005 with the development of replacement services and systems that are key for financial functions at our headquarters resulting from the separation from Invensys plc.

During the fiscal quarter ended September 30, 2004, we have implemented internal control improvements over our accounting and financial reporting processes.  The internal control changes implemented during the second fiscal quarter are:

•                  Identified and implemented process and staffing improvements related to interaction of our corporate accounting and finance group with our subsidiary accounting and finance groups;

•                  Restructured and enhanced our financial consolidation system;

•                  Developed a company disclosure policy and procedure;

•                  Engaged outside consultants to supplement our internal tax staff; and

•                  Coordinated quarterly financial training for our global financial staff.

We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an on-going basis and will take further action and implement improvements, as necessary.  In addition to the foregoing actions, we have begun the process of:

•                  Developing and implementing standardized account reconciliation and analysis procedures;

•                  Developing an accounting policies and procedures system; and

•                  Evaluating the information systems utilized to report and consolidate financial information.

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II—OTHER INFORMATION

ITEM 1: Legal Proceedings

In September, 2003, Invensys Energy Metering, Inc., a predecessor of our subsidiary, Sensus Metering Systems-North America Inc., was named as a defendant in a wrongful death claim filed in the Fifth Judicial District Court, Park County, Wyoming (W.R. Emmett, Decedent (by P. Rapp and C.R. Emmett, co-personal representatives of Decedent’s estate) v. Frannie Deaver Utilities, and predecessors Rockwell Automation, Inc. and Invensys Energy Metering, Inc.) seeking unspecified damages arising from a natural gas explosion at a residence served by a utility gas line that included one of our products. The lawsuit was settled on September 30, 2004 at no cost to the Company, in accordance with the terms of the Stock Purchase Agreement. In addition, Smith-Blair, Inc., our subsidiary, was named a defendant in an action filed in the Supreme Court of New York County, New York on December 5, 2001 (James Trodden v. Consolidated Edison of New York, Felix Industries and Smith-Blair, Inc.) whereby the plaintiff seeks $10 million in damages for alleged personal injuries arising from an underground gas explosion of a pipeline that included one of our products. As of September 30, 2004, the case remains subject to a stay resulting from the bankruptcy of a co-defendant. Pursuant to the terms of the stock purchase agreement for the acquisition of Invensys Metering Systems, we are entitled to full indemnification from the sellers for both of these lawsuits.

Our subsidiary, Sensus Metering Systems-North America Inc., along with as many as 200 or more other companies, is a defendant in several lawsuits filed in various state courts in Mississippi by groups of plaintiffs alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. Because the cases are in initial stages, it is uncertain whether any plaintiffs have dealt with any of the subsidiary’s products, were exposed to an asbestos-containing component part of a product of the subsidiary or whether such part could have been a contributing factor to the alleged illness. One such proceeding has been dismissed to date. There have been no other settlements, verdicts, judgments, or dismissals of these claims. Although we are entitled to indemnification for legal and indemnity costs for asbestos claims related to these products from certain subsidiaries of Invensys pursuant to the stock purchase agreement for the acquisition of Invensys Metering Systems, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with the acquisition. See “The Acquisition Indemnification Obligations.”

In addition, we are, from time to time, party to legal proceedings arising out of the operation of our business. We believe that an adverse outcome of our existing legal proceedings, including the proceedings described above, would not have a material adverse impact on our business, financial condition or results of operation. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements could result in liabilities that have a material adverse impact on our business, financial condition or results of operations.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)           None.

(b)           None.

(c)           None.

(d)           Not applicable.

(e)           Not applicable.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fiscal quarter ended September 30, 2004.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)                                  A list of exhibits filed herewith is contained on the Exhibit Index immediately proceeding such exhibits and is incorporated herein by reference.

(b)           Reports on Form 8-K -

Form 8-K filed on October 18, 2004, relating to Amendment No. 1 to the Credit Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

Date: November 10, 2004	By:	/s/ Daniel W. Harness
Daniel W. Harness Chief Executive Officer and President

Date: November 10, 2004	By:	/s/ Peter Mainz
Peter Mainz Chief Financial Officer

SENSUS METERING SYSTEMS INC.

Date: November 10, 2004	By:	/s/ Daniel W. Harness
Daniel W. Harness Chief Executive Officer and President

Date: November 10, 2004	By:	/s/ Peter Mainz
Peter Mainz Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.21

Amendment No. 1 to the Credit Agreement, dated October 14, 2004, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.AR.L., Sensus Metering Systems (Bermuda 2) Ltd., Credit Suisse First Boston and the Lenders named in the Credit Agreement

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002