Form 10-K
period 2005-03-31
SENSUS METERING SYSTEMS INC; SENSUS METERING SYSTEMS BERMUDA 2 LTD
filed 2005-06-21
CIK 1281223, 1281226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-113658

Sensus Metering Systems (Bermuda 2) Ltd.	Sensus Metering Systems Inc.
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Bermuda	98-0413362	Delaware	51-0338883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8601 Six Forks Road, Suite 300, Raleigh, North Carolina 27615

(Address of principal executive offices) (Zip Code)

(919) 845-4017

(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2005, Sensus Metering Systems (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus Metering Systems (Bermuda 1) Ltd. and Sensus Metering Systems Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus Metering Systems (Bermuda 2) Ltd.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

PART I

ITEM 1. BUSINESS

Unless the context otherwise indicates or requires, the use in this Annual Report on Form 10-K of the terms “we,” “us” or “our” refers to Sensus Metering Systems (Bermuda 2) Ltd. and its consolidated subsidiaries, including Sensus Metering Systems Inc. and its predecessor business, Invensys Metering Systems.

Our Company

We are a leading provider of advanced metering and related communications systems to the worldwide utility industry and have over a century of experience in designing and manufacturing metering products. We are the largest global manufacturer of water meters, the fastest growing segment of the metering industry, and have a substantial share of the sales of automatic meter reading, or AMR, devices to North American water utilities. In 2004, our market share of the North American water metering market was estimated at approximately 28%. Additionally, we believe that we are a leading global developer and manufacturer of gas and heat metering systems and are an emerging participant in the North American electric metering market with iCon, our solid-state electricity meter. We are recognized throughout the metering industry for developing and manufacturing metering products with long-term accuracy and unique product features, as well as for providing comprehensive customer service for all of our products. In addition to our metering business, we believe we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and a premier supplier of precision-manufactured aluminum die-castings. For fiscal 2003, 2004 and 2005 we had net sales from continuing operations of $504.5 million, $529.0 million and $569.8 million, respectively.

We distribute metering systems products to utilities located throughout the world and have a large installed base of meters worldwide, of which we estimate approximately 24 million are water meters located in North America, our largest market. The majority of our customers’ metering system purchases are for the purpose of increasing their operating income by improving the accuracy of meter readings and reducing utility operating costs. Our sales are primarily driven by the upgrade and replacement cycles of our customers’ metering systems, and by new residential and commercial construction and regulatory considerations. Our large installed base provides us with a historically stable stream of high margin distributor sales.

In our most important market, the North American utility market, our core end-customers are the approximately 53,000 water, 3,000 electric and 1,300 gas utilities located throughout the continent. To serve our fragmented and geographically diverse water utility customer base, we focus our efforts on the small- to mid-size utilities that have an installed base of less than 50,000 meters. Such utilities represent approximately 90% of the water utilities in North America. Our advanced metering and AMR systems are attractive to these smaller utilities, which generally have limited resources, because they reduce labor-intensive manual meter readings, improve reading accuracy and minimize the cost of repairs. In the gas and electric utility markets, we target all of the approximately 1,300 gas and 3,000 electric utilities comprising the respective markets. We reach our customer base in the North American water and gas markets primarily by utilizing a network of distributors, some of which we have had relationships with for over 30 years. Since entering the electric meter market in 2002, we have established our electric utility sales channels in North America through a combination of direct sales personnel, manufacturers’ representatives and distributors. We are generally the exclusive meter supplier to our North American distributors and manufacturers’ representatives in most of the regional and local markets they serve. Our distributors and manufacturers’ representatives, who have strong relationships with our end-customer base, frequently act as outsourced purchasing departments that offer product recommendations and provide inventory management support.

We have three principal product lines: metering systems products, pipe joining and repair products and precision die casting products, accounting for approximately 80%, 10% and 10% of net sales, respectively, for fiscal 2005. Metering systems, the largest product line, includes advanced metering and related AMR communications systems and consists of four principal metering product categories: water, gas, heat and electricity. Under the Smith-Blair brand name, we manufacture pipe joining and repair products used primarily by water and gas utilities. Our precision die casting product line includes precision die-castings that are used internally for our gas meter housings and sold externally, primarily to the top five suppliers to the U.S. automotive industry (“Tier I”).

Our Smith-Blair subsidiary is the leading manufacturer of pipe joining, tapping and repair products. These products are used primarily by water and natural gas utilities to construct, extend and repair utility piping systems. Smith-Blair products are principally sold through distributors to many of the same utility customers that purchase our water meters. Smith-Blair’s natural gas pipeline coupling products feature our patented self-restraining EZ™ technology and provide pipe joining solutions for polyethylene (“PE”) pipe, as well as for transitions from PE pipe to metallic pipes. While Smith-Blair’s primary markets are water and gas utilities, other applications are as diverse as pulp and paper, mining, petroleum, chemical, irrigation, sewage treatment and power generation.

Our precision die casting business, conducted through Sensus Precision Die Casting, has been producing high-performance aluminum die-castings since 1956. Sensus Precision Die Casting conducts its principal manufacturing operations from a 255,000 square foot facility located in Russellville, Kentucky. In addition to die-castings produced for consumption in our metering business, products manufactured by Sensus Precision Die Casting are used in approximately 70 models of automobiles. These products include air conditioning compressor housings, rack and pinion steering housings, and antilock brake housings. Although Sensus Precision Die Casting products are principally sold in the U.S. domestic market, we are beginning to see markets develop overseas with our automotive customers.

On December 17, 2003, pursuant to a stock purchase agreement between Sensus Metering Systems Inc. (“Sensus”) and Invensys plc (“Invensys”), and certain of its subsidiaries, the Company acquired (the “Acquisition”) the metering systems and certain other businesses from Invensys plc (“Invensys Metering Systems”). Prior to the date of the Acquisition, the Company had no operations. As a result of the Acquisition, we changed the basis of accounting and acquired substantial debt, such that the financial results of periods prior to the Acquisition are not necessarily comparable to results after the Acquisition.

Industry Overview

Our metering systems are sold primarily to the utility industry. Unlike the electric and gas utility markets, which are dominated by large, publicly traded or investor owned companies, the water utility market is dominated by local municipalities that generally seek to maximize revenue in budget-constrained environments. As a result, metering systems are a critical revenue measurement tool for these utilities. Over time, as meters degrade and lose accuracy due to corrosion and wear and tear, these utilities must replace their installed meter base, or risk losing revenue from their customers. Because any incremental revenue earned in excess of projected rates translates into operating income for the municipality, water utilities have a strong incentive to ensure the highest degree of accuracy in their meter readings.

In addition to the importance of the revenue stream measured by water meters, utilities have recently begun to manage their costs by deploying AMR systems. Traditionally, utilities have employed personnel to manually visit and read each meter, a laborious and expensive process prone to human error. AMR systems permit utilities to reduce the number of meter reading employees and increase accuracy by translating meter flow readings into electronic signals (encoding), rather than mechanically turning dials. Once encoded, water usage data can be read by walk-by and drive-by systems via remote signal, and increasingly, can be read remotely by fixed-network receivers installed in each neighborhood, significantly reducing a utility’s meter reading workforce and expense.

Metering Systems Products

The global metering systems market, excluding sales of AMR communications systems, generated approximately $5.8 billion in annual sales in 2002. We compete primarily in the North American and European markets. These markets accounted for $1.1 billion and $1.7 billion, respectively, of annual sales in 2002. The North American metering market is projected to grow at a compounded annual growth rate, or CAGR, of approximately 4% over the next two years. The overall European market is expected to contract by approximately 2% annually over the next two years, due primarily to reductions in the gas and electric metering markets. Our primary European market, the water metering market, is projected to grow at a CAGR of approximately 3% over the same period.

Demand for meters has historically been driven by replacement and repair activities, upgrades to new features or technologies, new construction activity, conservation considerations and regulatory requirements. In addition, utilities have been migrating their manually read meters to technology-based, communicating metering systems (“AMR systems”). AMR systems enable utilities to lower their operating costs and increase their revenue streams through the reduction of manual meter readings and the improvement of measurement accuracy. As a result of these benefits, the AMR market has experienced significant growth. In 2004, the AMR market in North America generated an estimated

$652 million in annual sales, or 59% of the North American metering and AMR systems market. This market has grown at a CAGR of approximately 16% from 2000 to 2004 and is expected to grow at a CAGR of approximately 15% over the next three years. We believe substantial expansion opportunities exist in the market for AMR systems, as only an estimated 20% of the total North American installed meter base, including water, gas and electric meters, contained AMR technologies at December 2003.

The water metering market generates an estimated $1.4 billion in global annual sales, with North America and Europe accounting for approximately $440 million and $444 million, respectively. The North American water metering market is estimated to grow at a CAGR of approximately 3% through 2007, while the European water metering market is estimated to grow at a CAGR of approximately 3% through 2007. The water metering market is comprised of sales of meters for residential, industrial and commercial applications. We estimate that the top four water meter manufacturing companies in North America represent approximately 80% of the North American water metering market, and the top four water meter manufacturing companies in Europe represent approximately 85% of the European water metering market.

In North America, market conditions and governing standards bodies allow for variations in product design and technology. As a result, the expected service life of a water metering system is approximately 15 years. Due to this long service life, North American utilities benefit by investing in more expensive, higher quality metering systems because long-term reliability and accuracy are important to maintaining utility revenue levels. In addition, AMR systems enable utilities to achieve significant cost savings. Much of the European residential water metering market, however, is subject to national regulations that effectively limit a meter’s service life to approximately six years. These regulations minimize the need for long-term meter accuracy. In addition, European utilities do not read their meters as frequently as those in North America and rely on self-reporting, which minimizes the cost benefits of AMR systems. As a result of these factors, product differentiation and features are less of a basis for competition, and advanced technology systems are often more difficult to justify in Europe than in the North American market. In the commercial and industrial markets, durability, accuracy and design specifications are more critical in a customer’s selection process than price. Sales of meters to the European commercial and industrial water metering markets therefore generate higher margins than sales to the European residential water metering market.

In addition to water metering products, we offer metering products for the gas, electric and heat metering markets. The gas metering market generated approximately $1.2 billion in global annual sales in 2002, with North America accounting for approximately $291 million. The global electric metering market generates approximately $3.2 billion in annual sales, with North America accounting for approximately $523 million. The North American gas and electric metering markets are projected to grow at a CAGR of approximately 5% and 4%, respectively, through 2007. The heat metering market generates approximately $262 million in annual sales. The European heat market is projected to contract at an annual rate of 4% through 2007, while ultrasonic technology is expected to gain acceptance and grow at a CAGR of approximately 9% during the same period.

Pipe Joining and Repair Products

Our Smith-Blair brand competes in the North American pipe joining, tapping and repair products market. Pipe joining, tapping and repair products consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used by utilities in pipe joining and pipe repair applications. We estimate this market was essentially flat in 2004. Demand for pipe joining, tapping and repair products is driven by new construction, replacements and repairs. Replacement and repair demand is driven by aging infrastructure as well as extreme weather conditions, including freezes, droughts and earthquakes. Due to the often time-sensitive nature of customer demand for pipe joining, tapping and repair products, a company’s ability to promptly respond to customer needs with effective engineering solutions plays a significant role in its success within this market. Smith-Blair successfully differentiates itself by providing the widest range of both standard products and engineered-to-order products while maintaining the highest levels of customer service and, we believe, the shortest lead times in the industry.

Precision Die Casting Products

In North America, approximately 250 die casters produce thousands of castings for numerous products ranging from components for automobiles to medical devices. Our die casting products consist of high quality thin-wall, low porosity aluminum die-castings, generally targeting the automotive industry and gas utility markets in North America. We believe that only four other precision die casters in the United States have the ability to produce products that are similar to those we produce. Sales within the precision die casting market are largely dependent on the success of the automotive platform for which the products are manufactured. Pricing of precision die casting products also tends to decline over time reflecting operating efficiencies achieved over the life of a product, the cost savings of which are typically passed on to customers. Growth in the precision die casting market is driven primarily by the automotive market, which we estimate accounts for 56% of the market, and by the aircraft, major appliances, machine tool and heavy machinery sectors. In fiscal 2005, approximately 27% of our die casting products were used internally by our gas metering business, approximately 70% were sold to Tier I automotive component suppliers and the remaining 3% were sold to manufacturers of lawn equipment and power tools. The internal production of die-casting provides the aluminum housings for our diaphragm gas meters. In addition, we produce components used externally in small engines, automotive air conditioning compressors, rack and pinion steering systems and braking systems.

Sales, Marketing and Distribution

In North America, we sell our water and gas meters primarily through a network of distributors, some of which we have had relationships with for over 30 years. Distributors can most effectively reach our broad base of existing and potential customers, which includes over 53,000 water, 3,000 electric and 1,300 gas utilities. Since entering the electric meter market in 2002, we have established our electric utility sales channels in North America through a combination of direct sales personnel, manufacturers’ representatives and distributors. Our distributors and manufacturers’ representatives have extensive relationships with many of the water, electric and gas utilities in North America. Through strong, sole-source distribution arrangements in regional and local markets, we are able to leverage those relationships to generate sales. We complement our distribution network with a North American sales force consisting of 51 members, the majority of whom are dedicated to the water metering market. We encourage each distributor to have an SMS-trained specialist on staff who is extensively trained in all aspects of our metering and AMR product lines. This specialist provides expertise on a local level and also acts as a liaison through whom we can communicate important product developments. Through account development programs, our sales people also frequently make joint sales calls with distributors and manufacturers’ representatives.

The distribution agreements with our distributors throughout North America require that our distributors promote, sell and provide service for our products within their territory. Generally, prices and other terms and conditions of sale are governed by our terms of sale and price lists as in effect from time to time. Although our distribution agreements for the North American market are, as a rule, for renewable one-year terms, either party is generally able to terminate the agreement, with or without cause, upon 30 days prior written notice. Our largest distributor, National Waterworks, Inc. and its affiliates represented approximately 12% of total net sales in fiscal 2005. No other one customer accounted for more than 5% of total net sales.

Our sales and marketing strategy in Europe differs from that in North America because of the varying competitive and regulatory landscape. In Germany and certain other European countries, for example, there are regulations that effectively limit the in-service life of a cold water meter to six years and a hot water or heat meter to five years. In such markets, long-term accuracy and durability are not as important due to the short life of meters. Most utilities in Europe procure their meters through a tender process required by European Union or in-house regulations. Price, therefore, remains the main competitive factor in most sections of the residential European metering market. To address the specific characteristics of the European market, we maintain a direct field sales force of 68 persons who are highly trained on product specifications and performances and are able to assist customers in analyzing the technical and financial implications of major metering projects. In addition, we selectively use distributors in the European market primarily in the water and heat sub metering markets. European distributors act more as wholesalers than distributors and do not maintain significant sales and support groups.

We also maintain a small sales force in South America, Asia and, Africa. Market coverage is mainly achieved through commissioned sales agents and several distributors. The sales people have an important role in specifying products and services. They are also responsible for getting products qualified by utilities’ technical departments.

In addition to the sales and distribution channels, each product line is supported by a product marketing group. The marketing groups furnish product and sales support materials by providing a variety of services, including literature, promotional programs and web-site management. The corporate marketing group also coordinates product pricing and distributor support programs, as well as support for industry advertising, trade shows and publications.

Products and Systems Development

We are committed to developing the most technologically advanced products within the metering industry. Currently, we maintain an active engineering and technology program that performs four key functions: development of new products, support of existing products, technical assistance for customers and new technology investigations. Our research and development expenditures for fiscal 2005 were $24.4 million. We currently have approximately 154 technical personnel operating in eight key facilities in six countries, with several smaller support groups located regionally.

A primary focus of our research and development is new product development. New product ideas are collected from many sources, including customers, sales and marketing people and competitors. We have established engineering teams with specific technical expertise to support global business activities, which eliminate duplication of effort and allow us to focus on enhancing each specific area of expertise. Utilities are very conservative in adopting new technologies and prefer to use products with a proven track record of successful deployment in the field. As a result, new products must undergo extensive field-testing prior to release to target markets. Another major activity of our engineering group is the continual refinement and improvement of existing product design and cost.

In addition to developing our own internal technologies, we have many existing strategic relationships, including licensing agreements and development partnerships with third parties. These relationships are typically negotiated on an exclusive basis and provide us with full licensing rights.

Suppliers and Raw Materials

In fiscal 2005, we purchased approximately $228 million of materials from direct suppliers and approximately $49 million of materials from indirect suppliers. In fiscal 2005, our largest supplier accounted for approximately 13% of total material expenditures, while the top ten suppliers accounted for approximately 41% of total material expenditures.

The principal materials used in the manufacturing processes are commodities that are available from a variety of sources. The key metal materials used in the manufacturing processes include brass castings, aluminum ingot and machined parts. The key non-metal materials used include high performance engineered plastic parts, energy, plastic resins and rubber. We do not maintain long-term supply contracts with our suppliers. Management believes that there is a readily available supply of materials in sufficient quantity from a variety of sources. We have not experienced a significant shortage for key materials and have not recently engaged in hedging transactions for commodity supplies.

We have developed strategic partnerships with Contract Electronic Manufacturers (“CEMs”), our outsource manufacturing providers. We are able to leverage the CEMs’ ability and capacity to manufacture high volume electronic components. In addition, CEMs function as an extension of our manufacturing capabilities by assembling some of our products and shipping them directly to customers.

Customers

Our top ten customers accounted for approximately 33% of net sales in fiscal 2005. Sales to distributors affiliated with National Waterworks, Inc., our largest customer, constituted approximately 12% of total net sales in fiscal 2005. No other one customer accounted for more than 5% of total net sales.

Employees

We are headquartered in Raleigh, North Carolina and operate globally with 33 facilities in the United States and other countries, including Germany, France, U.K., India, Brazil, Chile, South Africa and China. As of March 31, 2005, we had approximately 3,350 full-time employees, of which approximately 1,370 were located in the United States.

We maintain both union and non-union workforces. As of March 31, 2005, approximately 1,840 employees were covered by collective bargaining agreements. The Uniontown, Pennsylvania facility has a five-year agreement with the United Steel Workers of America that will expire on February 24, 2008. Sensus Precision Die Casting, Inc., our subsidiary through which we operate our precision die casting product line, has a three-year agreement with the

United Automobile Workers that will expire on October 8, 2006. The current three-year agreement between Smith-Blair and the United Steel Workers of America expires on March 28, 2007. Additionally, Ludwigshafen, Germany and Hannover, Germany employees are represented by IG Metall and negotiate with local Employers Associations that represent the German subsidiaries as well as other employers from the industry. The outcome of these negotiations also indirectly affects non-unionized employees to the extent that individual employment agreements contain references to the relevant metal union contracts. The current agreement, the first executed in recent years covering our German unionized workforce, expires on February 28, 2006. We are subject to work stoppages at our facilities, or our customers or suppliers may be subjected to work stoppages, which could seriously impact the profitability of our business.

Intellectual Property

Our success and ability to compete depend substantially upon our intellectual property. We pursue patent and trademark protection in the United States and abroad. Currently we have almost 211 U.S. and foreign patents, 23 of which we believe are significant to the business. The protection for the first of these patents expires in July 2005 and the protection for the last of these patents expires in 2022. We also currently have numerous trademark registrations, 26 of which we believe are significant to the business. With respect to these trademarks, so long as we continue to use and renew the registration for them, we can continue to have exclusive rights to use the trademarks indefinitely in those jurisdictions in which registrations are in effect. We sell many of our products under a number of registered trademarks, which we believe are widely recognized in the metering industry.

While we rely on patent, copyright, trademark and trade secret law to protect our technology, we also believe that factors such as our existing licensing agreements, contracts with component manufacturers, the technological and creative skills of our personnel, new product developments and ongoing product enhancements are essential to establishing and maintaining a technology leadership position. We cannot assure you that others will not develop technologies that are similar or superior to our technologies.

We generally enter into confidentiality agreements with our employees, consultants, corporate partners and licensees, and generally control access to, and distribution of, our proprietary information. Our confidentiality agreements generally prohibit the unauthorized disclosure or use of the technology being developed, disclosed, evaluated or licensed. Despite these efforts to protect our proprietary rights, unauthorized persons may attempt to obtain and use our technology. Policing unauthorized use of our technology is difficult, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as the laws of the United States. The unauthorized disclosure or misappropriation of our intellectual property could harm our competitive position.

Disputes regarding intellectual property rights are common in each of the markets in which we operate. In addition, we believe that many of our competitors have filed or intend to file patent applications covering aspects of their technology in fields relating to our current or proposed products. Our intellectual property may be inadequate or misappropriated, or we may be subject to claims of infringement.

Available Information

Our internet website address is www.sensus.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

As of March 31, 2005, we maintain 22 manufacturing and assembly facilities and 11 office locations. Of these 33 locations, 11 are located in North America, 13 in Europe, 2 in South America, 3 in Asia and 4 in Africa. We own and lease manufacturing/assembly, office and other industrial facilities throughout North America and in several foreign countries.

The table below sets forth the locations of the facilities in North America.

Location	Owned/Leased	Square Feet	Use of Facility
Texarkana, AR	Owned	250,005	Manufacturing/Assembly
Goleta, CA	Leased	7,890	Office
Orlando, FL	Owned	48,492	Manufacturing/Assembly
Russellville, KY	Leased	254,999	Manufacturing/Assembly
Juarez, Mexico	Leased	45,720	Manufacturing/Assembly
Raleigh, NC	Leased	20,344	Office
DuBois, PA	Owned	197,003	Manufacturing/Assembly
DuBois, PA(1)	Leased	136,617	Manufacturing/Assembly
Pittsburgh (Forest Hills), PA	Leased	8,848	Office
Uniontown, PA	Leased	240,317	Manufacturing/Assembly
Richardson, TX	Leased	215	Office

The table below sets forth the locations of the facilities outside of North America.

Location	Owned/Leased	Square Feet	Use of Facility
El Eulma, Algeria	Leased	32,818	Manufacturing/Assembly
Minsk, Belorussia	Owned	1,098	Office
Nova Odessa, Brazil	Leased	37,674	Manufacturing/Assembly
Santiago, Chile	Leased	21,653	Manufacturing/Assembly
Beijing, China	Leased	83,173	Manufacturing/Assembly
Shanghai, China	Leased	53,628	Manufacturing/Assembly
Prague, Czech Republic	Leased	8,814	Office
Malakoff, France	Leased	3,940	Office
Lyon, France	Owned	55,952	Manufacturing/Assembly
Babelsberg, Germany(1)	Owned	21,625	Manufacturing/Assembly
Hannover, Germany	Owned	49,471	Manufacturing/Assembly
Ludwigshafen, Germany	Leased	18,815	Manufacturing/Assembly
Ludwigshafen, Germany	Owned	317,743	Manufacturing/Assembly
Pune, India	Owned	32,292	Manufacturing/Assembly
Rosh Haayin, Israel	Leased	2,100	Office
Temara, Morocco	Leased	10,764	Manufacturing/Assembly
Stara Tura, Slovakia	Leased	57,652	Manufacturing/Assembly
Gauteng, South Africa	Leased	16,178	Manufacturing/Assembly
Barcelona, Spain	Leased	6,738	Office
Valencia, Spain	Leased	1,076	Office
Romsey, UK	Leased	31,043	Manufacturing/Assembly
Sumy, Ukraine	Leased	4,133	Office

(1)	Leased to a third party.

ITEM 3. LEGAL PROCEEDINGS

Smith-Blair, Inc., our subsidiary, was named a defendant in an action filed in the Supreme Court of New York County, New York on December 5, 2001 (James Trodden v. Consolidated Edison of New York, Felix Industries and Smith-Blair, Inc.) whereby the plaintiff seeks $10 million in damages for alleged personal injuries arising from an underground gas explosion of a pipeline that included one of our products. An earlier stay resulting from the bankruptcy of a co-defendant has been lifted, and the lawsuit is presently in the discovery phase. Pursuant to the terms of the Acquisition, we are entitled to full indemnification for this lawsuit from an affiliate of Invensys plc.

Our subsidiary, Sensus Metering Systems-North America Inc., along with as many as 200 or more other companies, is a defendant in several lawsuits filed in various state courts in Mississippi by groups of plaintiffs alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. Because the cases are in initial stages, it is uncertain whether any plaintiffs have dealt with any of the subsidiary’s products, were exposed to an asbestos-containing component part of a product of the subsidiary or whether such part could have been a contributing factor to the alleged illness. Although we are entitled to indemnification for legal and indemnity costs for asbestos claims related to these products from certain subsidiaries of Invensys plc, under the stock purchase agreement pursuant to which we acquired Invensys Metering Systems, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with the Acquisition.

In addition, we are, from time to time, party to legal proceedings arising out of the operations of our business. We believe that an adverse outcome of our existing legal proceedings, including the proceedings described above, would not have a material adverse impact on our business, financial condition or results of operations. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements could result in liabilities that have a material adverse impact on our business, financial condition or results of operations.

Environmental Matters

We are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. We are also subject to the federal Occupational Health and Safety Act and similar state and foreign laws related to employee safety. We cannot assure you that we have been and will be at all times in compliance with all of these requirements, including reporting obligations and permit restrictions, or that we, or they, will not incur material fines, penalties, costs or liabilities in connection with such requirements or a failure to comply with them. While we currently incur capital and other expenditures to comply with these environmental laws, these laws may become more stringent and our processes may change. Therefore, the amount and timing of such expenditures in the future may vary substantially from those currently anticipated.

We are aware of known contamination at the following United States facilities: Russellville, Kentucky; DuBois, Pennsylvania (Plants 1 and 2); Texarkana, Arkansas; and Uniontown, Pennsylvania, as a result of historic releases of hazardous materials. The former owner of these sites is investigating, remediating and monitoring these properties. We are obligated to reimburse the former owner for a minority of monies expended on the remediation plus interest on monies paid at all sites other than Russellville (“Reimbursement Sites”), where the former owner pays all remediation costs. In connection with the Acquisition, certain subsidiaries of Invensys agreed to retain liability for the reimbursement obligations related to the Reimbursement Sites. As a result, we do not expect to have any future liabilities for the costs of remediation or other reimbursement costs associated with the Reimbursement Sites.

In addition, there is contamination in the soil and groundwater at our facility in Ludwigshafen, Germany. We are indemnified against costs that may result from the contamination. This indemnification obligation is subject to the condition that the plots of land continue in industrial use, unless the former owner has agreed to the change from industrial use. We also have an indemnity, subject to certain limitations, from certain subsidiaries of Invensys regarding this facility pursuant to the terms of the purchase agreement governing the acquisition of Invensys Metering Systems.

Based on information currently available, we believe that future environmental compliance expenditures will not have a material effect on our financial position, and we have established allowances we believe are adequate to cover our potential environmental liabilities. However, as to any of the above-described indemnities, we cannot assure that the indemnifying parties will be able to satisfy their obligations. Environmental compliance costs and liabilities could reduce our net income and cash available for operations.

Other Regulatory Matters

Our products are subject to the rules and regulations of various federal, state and local agencies and foreign regulatory bodies. For example, our AMR products use radio spectrum and are subject to regulation by the Federal Communications Commission (“FCC”), and much of the European water and heat metering markets, including Germany, The Netherlands, Austria, Switzerland, the Czech Republic and Slovakia, are subject to national regulation. We are also subject to regulation by other governmental bodies. Further, we are subject to governmental regulations related to occupational safety and health, labor, wage practices and the performance of certain engineering services. We believe that we are currently in material compliance with such regulations; however, failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of production processes, cessation of operations, or other actions that could materially and adversely affect our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	None.

(b)	Not applicable.

(c)	None.

ITEM 6. SELECTED FINANCIAL DATA

We have derived the following selected consolidated financial data from our audited consolidated financial statements, and those of our predecessor, Invensys Metering Systems. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this annual report.

	Predecessor (4)
($ in millions)	Year Ended March 31, 2001	Year Ended March 31, 2002	Year Ended March 31, 2003	Period from April 1, 2003 to December 17, 2003	Period from Inception (December 18, 2003) to March 31, 2004	Year Ended March 31, 2005
Income Statement Data:
Net sales	$531.3	$496.4	$504.5	$364.6	$164.4	$569.8
Income (loss) from continuing operations	$25.6	$34.8	$33.3	$10.0	$(1.5)	$(4.2)

Other Financial Data:
EBITDA (1)	$80.5	$69.1	$79.9	$43.2	$20.8	$79.9
Restructuring and other similar costs (2)	31.9	22.7	12.4	9.6	1.1	8.1
Capital expenditures	17.3	18.7	11.8	8.4	6.1	22.4
Ratio of earnings to fixed charges (3)	28.1x	40.4x	31.9x	31.0x	0.8x	1.1x

Balance Sheet Data

Cash and cash equivalents	$9.4	$8.9	$17.1	—	$48.5	$54.9
Total assets	669.7	629.6	670.0	—	952.9	940.2
Total debt	2.1	—	14.1	—	506.6	500.4
Stockholder’s equity	513.4	485.9	496.3	—	198.0	194.0

(1)	For additional information regarding EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures”. We have presented EBITDA because management considers EBITDA to be an important measure of financial performance. Among other things, management believes that EBITDA provides useful information for our investors for trending, analyzing and benchmarking the performance and value of our business. Management also believes that EBITDA is useful in assessing current performance compared with the historical performance of our predecessor because significant line items within our income statements such as depreciation, amortization and interest expense are significantly impacted by the Acquisition. Internally, EBITDA is used as a financial measure to assess the performance of our business and is an important measure in our incentive compensation plans. EBITDA should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.
(2)	For additional information regarding restructuring and other similar costs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Restructuring and Cost Savings Initiatives.” These restructuring and other similar costs (and certain other costs) are added to net income for purposes of determining compliance by the Company with the financial covenants of both the senior credit facilities and the indentures governing the notes.

(3)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes and fixed charges. Fixed charges include interest expense and the portion of rental expense that we believe is representative of the interest component of rent expense (assumed to be 33%).
(4)	On December 17, 2003, the Company acquired the metering systems and certain other businesses from Invensys plc (the “Acquisition”). Prior to the date of the Acquisition, the Company had no operations. As a result of the Acquisition, we changed the basis of accounting and acquired substantial debt, such that the financial results of periods prior to the Acquisition are not necessarily comparable to results after the Acquisition. Information for periods prior to December 18, 2003 reflect results of operations and other data for our predecessor, Invensys Metering Systems.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to us are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, sales, cash flow and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters, other than those of historical fact, are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various risks. These risks include our dependence on new product development and intellectual property, and our dependence on independent distributors and third-party contract manufacturers, automotive vehicle production levels and schedules, our substantial financial leverage, debt service and other cash requirements, liquidity constraints and risks related to future growth and expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation, our ability to integrate acquired companies, general economic and business conditions, competition, adverse changes in the regulatory or legislative environment in which we operate, and other factors beyond our control. Our fiscal year ends on March 31 and references herein to a fiscal year refer to the twelve-month period ended as of that date. The “Combined Fiscal Year 2004” refers to the period from April 1, 2003 to December 17, 2003, combined with the period from Inception (December 18, 2003) to March 31, 2004.

General

We are a leading provider of advanced metering and related communications systems to the worldwide utility industry and have over a century of experience in designing and manufacturing metering products. We are the largest global manufacturer of water meters and have a substantial share of the sales of AMR devices to North American water utilities. Additionally, we believe that we are a leading global developer and manufacturer of gas and heat metering systems and are an emerging participant in the North American electric metering market with iCon, our solid-state electricity meter. We are recognized throughout the metering industry for developing and manufacturing metering products with long-term accuracy and unique product features, as well as for providing comprehensive customer service for all of our products. In addition to our metering business, we believe we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die-castings.

History and the Acquisition

Although we and our predecessors have been supplying metering and related products for over a century, our current business was created in early 1999 when BTR plc and Siebe plc merged to form Invensys plc. Following this merger and until the completion of the Acquisition, our business was generally operated by Invensys as a single product group and participated in various strategic initiatives implemented by Invensys plc, including customer development, services, and project management and lean supply chain programs. We acquired the Invensys Metering Systems from Invensys plc on December 17, 2003. This sale is described under “The Acquisition” in Note 2 to the audited consolidated financial statements included elsewhere in this annual report. The historical results of operations of Invensys Metering Systems (the “Predecessor”) may not be fully indicative of the results of operations on a stand-alone basis. We are a newly formed company with limited operating history as a stand-alone company, which may lead to risks or unanticipated expenses similar to those of a start-up company.

Recent Restructuring and Cost Savings Initiatives

We have undertaken significant cost savings initiatives over the last several years to reduce our overall cost base and improve operating margins. As of March 31, 2005, we completed the five-year restructuring and cost reduction program initiated in fiscal 2001 and have realized an estimated $40.1 million of cumulative annual cost savings since the program’s initiation. Additional cost reduction and rationalization programs were initiated in fiscal 2005 that will realize future annualized cost savings of approximately $2.4 million.

In fiscal 2001, Invensys Metering Systems commenced a focused five-year restructuring and cost reduction program. This program was designed to enhance returns by consolidating excess manufacturing capacity, rationalizing certain product lines, outsourcing non-core production activities and streamlining sales and administrative overhead. The programs were intended to reduce our workforce in high labor cost countries in connection with the outsourcing of several processes, most notably all foundry operations, electronic printed circuit board manufacturing and machining of water meter housings. From fiscal 2001 through fiscal 2005, we reduced our high labor cost workforce by 1,157 employees. During this time period, we also transferred several labor intensive processes to low labor cost countries. As a result of this planned migration, we increased the percentage of our workforce that was employed in low labor cost regions to approximately one-third in fiscal 2005 from 15% in fiscal 2001. These restructuring initiatives resulted in restructuring and other similar costs of $77.7 million from fiscal 2001 through fiscal 2004 ($16.6 million in non-cash charges), of which $24.2 million related to employee severance and related costs, $13.1 million related to asset impairments, and $8.5 million related to excess payroll and production costs as well as other restructuring expenses, and resulted in cumulative realized annual cost savings through the end of fiscal 2004 of $37.1 million.

In fiscal 2005, we incurred $8.1 million of restructuring costs, of which $1.5 million related to programs initiated in the current fiscal year. We continued to rationalize our water and gas meter production lines in Europe and better aligned the South American structure with current market conditions. Actions in Europe affected both direct and indirect personnel and resulted in a headcount reduction of 39 employees. These programs are concentrated in our German water meter and UK gas meter production facilities. The South American reorganization, which affected both direct and indirect personnel, reduced headcount by 31 employees.

We expect to incur additional restructuring and other similar costs of approximately $5.3 million in fiscal 2006 to conclude the ongoing initiatives and to capitalize on new opportunities.

For a description of the restructuring and other similar costs, refer to Note 7 to the audited consolidated financial statements included elsewhere in this annual report.

We maintain a Six Sigma/lean enterprise strategy designed to improve inventory management, customer delivery and plant utilization and to further improve our cost structure. One of the primary focuses of our Six Sigma/lean enterprise strategy is to train employees on methods to improve the quality of our products and efficiency of our business. We also focus on identifying additional cost-saving and improvement projects to implement in connection with this strategy.

Critical Accounting Policies

The methods, estimates and judgments used in applying critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an on-going basis. Estimates are based on historical experience and on assumptions that are believed to be reasonable under the circumstances. Management’s experience and assumptions form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what management anticipates, and different assumptions or estimates about the future could change the reported results.

We believe the following accounting policies are the most critical to our reported financial statements and require the most difficult, subjective or complex judgments in the preparation of these statements.

Revenue recognition. Sales and related cost of sales are recorded based on the following criteria; a) delivery has occurred or services have been rendered, b) evidence of an arrangement exists, c) pricing is fixed or determinable and, d) collection is reasonably assured. We have certain sales rebate programs with some customers that periodically require rebate payments. Management estimates amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns and allowances. These estimates are based upon historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Retirement benefits. Pension obligations are actuarially determined and are affected by several assumptions, including discount rate and assumed annual rate of compensation increase for plan employees. Changes in discount rate and differences from actual results for each assumption affect the amount of pension expense recognized in current and future periods.

As of March 31, 2005, pension plans for employees in Germany and the United States had benefit obligations of $40.8 million and no plan assets. Benefit obligations exceed plan assets, principally in Germany, where such plans are typically not funded.

As a result of the Acquisition, the liabilities associated with pension obligations were restated to their fair value in accordance with purchase accounting as prescribed by Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations (“FAS 141”), and Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“FAS 87”). Following the Acquisition, we retained the defined benefit plans outside the United States and the United Kingdom and replaced the defined benefit plans for non-union employees in the United States and the United Kingdom with defined contribution plans. In addition, the defined benefit plans for unionized labor in the United States were replaced with newly established identical defined benefit plans.

Restructuring. Over the last five fiscal years, we implemented a focused five-year cost reduction program that resulted in restructuring costs being incurred. Additional restructuring programs have been approved and implemented to support new programs and circumstances. The related restructuring reserves reflect estimates, including those pertaining to employee severance costs and contractual lease obligations. Management reassesses the reserve requirements to complete each individual program on a quarterly basis. Actual restructuring costs may be different from the estimates used to establish the restructuring reserves.

Warranty obligations. Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on warranty terms and best estimates of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Estimates of warranty obligations are reevaluated on a quarterly basis. As actual experience becomes available, it is used to modify the historical averages to ensure that the forecast is within the range of likely outcomes. Resulting balances are then compared with present spending rates to ensure that the accruals are adequate to meet expected future obligations.

Income taxes. At the end of each fiscal quarter, management estimates the effective tax rate expected to be applicable for the full fiscal year. The estimated effective tax rate reflects the expected jurisdiction where income is earned as well as tax planning strategies. If the actual results are different from our estimates, adjustments to the effective tax rate may be required in the period in which such determination is made.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews deferred tax assets for recoverability and establishes a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, a full valuation allowance has been established against the deferred tax assets related to certain foreign and domestic net operating loss carryforwards.

Impairment of long-lived assets. Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable and for all assets to be disposed. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell. Management determines fair value using discounted future cash flow analysis. Determining market values based on discounted cash flows requires management to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates.

As a result of the Acquisition, tangible fixed assets were restated to their fair value in accordance with purchase accounting as prescribed by FAS 141.

Intangible assets. Intangible assets historically have consisted of goodwill, trademarks and patents. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired. Patents and trademarks are stated at fair value on the date of acquisition. Goodwill and indefinite-lived intangible assets (trademarks and tradenames) are required to be tested at least annually for impairment using fair value measurement techniques prescribed by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”).

We assess the fair value of our reporting units for goodwill impairment based upon a discounted cash flow methodology. Those estimated future cash flows, which are based upon historical results and current projections, are discounted at a rate corresponding to a “market” rate. If the carrying amount of the reporting unit exceeds the estimated fair value determined through that discounted cash flow methodology, goodwill impairment may be evident. We measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill.

In connection with the Acquisition, the intangible assets were restated to their fair value in accordance with purchase accounting as prescribed by FAS 141. Intangible assets include customer relationships, a non-competition agreement, patents, trademarks and tradenames. All intangible assets, except for trademarks and tradenames, are considered finite-lived assets with lives ranging from 3 to 25 years.

Results of Operations

The following table provides results of operations of the Company:

						Predecessor (Note 1)
(in millions)	Year Ended March 31, 2005%		Combined 12 Months Ended March 31, 2004%		Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003	Year Ended March 31, 2003%
Sales	$569.8	100%	$529.0	100%	$164.4	$364.6	$504.5	100%
Gross profit	170.8	30%	155.3	29%	45.6	109.7	162.7	32%
Selling, general and administrative expenses	99.5	18%	97.8	18%	28.1	69.7	85.4	17%
Restructuring and other similar costs	8.1	1%	10.7	2%	1.1	9.6	12.4	2%
Amortization of intangible assets	21.3	4%	6.0	1%	5.7	0.3	0.4	—
Other operating expense (income), net	3.0	—	(1.0)	—	(0.1)	(0.9)	(0.8)	—

Operating income from continuing operations	38.9	7%	41.8	8%	10.8	31.0	65.3	13%
Interest (expense) income, net	(36.7)	(6)%	(10.8)	(2)%	(12.7)	1.9	(0.5)	—
Other income (expense), net	2.0	—	(0.1)	—	(0.2)	0.1	—	—

Income (loss) from continuing operations before income taxes and minority interest	4.2	1%	30.9	6%	(2.1)	33.0	64.8	13%
Provision (benefit) for income taxes	8.3	1%	22.1	4%	(0.5)	22.6	30.7	6%

(Loss) income from continuing operations before minority interest	(4.1)	—	8.8	2%	(1.6)	10.4	34.1	7%
Minority interest	(0.1)	—	(0.3)	—	0.1	(0.4)	(0.8)	—

(Loss) income from continuing operations	(4.2)	—	8.5	2%	(1.5)	10.0	33.3	7%
Loss from discontinued operations	(0.8)	—	(0.5)	—	(0.3)	(0.2)	—	—

Net (loss) income	$(5.0)	—	$8.0	2%	$(1.8)	$9.8	$33.3	7%

Fiscal Year Ended March 31, 2005 Compared with Combined Fiscal Year Ended March 31, 2004

Net Sales. Net sales increased $40.8 million, or 8%, from $529.0 million for the combined fiscal year ended March 31, 2004 to $569.8 million for the fiscal year ended March 31, 2005. The increase resulted primarily from continued strong demand for metering systems, due to continued growth of AMR applications and strong product sales for water, gas and electric meters. Appreciation of the euro against the U.S. dollar resulted in an increase in net sales of approximately $13.4 million. Total metering systems revenues increased $31.6 million, or 7%, for fiscal 2005 compared with combined fiscal 2004. North American sales of water meter systems for the fiscal year ended March 31, 2005 increased by $16.8 million, or 8%, compared to the combined fiscal year ended March 31, 2004, due primarily to continued buoyancy for AMR applications and products, and growth in large meter products. Gas meter sales in North America for the fiscal year ended March 31, 2005 increased by $7.4 million, or 15%, versus the combined fiscal year ended March 31, 2004, as the current fiscal year began with a large backlog related to the prior year strike at Precision Die Casting, our internal supplier of gas meter shells. Electric meter sales continued to perform well in its first full year of operation with sales for the fiscal year ended March 31, 2005 nearly doubling from those reported for the combined fiscal year ended March 31, 2004. The European water meter market delivered lower sales (net of favorable currency translation) of $11.4 million, or 7%, for the fiscal year ended March 31, 2005 as compared to the combined prior fiscal year, due to pricing pressures for the majority of the period and general market weakness. Third-party sales from our precision die-casting products for the fiscal year ended March 31, 2005 increased by $6.7 million, or 18%, compared to the combined prior fiscal year. We were able to leverage new platform offerings to the Tier 1 automotive industry suppliers to generate increased sales. Pipe joining and repair products third party sales increased by $2.5 million, or 5%, compared to the combined prior fiscal year, primarily on the strength of favorable pricing.

Our top ten customers accounted for approximately 33% of total net sales in fiscal 2005. Sales to distributors affiliated with National Waterworks, Inc., our largest customer, constituted approximately 12% of total net sales, and 13% of metering sales in fiscal 2005. No other one customer accounted for more than 5% of total net sales.

Gross Profit. Gross profit increased $15.5 million, or 10%, from $155.3 million (29% of net sales) for the combined fiscal year ended March 31, 2004 to $170.8 million (30% of net sales) for the fiscal year ended March 31, 2005. The increase resulted from a purchase accounting related inventory adjustment to the Acquisition of $10.3 million for the combined fiscal year ended March 31, 2004 and higher sales in the current fiscal year. A favorable currency impact of the euro vs. the U.S. dollar also improved gross profit by $3.7 million.

Factors having a positive affect on gross profit as a percentage of net sales were:

•	favorable product mix and pricing actions within selected markets;

•	lower costs resulting from restructuring efforts in Europe;

•	improved direct labor productivity in key water and gas meter markets; and

•	cost reduction initiatives in manufacturing overhead at our larger locations.

Factors having a negative affect on gross profit as a percentage of net sales were:

•	increased prices for aluminum, unfavorable pricing mechanisms to automotive customers and increased natural gas prices negatively affected margins on precision die casting products and gas meters;

•	increased percentage of electric meter sales, with comparatively lower gross profit margins than other meter products;

•	double digit price increases on key brass castings and steel components negatively impacted water meter and pipe clamps and couplings gross margins;

•	competitive pricing environments in European meter markets; and

•	softness in South American water meter markets, particularly in Brazil.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.7 million, or 2%, from $97.8 million for the combined fiscal year ended March 31, 2004 to $99.5 million for the fiscal year ended March 31, 2005. The increase resulted primarily from the appreciation of the euro against the U.S. dollar (which resulted in an increase in expenses of approximately $3.0 million). As a percentage of net sales, selling, general and administrative expenses remained constant at 18% for the combined fiscal year ended March 31, 2004 and for the fiscal year ended March 31, 2005. Cost conservation initiatives and restructuring programs partially offset the increases resulting from foreign currency translation. Selling, general and administrative expenses in Europe, Middle East and Africa for the fiscal year ended March 31, 2005 were down $2.1 million, or 5%, from those incurred in the combined fiscal year ended March 31, 2004, excluding the impacts of foreign currency, due to the efforts of restructuring and continuous cost containment activities designed to lower base operating expenses. Selling, general and administrative expenses in South America were $0.3 million, or 11%, lower for the fiscal year ended March 31, 2005 due to positive results from restructuring programs. All other selling, general and administrative expenses for the fiscal year ended March 31, 2005 were $1.1 million higher. Selling, general and administrative expenses are inclusive of $1.6 million incremental research and development expenses in North America incurred by NexusData, Inc., after the date of acquisition (June 2004).

Restructuring and Other Similar Costs. Restructuring and other similar costs were $8.1 million for the fiscal year ended March 31, 2005. Actions to cease production at our facility in France, to rationalize our UK gas meter operation and to downsize our German manufacturing operations constitute the majority of current year expenses. The decrease in restructuring and other similar costs of $2.6 million from the combined fiscal year ended March 31, 2004 is primarily the result of the winding down of our 5-year European restructuring program as plans to achieve our targeted operational footprint in the region are either well underway or nearing completion.

Amortization of Intangible Assets. Amortization of intangible assets increased by $15.3 million from $6.0 million for the combined fiscal year ended March 31, 2004 to $21.3 million for the fiscal year ended March 31, 2005. Amortization expense primarily relates to the intangible assets recorded at the time of the Acquisition for non-competition agreements, customer relationships and patents (see Note 2 to the audited consolidated financial statements included elsewhere in this annual report). These intangible assets were not recorded on the balance sheet of the Predecessor. As a result, the Predecessor did not incur significant amortization expense in the portion of combined fiscal year ended March 31, 2004 prior to the closing of the Acquisition. We expect that amortization of intangible assets will remain higher than historical levels of the Predecessor for the foreseeable future as a result of the intangible assets recorded in connection with acquisitions.

Other Operating Expense (Income). Other operating expense of $3.0 million for the fiscal year ended March 31, 2005 increased by $4.0 million compared to other operating income of $1.0 million for the combined fiscal year ended March 31, 2004. The increase in other operating expense is related to incremental management fees and expenses of $1.6 million, for a total of $2.1 million for the fiscal year, and other fees of $0.7 million related to unconsummated acquisition activities and $0.2 million related to a charge for market securities devaluation. In addition, $0.9 million of Brazilian transactional tax gains were recognized in the combined fiscal year ended March 31, 2004, which did not occur in the current fiscal period. We expect that other operating expenses will remain higher than historical levels for the foreseeable future as a result of the continuing payment of quarterly management fees.

Interest Expense. Interest expense was $36.7 million for the fiscal year ended March 31, 2005 compared to interest expense of $10.8 million for the combined fiscal year ended March 31, 2004. Prior to the Acquisition, the Predecessor had insignificant debt. The Acquisition was financed with a $230.0 million term loan facility and the issuance of $275.0 million of senior subordinated notes. Of the total $25.9 million increase in interest expense, $22.6 million is the result of interest on the debt created to support the Acquisition, and $1.1 million is related to the amortization of deferred financing costs incurred in connection with the Acquisition. The remaining increase is related to interest income recognized in the combined fiscal year ended March 31, 2004 that was not recognized in the fiscal year ended March 31, 2005. We expect that interest expense will remain higher than historical levels of the Predecessor for the foreseeable future as a result of the debt incurred in connection with the Acquisition.

Other Income (Expense). Other non-operating income of $2.0 million for the fiscal year ended March 31, 2005 increased by $2.1 million compared to other non-operating expense of $0.1 million for the combined fiscal year ended March 31, 2004. The increase in other non-operating income is related primarily to net foreign currency exchange gains on intercompany loans in Europe, and gains on the sale of assets by our European operations.

Income Tax Expense. Income tax expense was $8.3 million for the fiscal year ended March 31, 2005 compared to income tax expense of $22.1 million for the combined fiscal year ended March 31, 2004. The decrease is primarily the result of lower earnings before taxes due to higher interest expense. The current fiscal year effective tax rate was the result of income taxes being incurred on the taxable income of our U.S. operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

Minority Interest. Minority interest expense was $0.1 million for the fiscal year ended March 31, 2005 compared to minority interest expense of $0.3 million for the combined fiscal year ended March 31, 2004. Minority interest reflects the results of various joint ventures in China, India and Algeria.

Net (Loss) Income. Net income decreased $13.0 million, or 163%, from $8.0 million for the combined fiscal year ended March 31, 2004 to a net loss of $5.0 million for the fiscal year ended March 31, 2005 primarily due to the following factors:

•	higher interest expense incurred during the period;

•	greater amortization of intangible assets related to acquisitions;

•	our inability to record an income tax benefit on foreign net operating loss carryforwards in certain jurisdictions in the current year; and

•	management and other non-recurring fees associated with acquisition activities.

EBITDA. EBITDA increased $15.9 million, or 25%, from $64.0 million (12% of net sales) for the combined fiscal year ended March 31, 2004 to EBITDA of $79.9 million (14% of net sales) for the fiscal year ended March 31, 2005 due to the following factors:

•	increased sales and the resulting increased gross profit;

•	decreased selling and administrative expenses, as a percentage of sales, due to cost containment actions and restructuring activities;

•	increased cost of goods sold in fiscal 2004 due to purchase accounting adjustments of $10.3 million;

•	reduced restructuring activities and expenses; and

•	favorable foreign currency translations due primarily to the appreciation of the euro to the U.S. dollar.

Combined Fiscal Year Ended March 31, 2004 Compared with Fiscal Year Ended March 31, 2003

Net Sales. Net sales increased $24.5 million, or 5%, from $504.5 million for the fiscal year ended March 31, 2003 to $529.0 million for the combined fiscal year ended March 31, 2004. Total metering systems revenues increased $27.8 million, or 7%, for combined fiscal 2004 compared with fiscal 2003. The increase primarily resulted from the appreciation of the euro against the U.S. dollar (which resulted in an increase in net sales of approximately $26.8 million). The increase was also the result of higher gas meter sales in North America (up $2.3 million, an increase of 5%) and increased sales of the iCon electric meter (up $6.7 million for the period), partly offset by lower water meter sales in North America (down $4.3 million, or 2%) and South America (down $3.2 million) due to weak economic conditions and aggressive marketing and pricing by competitors in these markets. Notwithstanding the decrease in North American water meter sales, during the same period sales of AMR devices to water utilities increased by $3.8 million, or 10%, as the North American market continues to adopt AMR technology. Third party net sales of pipe joining and repair products decreased $6.0 million for the combined fiscal year ended March 31, 2004 due to lower weather related repair product sales. Third party net sales of precision die casting products increased $2.7 million, or 8%, for the combined fiscal year ended March 31, 2004 due to continued higher sales to Tier I automotive suppliers.

Gross Profit. Gross profit decreased $7.4 million, or 5%, from $162.7 million (32% of net sales) for the fiscal year ended March 31, 2003 to $155.3 million (29% of net sales) for the combined fiscal year ended March 31, 2004. The application of purchase accounting related to the Acquisition to inventory carrying values caused a $10.3 million ($9.2 million related to metering systems) increase in the value of our inventory that increased cost of sales and decreased gross profit when these items were sold during the period. The gross margin was also impacted by $0.5 million of incremental costs incurred as a result of the strike at our Sensus Precision Die Casting facility in Russellville, Kentucky, as well as escalating costs of both pure aluminum and natural gas that are used in our production processes. In South America, the adverse economic conditions and the expiration of a significant contract with a major Brazilian utility contributed to the unfavorable gross profit. The favorable currency impact of the euro versus the U.S. dollar improved gross profit by $6.6 million. Gross profit also improved as a result of restructuring initiatives taken in Europe and enhanced margins in the North American gas market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.4 million, or 15%, from $85.4 million for the fiscal year ended March 31, 2003 to $97.8 million for the combined fiscal year ended March 31, 2004. As a percentage of net sales, selling, general and administrative expenses increased from 17% for the fiscal year ended March 31, 2003 to 18% for the combined fiscal year ended March 31, 2004. The majority of the increase, $6.8 million, was due to the appreciation of the euro versus the U.S. dollar. In addition, research and development and marketing costs associated with the launch of the iCon electric meter increased spending by $2.6 million over the prior fiscal year. Accounts receivable write-downs in South America also contributed $0.6 million of expense in the combined fiscal 2004. Other significant costs incurred in the combined fiscal 2004 included $1.8 million of non-recurring transition expenses related to the Acquisition.

Restructuring and Other Similar Costs. Restructuring and other similar costs were $10.7 million for the combined fiscal year ended March 31, 2004. These costs included restructuring expenses associated with the completed closure of our Belgian water metering assembly plant, downsizing of support staff across Europe and ongoing restructuring costs related to headcount reductions at the Ludwigshafen, Germany manufacturing facility. Of our total restructuring and other similar costs for the combined fiscal year ended March 31, 2004, $0.8 million related to non-cash charges.

Interest (Expense) Income. Interest expense was $10.8 million for the combined fiscal year ended March 31, 2004 compared to interest expense of $0.5 million for the fiscal year ended March 31, 2003. Interest expense to third parties increased $12.1 million for the combined fiscal year ended March 31, 2004 to $12.7 million from $0.6 million of interest expense for the fiscal year ended March 31, 2003. Additional third party debt related to the Acquisition and a $2.3 million bridge loan commitment fee accounted for the increase. Interest income from affiliates, net of interest expense to affiliates, was $1.9 million for the combined fiscal year ended March 31, 2004 compared to interest expense to affiliates, net of interest income from affiliates, of $0.1 million for the fiscal year ended March 31, 2003. The changes in net interest income were due to lower interest rates and more favorable average balances on the long-term funding due to/from affiliates.

Income Tax Expense. Income tax expense was $22.1 million for the combined fiscal year ended March 31, 2004 compared to income tax expense of $30.7 million for the fiscal year ended March 31, 2003. The effective income tax rate was approximately 71% for the combined fiscal year ended March 31, 2004, which was higher than the 35% U.S. federal statutory income tax rate primarily as a result of foreign net operating losses for which no income tax benefit was recorded, and foreign, state and local income taxes.

Minority Interest. Minority interest expense was $0.3 million for the combined fiscal year ended March 31, 2004 compared to minority interest expense of $0.8 million for the fiscal year ended March 31, 2003. Minority interest is the result of various joint ventures in China, India and the United States.

Net Income. Net income decreased $25.3 million, or 76%, from $33.3 million for the fiscal year ended March 31, 2003 to net income of $8.0 million for the combined fiscal year ended March 31, 2004 due to the following factors:

•	higher interest expense incurred during the period;

•	greater amortization of intangible assets related to acquisitions; and

•	reduced gross profit due to purchase accounting related adjustments.

EBITDA. EBITDA decreased $15.9 million, or 20%, from $79.9 million (16% of net sales) for the fiscal year ended March 31, 2003 to EBITDA of $64.0 million (12% of net sales) for the combined fiscal 2004 due to the following factors:

•	increased selling, general and administrative expenses due primarily to currency translation; and

•	reduced gross profit due to purchase accounting related adjustments.

Non-GAAP Measures

The discussion of EBITDA in this annual report is being provided because management considers EBITDA to be an important measure of financial performance. Among other things, management believes that EBITDA provides useful information for our investors for trending, analyzing and benchmarking the performance and value of our business. Management also believes that EBITDA is useful in assessing current performance compared with the historical performance of our predecessor because significant line items within our income statements such as depreciation, amortization and interest expense are significantly impacted by the Acquisition. Internally, EBITDA is used as a financial measure to assess the performance of our business and is an important measure in our incentive compensation plans. EBITDA should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.

				Predecessor (Note 1)
	Year Ended March 31, 2005	Combined 12 Months Ended March 31, 2004	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003	(1)Year Ended March 31, 2003
Net (loss) income	$(5.0)	$8.0	$(1.8)	$9.8	$33.3
Depreciation and amortization	39.8	22.8	10.5	12.3	14.6
Interest expense (income), net	36.7	10.8	12.7	(1.9)	0.5
Income tax provision (benefit)	8.3	22.1	(0.5)	22.6	30.7
Minority interest	0.1	0.3	(0.1)	0.4	0.8

EBITDA	$79.9	$64.0	$20.8	$43.2	$79.9

Loss from discontinued operations	0.8	0.5	0.3	0.2	—

EBITDA (excluding discontinued operations)	$80.7	$64.5	$21.1	$43.4	$79.9

(1)	Depreciation and amortization for the Year Ended March 31, 2003 is adjusted to properly reflect $0.1 million of expense related to Discontinued Operations.

Liquidity and Capital Resources

Prior to the Acquisition, we financed capital and working capital requirements through a combination of cash flows from operating activities and borrowings from Invensys plc. We currently fund capital and working capital requirements from a combination of cash flows from operating activities and borrowings under our senior credit facilities.

Net cash flow provided by (used in) operating activities in fiscal 2005, 2004 and 2003 was $33.7 million, ($13.4) million and $44.2 million, respectively. The $47.1 million increase in net cash provided by operating activities in fiscal 2005 as compared to fiscal 2004 was generated primarily by improved accounts payable management and improved accounts receivable collections.

Working capital as a percentage of net sales increased to 17% for fiscal 2005 as compared with 16% for fiscal 2004. This increase was primarily due to a higher percentage of longer term foreign currency denominated accounts receivable.

Prior to the Acquisition, cash provided by or used in investing activities was used for capital expenditures and acquisitions and other investments, offset by proceeds from the disposition of property, plant and equipment. Expenditures for capital and intangibles in fiscal 2005 were $22.4 million compared with $14.5 million for fiscal 2004 and $11.8 million for fiscal 2003. Expenditure requirements are comprised of equipment, licenses, molds and tooling for replacement and expenditures for cost reduction and expansion. In fiscal 2005, we acquired certain assets of NexusData, Inc. for cash payments of $6.7 million. Cash flow from investing activities increased during fiscal 2005 due to a net cash receipt of $6.5 million resulting from a purchase price adjustment for the Acquisition (see Note 1 to the audited consolidated financial statements included elsewhere in this annual report) and due to cash proceeds of $2.9 million for the sale of assets. For fiscal 2006, we expect to make capital expenditures of approximately $27.5 million, reflecting our continuing emphasis on a growth-oriented capital expenditures program.

Restructuring cash payments over fiscal 2005, 2004 and 2003 totaled $9.9 million, $11.0 million and $8.0 million, respectively. As of March 31, 2005, we had $7.0 million of restructuring accruals reflected on our consolidated balance sheet. Additional restructuring costs of approximately $5.3 million are expected to be incurred in fiscal 2006 as current restructuring programs are completed and new initiatives are undertaken.

Prior to the Acquisition, cash provided by or used in financing activities represented payments to or funding from Invensys plc, and changes in indebtedness to third parties. As a result of the Acquisition, we incurred substantial third-party indebtedness. Our senior credit facilities provide for senior secured financing of $295.4 million, consisting of (a) two term loan facilities in an aggregate amount of $225.4 million, including a $196.0 million U.S. term loan facility and a $29.4 million European term loan facility, and (b) two revolving credit facilities in an aggregate amount of $70.0 million, under one of which $40.0 million is available to us in the form of U.S. dollar-denominated loans and under the other of which $30.0 million is available in the form of U.S. dollar-denominated loans, or in the form of euro- or UK sterling-denominated loans. The term loan facilities mature on December 17, 2010. Borrowing costs under the term loan facilities are based on variable rates tied to the London Interbank Offered Rate (“LIBOR”) plus a specified margin, or the greater of the Prime Rate and the Federal Funds Effective Rate (“Alternative Base Rate”) plus a margin. As a result of an amendment to the Credit Agreement in October 2004, the interest rate margin was reduced by 50 basis points for both LIBOR and Alternate Base Rate borrowings. Under the terms of the re-pricing amendment, the margin on rates linked to LIBOR was reduced to 2.5% from 3.0%, and the margin on rates linked to the Alternative Base Rate was reduced to 1.5% from 2.0%. Up to $30.0 million of the revolving credit facilities is available in the form of letters of credit, and amounts repaid under the revolving credit facilities may be re-borrowed (subject to satisfaction of the applicable borrowing conditions) at any time prior to the maturity of the revolving credit facilities.

We also have outstanding $275.0 million of senior subordinated notes, which mature on December 15, 2013 and bear interest at the rate of 8  5/8% per annum. Interest on the senior subordinated notes is payable semi-annually during June and December of each year. The senior subordinated notes are our unsecured senior subordinated obligations and rank equally in right of payment to all of our senior subordinated debt, subordinated in right of payment to all of our senior debt, including our indebtedness under our senior credit facilities, and senior in right of payment to all of our subordinated debt. The senior subordinated notes are guaranteed on a senior subordinated, unsecured basis by certain of our subsidiaries.

At any time prior to December 15, 2008, we may redeem all, but not less than all, of the senior subordinated notes at our option at a redemption price equal to 100% of the principal amount of the senior subordinated notes, plus a redemption premium and accrued and unpaid interest. On or after December 15, 2008, we may redeem the senior subordinated notes at the redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on December 15 of each of the years indicated below:

Period	Redemption Price
2008	104.313%
2009	102.875%
2010	101.438%
2011 and thereafter	100.000%

Also, prior to December 15, 2006, we may redeem up to 35% of the aggregate principal amount of the senior subordinated notes at a redemption price of 108.625% of the principal amount of the senior subordinated notes, plus accrued and unpaid interest, from the proceeds of one or more equity offerings. The senior subordinated notes are also redeemable at the option of the holders of such notes at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, in the event of certain change of control events related to us.

The indenture governing the senior subordinated notes contains certain covenants that limit, among other things, our ability to: (i) incur additional indebtedness (including by way of guarantee), subject to certain exceptions, unless we meet a consolidated coverage ratio of 2.0 to 1.0 or certain other conditions apply; (ii) pay dividends or distributions, or make certain types of investments or other restricted payments, unless we meet certain specified conditions; (iii) create any encumbrance or restriction on our subsidiary guarantors’ ability to pay dividends or distributions, repay loans, make loans or advances or transfer any property or assets to us; (iv) dispose of certain assets and capital stock of our subsidiary guarantors; (v) enter into certain transactions with affiliates; (vi) engage in any new lines of business in which we were not engaged at the time the senior subordinated notes were issued; or (vii) engage in certain mergers and consolidations.

As of March 31, 2005, we had $500.4 million of total indebtedness outstanding. Interest expense, including amortization of deferred financing costs, was $36.7 million for fiscal 2005. There are no payments due or scheduled on the term loan facilities until March 2006. There were no borrowings outstanding under the revolving credit facility at March 31, 2005; however, $4.5 million of the facility was utilized in connection with outstanding letters of credit. We were in compliance with all credit facility covenants at March 31, 2005.

Our ability to make scheduled payments of principal of, or to pay interest on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the revolving credit facility constituting part of our senior secured credit facilities, will be adequate to meet our future liquidity requirements for at least the next few years. We may, however, need to refinance all or a portion of the principal amounts of the notes on or prior to maturity.

We cannot give assurances that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our senior secured credit facilities in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot assure that we will be able to refinance any of our indebtedness, including our senior secured credit facilities and the notes as they become due. Our ability to access capital in the long term will depend on the availability of capital markets and pricing on commercially reasonable terms at the time we are seeking funds. To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Impact of the Acquisition and Related Financing Transactions

In connection with the Acquisition, our assets and liabilities were adjusted to their fair value as of the closing. We increased our aggregate indebtedness as a result of the new financing arrangements that were entered into as a result of the Acquisition; accordingly, interest expense is higher in periods following the Acquisition. A significant portion of the purchase price was allocated to customer relationships, patents, trademarks and tradenames and a non-competition agreement. Because trademarks and tradenames are assets with indefinite lives, they are not amortized unless and until it is determined that they have finite lives, and are subject to annual impairment reviews. The excess of the total purchase price over the fair value of assets acquired at the closing of the Acquisition was allocated to goodwill, and is subject to an annual impairment review.

Contractual Obligations

The following table is a summary of contractual cash obligations (excluding interest) as of March 31, 2005 (in millions):

	Payments Due by Period
	Less than 1 year	1-2 years	3-5 years	After 5 years	Total
Term loan facilities	$0.6	$4.6	$58.1	$162.1	$225.4
Revolving loan facilities (1)	—	—	—	—	—
Operating leases	1.9	2.6	1.3	1.6	7.4
Senior subordinated notes	—	—	—	275.0	275.0

Total contractual cash obligations	$2.5	$7.2	$59.4	$438.7	$507.8

(1)	The revolving loan facilities provide for $70.0 million of borrowing capacity. The revolving credit facilities mature in December 2009. As of March 31, 2005, $4.5 million of letters of credit were issued and are included in the $70.0 million of borrowing capacity under the revolving credit facilities.

Taxes

We are subject to taxation in multiple jurisdictions throughout the world. Our effective tax rate and tax liability are affected by a number of factors, such as the amount of taxable income in particular jurisdictions, the tax rates in such jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds between jurisdictions and repatriate income, and changes in law. Generally, the tax liability for each legal entity is determined either on a (a) non-consolidated and non-combined basis or (b) consolidated and combined basis only with other eligible entities subject to tax in the same jurisdiction, in either case without regard to the taxable losses of non-consolidated and non-combined affiliated entities. As a result, we may pay income taxes to some jurisdictions even though on an overall basis a net loss for the period is incurred.

Inflation

Inflation can affect the costs of goods and services we use. The majority of the countries that are of significance to us, from either a manufacturing or sales viewpoint, have in recent years enjoyed relatively low inflation. The competitive environment in which we operate inevitably creates pressure on us to provide our customers with cost-effective products and services. We believe our cost reduction programs are critical to maintaining our competitive position.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). In October 2003, the FASB announced a deferral for an indefinite period of the application of certain guidance in FAS 150, as it related to non-controlling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent’s financial statements under FAS 150 (e.g., non-controlling interests in limited-life subsidiaries). Management does not expect that the adoption of this Statement will have a material effect on our financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs (“FAS 151”). FAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. FAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted FAS 151 during the fiscal quarter ended January 1, 2005. The adoption of FAS 151 did not have a material effect on the Company’s consolidated financial position or results of operations.

On December 16, 2004, the FASB issued a revised Statement No. 123, Accounting for Share-Based Payment, Revised Statement (“FAS 123(R)”). FAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95, Statement of Cash Flows. FAS 123(R) requires that the compensation cost related to share-based payment transactions be recognized in the financial statements. The cost recognized in the financial statements will be based on the fair value of the equity or liability instruments issued. FAS 123(R) also offers additional guidance on measuring the fair value of share-based payment awards. Sensus Metering Systems (Bermuda 1) Ltd. maintains a Restricted Share Plan that provides for the award of restricted common shares to officers, directors and consultants of the Company. The Company will adopt FAS 123(R) in the first quarter of fiscal 2007. As permitted by FAS 123(R), the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation for the Restricted Share Plan. We have not assessed the impact adoption of FAS 123(R) may have on our results of operations, or overall financial position.

Risk Factors

In the normal course of our business, in an effort to help keep our security holders and the public informed about our operations, we may from time to time issue or make certain statements, either in writing or orally, that are or contain “forward-looking statements,” as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. The words “expect,” “believe,” “anticipate,” “project,” “estimate” and similar expressions are intended to identify forward-looking statements. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. All phases of our operations are subject to a number of uncertainties, risks, and other influences, many of which are outside our control, and any one of which, or a combination of which, could materially affect our financial condition or results of operations, the trading price of our publicly-traded securities, and whether the forward-looking statements we make ultimately prove to be accurate.

Set forth below are risks that we believe are material to our business operations. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations.

We are controlled by our principal investors, whose interests in our business may be different, who control the appointment of our board of directors. As a result, conflicts may exist with respect to fundamental business decisions.

Our principal investors, The Resolute Fund and GS Capital Partners, beneficially own 65.9% and 32.9% of the Company, respectively, through their equity interests in our parent, Sensus Metering Systems (Bermuda 1) Ltd. Our entire board was designated by persons affiliated with The Resolute Fund and GS Capital Partners, and persons affiliated with The Resolute Fund have the ability to designate a majority of the board. In addition, persons affiliated with our principal investors control the appointment of management and the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. Affiliates of our principal investors may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks. In addition, our principal investors or their affiliates may in the future own businesses that directly compete with ours.

We have recorded a significant amount of intangible assets that may never generate the returns we expect, which may require us to write off a significant portion of our intangible assets and would have an adverse effect on our financial condition and results of operations.

Our acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which include customer relationships, trademarks and tradenames, patents and a non-competition agreement, were $235.9 million at March 31, 2005, representing 25% of total assets. The amortization expense associated with our identifiable intangible assets was $21.3 million in fiscal 2005 and is expected to be $68.6 million over the next four fiscal years. The large amount of amortization expense will adversely affect our net income during this period. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses we acquired, was $331.6 million at March 31, 2005, representing 35% of our total assets. Total identifiable intangible assets, including trademarks, tradenames, patents, customer relationships and a non-competition agreement, increased substantially as a result of the Acquisition.

Goodwill and identifiable intangible assets, which are deemed to have indefinite lives, are recorded at fair value on the date of acquisition and, under FAS 142, are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be charged to earnings. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

We are dependent on the utility industry, which may experience volatility. This volatility could cause our results of operations to vary significantly from period to period.

In fiscal 2005, approximately 90% of our total net sales were derived from sales of products and services to the utility industry. Purchases of our products are, to a substantial extent, deferrable in the event that utilities reduce capital expenditures as a result of, among other factors, mergers and acquisitions, pending or unfavorable regulatory decisions, poor sales due to weather conditions, rising interest rates or general economic downturns.

The utility industry, both domestic and foreign, is generally characterized by long budgeting, purchasing and regulatory process cycles that can take up to several years to complete. Our utility customers typically issue requests for quotes and proposals, establish evaluation committees, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying the normal budget approval process within a utility.

Such purchase decisions are often put on hold indefinitely when merger negotiations begin. If our customers engage in a high amount of merger and acquisition activity, our sales could be materially adversely affected. If future state or other regulatory decisions are issued that cause a delay in purchasing decisions, or if we experience changes in our customer base or requirements to modify our products and services (or develop new products or services) to meet the needs of market participants, our results could be materially and adversely affected.

Many of our products are distributed to utilities contractors in connection with residential, commercial and industrial construction projects. Historically, new housing construction has decreased during economic slowdowns, and the level of activity in the commercial and industrial construction markets depends on the general economic outlook, corporate profitability, interest rates and existing plant capacity utilization. In general, factors such as trends in the construction industry, billing practices, changes in municipal spending or other factors that influence metering products sales are not within our control and, as a result, may have a material adverse effect on our operating results and financial condition.

We are facing increasing competition. If we are unable to successfully implement our business strategy we risk losing market share to these competitors.

We face competitive pressures from a variety of companies in each of the markets we serve. Some of our present and potential future competitors have or may have substantially greater financial, marketing, technical or manufacturing resources, and in some cases, greater name recognition, market penetration and experience than us. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products and services than we can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. If we cannot compete successfully against current or future competitors, it could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Additionally, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase to increase their efficiency. If we are not selected to become one of these preferred providers, we may lose access to certain sections of the markets in which we compete. Our customers increasingly demand a broad product range, and we must continue to develop our expertise to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in research and development, manufacturing, customer service and support, marketing and our distribution networks. We may also have to adjust the prices of some of our products to stay competitive. We cannot assure you that we will have sufficient resources to continue to make such investments or that we will maintain our competitive position within each of the markets we serve.

We face potential product liability claims relating to products we manufacture or distribute. The successful assertion of a large product liability claim could subject us to substantial damages.

We face risk of exposure to existing and future product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage providing for primary coverage of $2 million and excess coverage of $50 million, but we cannot give assurances that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. In addition, although we are entitled to indemnification from certain subsidiaries of Invensys under the terms of the stock purchase agreement for certain product liability claims existing prior to the Acquisition, we cannot assure that we will be able to recover from the indemnifying parties in the event we are found liable. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome of the litigation with respect to those claims. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition or results of operations or our ability to make payments on the new notes when due. In addition, our business depends on the strong product reputation we believe we have developed. In the event that this reputation is damaged, we may face difficulty in maintaining the pricing of some of our products, which would reduce our sales and profitability.

We are subject to the effects of fluctuations in foreign exchange rates.

The financial condition and results of operations of each of our operating foreign subsidiaries are reported in the relevant local currency and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. For example, for fiscal 2005, net sales were positively impacted by the appreciation of the euro versus the U.S. dollar by $13.4 million. During that same period, had the U.S. dollar appreciated versus the euro, our U.S. dollar denominated net sales would have been adversely impacted.

In addition to currency translation risks, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency than the currency in which it receives revenues. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction and/or translation risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations. The majority of our businesses source raw materials and sell their products within their local markets in their functional currencies and therefore have limited transaction exposure.

Our substantial indebtedness could adversely affect our financial health, harm our ability to react to changes to our business and could prevent us from fulfilling our obligations under our indebtedness.

We are highly leveraged and have significant debt service obligations. As of March 31, 2005, we had total debt of $500.4 million outstanding. For fiscal 2004, on a pro forma basis, after giving effect to the Acquisition, our cash interest expense would have been $35.4 million. For fiscal 2005, our cash interest expense was $34.3 million.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial debt could also have other important consequences. For example, it could:

•	increase our vulnerability to general economic downturns and adverse competitive and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to competitors that have less debt; and

•	limit our ability to raise additional financing on satisfactory terms or at all.

Furthermore, our interest expense could increase if interest rates increase because all of our debt under the credit agreement governing our senior secured credit facilities is variable-rate debt. Our senior secured credit facilities include term loan facilities in an aggregate amount of $230.0 million, each of which bear interest at the adjusted LIBOR plus 2.50% or the alternate base rate plus 1.50%, and revolving credit facilities in an aggregate amount of $70.0 million, each of which bear interest at the adjusted LIBOR plus 2.50% or the alternate base rate plus 1.50% (inclusive, in each case, of a 0.50% facility fee).

Restrictive covenants in our senior credit facilities and the indenture governing our senior subordinated notes may restrict our ability to pursue our business strategies.

Our senior secured credit facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. Our senior secured credit facilities include covenants restricting, among other things, our ability to:

•	guarantee or incur additional debt;

•	incur liens and engage in sale leaseback transactions;

•	make loans and investments;

•	declare dividends or redeem or repurchase capital stock;

•	engage in mergers, amalgamations, acquisitions and other business combinations;

•	prepay, redeem or purchase subordinated debt (including the new notes);

•	amend or otherwise alter terms of debt (including the new notes);

•	sell assets;

•	transact with affiliates; and

•	alter the business that we conduct.

The indenture governing our senior subordinated notes also contains numerous covenants including, among other things, restrictions on our ability to:

•	incur or guarantee additional indebtedness or issue certain preferred stock;

•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness;

•	make certain investments;

•	enter into arrangements that restrict dividends from our subsidiaries;

•	engage in transactions with affiliates;

•	sell assets, including capital stock of our subsidiaries; and

•	merge, amalgamate or consolidate with other companies or transfer all or substantially all of its assets.

Our senior secured credit facilities also include financial covenants, including requirements that we maintain a:

•	minimum interest coverage ratio;

•	minimum fixed charge coverage ratio; and

•	maximum leverage ratio.

These financial covenants become more restrictive over time.

We depend on our ability to develop new products for our success. There is no guarantee we will continue to be successful in developing new products.

We have made, and expect to continue to make, substantial investments in technology development. Our future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance our existing products. This product development will require continued investment to maintain our market position. There can be no assurance that unforeseen problems will not occur with respect to the development, performance or market acceptance of our technologies or products or that we will meet our product development schedules. In addition, there can be no assurance that we will have market acceptance of our new products and systems. For example, market acceptance for AMR systems varies by country based on such factors as the regulatory and business environment, labor costs and other economic conditions. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including a) product quality, b) reliability and timeliness of delivery, c) new product innovation, d) price competitiveness, e) technical expertise and development capability, f) product design capability, g) manufacturing expertise, h) operational flexibility, i) customer service, and j) overall management.

Our success depends on our ability to continue to meet our customers’ changing requirements. We cannot assure you that we will be able to address technological advances or introduce new products that may be necessary to allow us to remain competitive within our businesses. Furthermore, we cannot assure you that we can adequately protect any of our own technological developments to produce a sustainable competitive advantage.

We rely on our information technology systems to conduct our business. If these systems fail to adequately perform these functions, or if we experience an interruption in their operation, our business and financial results could be adversely affected.

The efficient operation of our business is dependent on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, computing needs and production and supply chain, and conduct order entry, order fulfillment, inventory replenishment, e-commerce and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in decreased sales, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer. In addition, our information technology systems are vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power loss and computer systems failure and viruses. Any such interruption could have a material adverse effect on our business.

If we are unable to make necessary capital investments our business may be adversely affected.

We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes. As we maintain and grow our business, we may have to incur significant capital expenditures. We believe that we will be able to fund these expenditures through cash flow from operations and borrowings under our senior secured credit facilities. We cannot assure that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could reduce our sales and profitability.

If we cannot successfully implement our business strategy, our business, results of operations and potential for growth will be adversely affected.

Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control, and we may not be successful in implementing our strategy. In addition, the implementation of our strategy may not improve our operating results. We may decide to alter or discontinue aspects of our business strategy and may adopt alternative or additional strategies due to business or competitive factors or factors not currently expected, such as unforeseen costs and expenses or events beyond our control. Any failure to successfully implement our business strategy may adversely affect our results of operations and opportunities for growth.

International operations expose us to numerous risks that are not common to purely domestic businesses.

In fiscal 2004 and fiscal 2005, our foreign operations represented 34% and 31% of combined and consolidated net sales, respectively. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include a) regional economic downturns, b) changes in governmental policy or regulation, c) restrictions on the transfer of funds into or out of the country, d) import and export duties and quotas, e) domestic and foreign customs and tariffs, f) different regimes controlling the protection of our intellectual property, g) international incidents, h) military outbreaks, i) government instability, j) difficulty in staffing and managing widespread operations, k) nationalization of foreign assets, l) government protectionism, m) compliance with U.S. Department of Commerce export controls, n) potentially negative consequences from changes in tax laws, o) higher interest rates, p) requirements relating to withholding taxes on remittances and other payments by subsidiaries, q) restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions, and r) exposure to liabilities under the Foreign Corrupt Practices Act.

For example, our Chinese joint venture relies on a utility that is owned by a local governmental entity for its manufacturing facilities. There can be no assurance that we will continue to have the cooperation of the local Chinese government in our manufacturing operations. As an additional example, the political and economic instability currently prevalent in South American countries has limited our ability to grow our business in those countries. We cannot give assurances that one or more of these factors will not impair the current or future international operations and, as a result, harm our overall business.

We may face volatility in the availability of energy and raw materials used in our manufacturing process.

In the manufacturing of our products, we use large amounts of energy, including electricity and gas, and raw materials and processed inputs, including brass castings, aluminum ingot, plastics and rubber. We obtain energy, raw materials and certain manufactured components from third-party suppliers. We do not maintain long-term supply contracts with our suppliers. The loss, or a substantial decrease in the availability, of such products from some of our suppliers, or the loss of key supplier relationships could have a material adverse effect on our business, results of operations and financial condition. The availability and prices of electricity, gas and raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. In addition, supply interruptions could arise from shortages of electricity, gas and raw materials, labor disputes, transportation disruptions, impaired financial condition of suppliers, weather emergencies or other natural disasters. Any change in the supply of, or price for, these energy sources and raw materials may adversely affect our ability to satisfy our customers on a timely basis and thereby negatively affect our financial performance. In addition, we may not be able to pass any price increases in raw materials or other product inputs along to our customers in the form of higher prices, which may have an adverse affect on our operating results.

We have transitioned a substantial portion of our manufacturing capabilities to contract manufacturers. If we are unable to manage our outsourcing arrangements effectively, or if we are unable to accurately project demand, our revenue and profitability could be harmed.

Our future operating results will depend on our ability to develop and manufacture products cost-effectively. To minimize manufacturing costs, as well as focus on our core competencies and streamline our operations, we have outsourced production of products representing approximately 9% of fiscal 2005 total net sales. The primary products that we have outsourced have been the MXU radio transducers and iCon electric meters. The outsourcing of production capabilities somewhat diminishes the day-to-day control that we are able to exercise over the production process that could result in quality problems, and correspondingly increased product warranty costs. In addition, as we outsource more production capacity, we will retain limited internal production capacity, and will, therefore, rely on our contract manufacturers to fill orders on a timely basis. We will be required to provide accurate forecasts to our contract manufacturers to satisfy demand for our products. If we overestimate our requirements, we may be required to purchase quantities of products that exceed customer demand. If we underestimate our requirements, we may have inadequate inventory from which to meet customer demand.

Our intellectual property may be inadequately protected, which could result in loss of our exclusive right to use the intellectual property. Additionally, some of our intellectual property may be misappropriated, which could subject us to claims of infringement.

We rely on a combination of patents, trademarks, copyrights, licenses and trade secret rights to protect our intellectual property throughout the world. We cannot assure you that our patent or trademark applications will be approved, that any patents or trademark registrations that may be issued will adequately protect our intellectual property or that any issued patents or registered trademarks will not be challenged by third parties. Other parties may independently develop similar or superior technologies or designs around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as the laws of the United States.

In the ordinary course of our operations, we, and other companies, from time to time pursue and are pursued in administrative proceedings and litigation concerning the protection of intellectual property rights. For example, a German competitor initiated proceedings to invalidate German Patent DE 195 35 683 held by our German subsidiary relating to bulk water meter products, resulting recently in the revocation of that patent by the German patent office. Net sales of products using this patent were approximately $14 million in fiscal 2005. Although we do not believe any material impact to our business will result from this decision, the holder of the patent is appealing it and intends to vigorously oppose it. If we are not successful in the appeal, our German subsidiary will lose the exclusive right to use the underlying technology.

In addition, our German subsidiary is currently seeking to invalidate a third-party German Patent DE 196 51 202, which relates to the MEI TWIN compound water meter products and which is registered to a German competitor. We cannot assure you that the suit will be successful. If it is not successful, our German subsidiary could be subject to a lawsuit accusing it of patent infringement. Our German subsidiary would vigorously defend itself against any such infringement claim, but there can be no guarantee that it would prevail. Net sales of our MEI TWIN products were approximately $5.6 million in fiscal 2005.

If successful, third-party intellectual property lawsuits could subject us to substantial damages, and require us to cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, or discontinue the use of certain technology. They could also force us to seek licenses to the infringing technology, which licenses may not be available on reasonable terms, or at all. Our ability to sustain current margins on some or all of our products may be affected, which could reduce our sales and profitability. Third-party lawsuits could also invalidate our intellectual property rights. Regardless of the success of any third party-initiated or company-initiated claims, they would likely be time-consuming and expensive to resolve, and would divert the time and attention of our management.

We have licensed technology from third parties to develop new products or product enhancements, including licenses that relate to many of our current leading products. We also expect to seek technology from third parties in the future as needed or desirable for future products and product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party license required to develop new products or product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, or could require that we change our product and design plans, and we may still become involved in third-party lawsuits, any of which could seriously harm or delay our ability to manufacture and sell our products.

We rely on independent distributors for a significant portion of our sales. There is no guarantee that we will be able to retain the services of these distributors.

In addition to our own direct sales force, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our end-customers. In fiscal 2005, approximately 33% of our net sales were generated from sales to our top ten distributors, with approximately 12% of our net sales derived from sales to distributors affiliated with National Waterworks, Inc. In fiscal 2005, approximately 59% of our net sales were generated through distributors. The majority of the distribution contracts we have with these independent distributors are cancelable by the distributor after a short notice period. We cannot assure you that these distributors will not terminate their agreements with us.

Our reliance on these major distributors exposes us to the risk:

•	of changes in the business condition of our major distributors;

•	that these distributors may decide to terminate their agreements with us and offer our competitors’ products instead; and

•	that the loss of a major distributor could adversely affect our results of operations.

The loss of one or more key distributors, such as distributors affiliated with National Waterworks, Inc. or a substantial number of our other distributors, could materially reduce our sales and profits. While our relationships with our ten largest distributors have been long-standing, distributors in our industry have experienced significant consolidation in recent years, and we cannot assure you that our distributors will not be acquired by other distributors that buy products from our competitors. We also cannot assure you that, as consolidation among distributors continues, distributors will not be able to force us to lower our prices, which would have an adverse impact on our results of operations.

Our business is subject to the regulation of, and dependent on licenses granted by, the Federal Communications Commission and other governmental bodies. Changes in existing regulations or the losses of our licenses could adversely affect our business.

A significant portion of our AMR products use radio spectrum and are subject to regulation by the Federal Communications Commission in the United States. Licenses for radio frequencies must be obtained and periodically renewed. There can be no assurance that any license granted to us or our customers will be renewed on acceptable terms, if at all, or that the FCC will keep in place rules for our frequency bands that are compatible with our business. In the past, the FCC has adopted changes to the requirements for equipment using radio spectrum, and it is possible that the FCC or the United States Congress will adopt additional changes in the future.

We have committed, and will continue to commit, significant resources to the development of products that use particular radio frequencies. Action by the FCC could require modifications to our products. If we are unable to modify our products to meet such requirements, we could experience delays in completing such modifications, or the cost of such modifications could have a material adverse effect on our future financial condition and results of operations.

Our radio-based products currently employ both licensed and unlicensed radio frequencies. There must be sufficient radio spectrum allocated by the FCC for our intended uses. As to the licensed frequencies, there is some risk that there may be insufficient available frequencies in some markets to sustain our planned operations. The unlicensed frequencies are available for a wide variety of uses and are not entitled to protection from interference by other users. In the event that the unlicensed frequencies become unacceptably crowded or restrictive, and no additional frequencies are allocated, our business could be materially adversely affected. We are also subject to regulatory requirements on our radio-based products in international markets that vary by country. In some countries, limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products.

The water and heat meter product lines of our business are subject to national regulation in many European countries. For instance in Germany, there are national regulations that require cold water meters to be recalibrated and repaired every six years. Hot water and heat meters need to be recalibrated and repaired every five years. Other European countries, including The Netherlands, Austria, Switzerland, the Czech Republic and Slovakia, have similar regulations. Because of the relative expense involved in repairing water and heat meters, many customers install new meters at the time these national regulations call for recalibration and repair. If these national regulations were changed to extend the time for recalibration and repair, that could decrease sales of water and heat meters in Europe. If European or other countries were to impose new or change existing regulations regarding products, that could also materially and adversely affect our business, financial condition and results of operations.

We are also subject to governmental regulations related to occupational safety and health, labor, and wage practices. In addition, we are subject to various government regulations regarding the performance of certain engineering services. Failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations or other actions that could materially and adversely affect our business, financial condition and results of operations.

We face potential liability from asbestos exposure claims.

One of our subsidiaries, along with as many as 200 other companies, is a defendant in several lawsuits filed in various state courts in Mississippi by groups of plaintiffs alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. Because the cases are in initial stages, it is uncertain whether any plaintiffs have dealt with any of the subsidiary’s products, were exposed to an asbestos-containing component part of a product of the subsidiary or whether such part could have been a contributing factor to the alleged illness. Although we are entitled to indemnification for legal and indemnity costs for asbestos claims related to these products from certain subsidiaries of Invensys pursuant to the stock purchase agreement for the Acquisition, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with the Acquisition.

We are subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could seriously impact the profitability of our business.

As of March 31, 2005, we had approximately 3,350 employees, of whom approximately 1,370 were employed in the United States and approximately 1,980 were employed abroad. As of March 31, 2005, approximately 48% of our employees located in the United States were represented by labor unions and approximately 36% of our work force was employed in Europe, where trade union membership is common.

In the United States, we are a party to labor agreements with the United Steel Workers of America and the United Automobile Workers. The Uniontown, Pennsylvania facility has a five-year agreement with the United Steel Workers of America that will expire on February 24, 2008. Sensus Precision Die Casting, Inc., our subsidiary through which we operate our precision die casting product line, has a three-year agreement with the United Automobile Workers that will expire on October 8, 2006. The current three-year agreement between Smith-Blair and the United Steel Workers of America expires on March 28, 2007.

In Germany, our employees are represented by IG Metall, which negotiates labor terms and conditions with local Employers Associations that also represent other employers. The outcome of these negotiations also directly affects non-unionized employees to the extent that individual employment agreements contain cross references to relevant metal union contracts. The current framework union agreement with IG Metall, which applies to our Ludwigshafen and Hannover operations, was recently renegotiated and the new contract will expire in February 2006.

Although we believe that our relations with our employees are generally good, a strike, work stoppage or other slowdown by our unionized workers could cause a disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. In addition, if a greater percentage of our work force becomes unionized, our business and financial results could be materially adversely affected.

Many of our suppliers and direct and indirect customers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are used and, thus, adversely affect the demand for our products.

A number of key personnel are critical to the success of our business. The loss of any such personnel would adversely affect our business.

Our success depends in large part upon our ability to retain our senior management, including Daniel W. Harness, our Chief Executive Officer, Peter Mainz, our Chief Financial Officer, and Barry W. Seneri, our Executive Vice President of Operations. The loss of one or more of these individuals could have a material adverse effect on our business. Our success also depends on our ability to recruit, retain and motivate highly-skilled sales, marketing and technical personnel. Competition for these persons in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. In connection with the Acquisition, we entered into employment agreements with Messrs. Harness and Mainz; however, we cannot assure you that these individuals will stay with us. If any of these persons were to leave our Company it could be difficult to replace him or her, and our business could be harmed. In addition, we do not maintain “key man” life insurance on the lives of members of our senior management.

We may be unable to identify attractive acquisition candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions. As a result, growth from acquisitions could be limited.

We may pursue selective strategic acquisition opportunities. We may evaluate potential acquisitions, some of which could be material, and engage in discussions with acquisition candidates. We cannot assure that suitable acquisition candidates will be identified and acquired in the future, that the financing of any such acquisition will be available on satisfactory terms or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we assure that our acquisition strategies will be successfully received by customers or achieve their intended benefits. If we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions would likely result in the incurrence of debt and contingent liabilities and an increase in interest expense and amortization expense or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs, which could have a material adverse effect on our results of operations or financial condition. Often acquisitions are undertaken to improve the operating results of either or both of the acquirer and the acquired company, and we cannot assure that we will be successful in this regard. We will encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect us.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war, including the military action in Iraq, have and could negatively impact the U.S. and foreign economies, the financial markets, the industries in which we operate, our operations and our profitability.

Terrorist attacks may negatively affect our operations and your investment. There can be no assurance that there will not be further terrorist attacks worldwide. These attacks have contributed to economic instability in the U.S. and elsewhere, and further acts of terrorism, violence or war could further affect the industries in which we operate, our business and our results of operations. In addition, terrorist attacks or hostilities may directly impact our physical facilities or those of our suppliers or customers and could impact our sales, supply chain, production capability and ability to deliver our products and services to our customers. The consequences of any terrorist attacks or hostilities are unpredictable, and we may not be able to foresee events that could have an adverse effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risk factors such as fluctuating interest rates and changes in foreign currency rates. At present we do not utilize any derivative instruments to manage this risk.

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of March 31, 2005, assets of foreign subsidiaries constituted approximately 19% of total assets. Foreign currency exchange rate exposure is most significant with respect to the euro. For fiscal 2005, 2004 and 2003, net sales were positively impacted by the appreciation of foreign currencies, primarily the euro, versus the U.S. dollar by $13.4 million, $26.8 million and $11.8 million, respectively. In periods of a strengthening U.S. dollar, however, our results of operations could experience a negative currency translation impact.

Currency transaction exposure. Currency transaction exposure arises where actual sales and purchases are made by a business or company in a currency other than its own functional currency. The majority of our businesses source raw materials and sell their products within their local markets in their functional currencies and therefore have limited transaction exposure.

Interest rate risk. We have a significant amount of debt, with a large portion being at variable rates. Total debt as of March 31, 2005 was $500.4 million, of which $225.4 million bears interest at variable rates. As of March 31, 2005, our weighted average interest rate on the variable-rate term debt was 5.4%, all of which was outstanding under the senior credit facilities. Variable-rate borrowings under the senior credit facilities are, at our option, at the adjusted LIBOR plus 2.5% or the alternative base rate plus 1.5%. Holding all other variables constant, an increase in the interest rate of 1.0% on variable-rate debt would increase annual interest costs by $2.3 million. At present, we have not sought to hedge exposure to variable interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	34

Consolidated Balance Sheets of the Company as of March 31, 2005 and March 31, 2004	35

Consolidated Statements of Operations of the Company for the year ended March 31, 2005 and for the period from Inception (December 18, 2003) to March 31, 2004 and of the Predecessor for the period from April 1, 2003 to December 17, 2003 and for the year ended March 31, 2003	36

Consolidated Statements of Stockholder’s Equity of the Company as of March 31, 2005, March 31, 2004 and of the Predecessor as of December 17, 2003, March 31, 2003 and March 31, 2002	37

Consolidated Statements of Cash Flows of the Company for the year ended March 31, 2005 and for the period from Inception (December 18, 2003) to March 31, 2004 and of the Predecessor for the period from April 1, 2003 to December 17, 2003 and for the year ended March 31, 2003	38

Notes to Consolidated Financial Statements	39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of

Sensus Metering Systems (Bermuda 2) Ltd.

We have audited the accompanying consolidated balance sheets of Sensus Metering Systems (Bermuda 2) Ltd. as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year ended March 31, 2005 and the period from inception (December 18, 2003) through March 31, 2004 and of its Predecessor for the period from April 1, 2003 through December 17, 2003 and the year ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensus Metering Systems (Bermuda 2) Ltd. at March 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the year ended March 31, 2005 and the period from inception (December 18, 2003) through March 31, 2004 and of its Predecessor for the period from April 1, 2003 through December 17, 2003 and the year ended March 31, 2003, in conformity with U.S. generally accepted accounting principles.

                                                     /s/ Ernst & Young LLP

Richmond, Virginia

June 10, 2005

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

($ in millions, except $ per share and share data)

	March 31, 2005	March 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54.9	$48.5
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.7 and $1.3 at March 31, 2005 and March 31, 2004, respectively	90.4	82.5
Other	2.6	2.4
Inventories, net	49.2	46.5
Prepayments and other current assets	8.2	8.3
Deferred income taxes	5.5	5.6

Total current assets	210.8	193.8

Property, plant and equipment, net	120.2	116.4
Intangible assets, net	235.9	254.4
Goodwill	331.6	347.6
Deferred income taxes	18.0	15.7
Other long-term assets	23.7	25.0

Total assets	$940.2	$952.9

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$52.6	$43.7
Current portion of long-term debt	0.6	2.3
Short-term borrowings	—	2.2
Income taxes payable	1.2	0.7
Restructuring accruals	4.0	8.6
Accruals and other current liabilities	54.6	51.1

Total current liabilities	113.0	108.6

Long-term debt, less current portion	499.8	502.1
Pensions	38.8	37.6
Deferred income taxes	82.2	92.0
Other long-term liabilities	11.1	8.2
Minority interests	1.3	6.4

Total liabilities	746.2	754.9

STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	200.0	200.0
Accumulated deficit	(6.9)	(1.9)
Accumulated other comprehensive income (loss)	0.9	(0.1)

Total stockholder’s equity	194.0	198.0

Total liabilities and stockholder’s equity	$940.2	$952.9

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions)

			Predecessor (Note 1)
	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003	Year Ended March 31, 2003
NET SALES:
To third parties	$569.8	$164.4	$361.9	$500.0
To affiliates	—	—	2.7	4.5

TOTAL NET SALES	569.8	164.4	364.6	504.5
COST OF SALES	399.0	118.8	254.9	341.8

GROSS PROFIT	170.8	45.6	109.7	162.7

OPERATING EXPENSES:
Selling, general and administrative expenses	99.5	28.1	69.7	85.4
Restructuring and other similar costs	8.1	1.1	9.6	12.4
Amortization of intangible assets	21.3	5.7	0.3	0.4
Other operating expense (income), net	3.0	(0.1)	(0.9)	(0.8)

OPERATING INCOME FROM CONTINUING OPERATIONS	38.9	10.8	31.0	65.3

NON-OPERATING (EXPENSE) INCOME:
Interest (expense) income:
From/to third parties	(36.7)	(12.7)	—	(0.6)
From/to affiliates	—	—	1.9	0.1
Other income (expense)	2.0	(0.2)	0.1	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	4.2	(2.1)	33.0	64.8
PROVISION (BENEFIT) FOR INCOME TAXES	8.3	(0.5)	22.6	30.7

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(4.1)	(1.6)	10.4	34.1
MINORITY INTEREST	(0.1)	0.1	(0.4)	(0.8)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(4.2)	(1.5)	10.0	33.3
DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of taxes	(0.5)	(0.3)	(0.2)	—
Loss on disposition of discontinued operations, net of taxes	(0.3)	—	—	—

LOSS FROM DISCONTINUED OPERATIONS	(0.8)	(0.3)	(0.2)	—

NET (LOSS) INCOME	$(5.0)	$(1.8)	$9.8	$33.3

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

($ in millions)

	Invested Capital	Long-term Funding (to)/from Affiliates	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Predecessor Company Balance at March 31, 2002	$568.3	$(68.0)	$—	$—	$—	$(14.4)	$485.9
Other comprehensive income:
Net income	33.3	—	—	—	—	—	33.3
Foreign currency translation adjustment	—	—	—	—	—	15.5	15.5

Total comprehensive income							48.8
Change in funding (to)/from affiliates	—	(60.8)	—	—	—	—	(60.8)
Other activity with affiliates	22.4	—	—	—	—	—	22.4

Predecessor Company Balance at March 31, 2003	624.0	(128.8)	—	—	—	1.1	496.3
Other comprehensive income:
Net income	9.8	—	—	—	—	—	9.8
Foreign currency translation adjustment	—	—	—	—	—	11.5	11.5

Total comprehensive income							21.3
Change in funding (to)/from affiliates	—	22.6	—	—	—	—	22.6
Other activity with affiliates	24.7	—	—	—	—	—	24.7
Payment of dividends	(0.7)	—	—	—	—	—	(0.7)

Predecessor Company Balance at December 17, 2003	$657.8	$(106.2)	$—	$—	$—	$12.6	$564.2

Initial contribution of capital	$—	$—	$—	$200.0	$—	$—	$200.0
Other comprehensive loss:
Net loss	—	—	—	—	(1.8)	—	(1.8)
Foreign currency translation adjustment	—	—	—	—	—	(0.1)	(0.1)

Total comprehensive loss							(1.9)
Payment of dividends	—	—	—	—	(0.1)	—	(0.1)

Balance at March 31, 2004	—	—	—	200.0	(1.9)	(0.1)	198.0
Other comprehensive (loss) income:
Net loss	—	—	—	—	(5.0)	—	(5.0)
Foreign currency translation adjustment	—	—	—	—	—	1.0	1.0

Total comprehensive loss							(4.0)

Balance at March 31, 2005	$—	$—	$—	$200.0	$(6.9)	$0.9	$194.0

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

			Predecessor (Note 1)
	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31. 2004	Period from April 1, 2003 to December 17, 2003	Year Ended March 31, 2003
OPERATING ACTIVITIES:
Net (loss) income	$(5.0)	$(1.8)	$9.8	$33.3
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	18.5	4.8	12.0	14.3
Amortization of intangible assets	21.3	5.7	0.3	0.4
Amortization of deferred financing costs	1.8	0.7	—	—
Deferred income taxes	1.1	(2.6)	(2.0)	1.4
Net (gain) loss on sale of assets	(0.7)	—	—	0.3
Non-cash restructuring charges	—	—	0.8	4.4
Impact of inventory fair value adjustment	—	10.3	—	—
Other non-cash items	(0.8)	(0.1)
Minority interest	0.2	—	(0.1)	1.3
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(7.9)	(13.1)	(5.3)	(4.0)
Inventories	(1.6)	10.9	(7.7)	3.1
Accounts payable, accruals and other current liabilities	9.3	5.3	(20.7)	(3.3)
Other current assets	2.2	(0.1)	(6.3)	(1.6)
Other long-term assets	0.6	0.2	(3.0)	(2.9)
Other long-term liabilities	(5.3)	(1.9)	(0.7)	(2.1)
Income taxes	(1.5)	0.6	(10.5)	(1.3)
Pensions	1.5	0.5	0.6	0.9

Net cash provided by (used in) operating activities	33.7	19.4	(32.8)	44.2

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment and intangibles	(22.4)	(6.1)	(8.4)	(11.8)
Nexus acquisition	(6.7)	—	—	—
Invensys acquisition, net of cash acquired	—	(648.6)	—	—
Proceeds from Invensys acquisition adjustment, net	6.5	—	—	—
Proceeds from sale of assets	2.9	—	—	—
Other investments	—	—	—	(0.4)

Net cash used in investing activities	(19.7)	(654.7)	(8.4)	(12.2)

FINANCING ACTIVITIES:
Cash dividends	—	(0.1)	(0.7)	(0.4)
(Decrease) increase in short-term borrowings	(2.2)	2.2	(14.1)	14.1
Principal payments on debt	(4.0)	(0.6)	—	—
Debt issuance costs	(1.9)	(22.8)	—	—
Proceeds from debt issuance	—	505.0	—	—
Proceeds from issuance of common stock	—	200.0	—	—
Other liabilities	—	—	—	1.2
Net change in amounts due from affiliates	—	—	47.3	(39.2)

Net cash (used in) provided by financing activities	(8.1)	683.7	32.5	(24.3)

Effect of exchange rate changes on cash	0.5	0.1	0.8	0.5

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6.4	48.5	(7.9)	8.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$48.5	$—	$17.1	$8.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54.9	$48.5	$9.2	$17.1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:

Interest	$34.3	$0.2	$—	$—

Income taxes, net	$9.2	$2.5	$47.9	$29.5

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation, Description of Business and Accounting Policies

Sensus Metering Systems (Bermuda 2) Ltd. (“the Company”) is the parent company, which owns several U.S. domestic and foreign subsidiaries. The Company is wholly owned by Sensus Metering Systems (Bermuda 1) Ltd. (“Holdings”).

On December 17, 2003, pursuant to a stock purchase agreement between Sensus Metering Systems Inc. (“Sensus”) and Invensys plc (“Invensys”), and certain of its subsidiaries, the Company acquired (the “Acquisition”) the metering systems and certain other businesses from Invensys (“Invensys Metering Systems” or “Predecessor”). Prior to the date of the Acquisition, the Company had no operations. Sensus Metering Systems Inc. is a wholly-owned subsidiary of the Company. The acquisition of Invensys Metering Systems was financed with a $230.0 million term loan facility, the issuance of $275.0 million of senior subordinated notes, and an equity investment of $200.0 million by certain funds affiliated with The Resolute Fund, L.P., G.S. Capital Partners 2000, L.P. and certain of its affiliated investment partnerships and certain members of management. Prior to the date of the Acquisition, the Company had no operations. As a result of the Acquisition, we changed the basis of accounting and acquired substantial debt, such that the financial results of periods prior to the Acquisition are not comparable to results after the Acquisition.

The Company is a leading provider of advanced metering and related communications systems to the worldwide utility industry. The Company is a global manufacturer of water meters, gas meters, heat meters, electricity meters and automatic meter reading devices. In addition, the Company produces pipe joining and repair products for water and natural gas utilities and is a supplier of precision-manufactured aluminum die-castings.

The consolidated financial statements of the Company included herein include the accounts of Sensus Metering Systems (Bermuda 2) Ltd. subsequent to the Acquisition.

The financial statements of the Predecessor are presented for comparative purposes and include the combined historical financial statements of the subsidiaries and operations of Invensys Metering Systems.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Subsidiaries that are less than 100% owned, but greater than 50% owned, and for which the Company can exercise significant influence, are consolidated with a minority interest. All intercompany transactions and accounts have been eliminated.

Reclassifications

Certain reclassifications have been made to the financial statements for the periods December 18, 2003 to March 31, 2004 and April 1, 2003 to December 17, 2003 and the year ended March 31, 2003 to conform to the year ended March 31, 2005 presentation. The reclassifications had no material impact on our consolidated results reported in any period presented.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

Cash and Cash Equivalents

Highly liquid investments with original maturity dates of three months or less are classified as cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Third Party Receivables

The Company provides an allowance for doubtful accounts equal to estimated collection losses that will be incurred in the collection of receivables. Estimated losses are based on historical collection experience, as well as a review by management of the current status of all receivables.

Predecessor

The Predecessor factored certain third-party trade receivables to unrelated financial institutions on a non-recourse basis pursuant to certain agreements. The Predecessor accounted for the transfer of receivables pursuant to these agreements as a sale of financial assets. The agreements, which were negotiated and administered by Invensys or its affiliates, required the Predecessor to collect funds with respect to the factored receivables and remit the funds to the financial institutions. At March 31, 2003, the amount of outstanding receivables transferred under such factoring agreements totaled $2.2 million.

The Predecessor also regularly factored certain third-party trade receivables to unrelated financial institutions that did not qualify as sales of financial assets. The Predecessor had short-term borrowings of $14.1 million outstanding as of March 31, 2003 relating to these arrangements.

For the period April 1, 2003 to December 17, 2003 and the year ended March 31, 2003 costs incurred relating to factoring agreements amounted to $0.3 million and $0.6 million, respectively. The Predecessor ceased all factoring activities prior to December 17, 2003.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost is determined based on standard cost with appropriate adjustments to approximate FIFO cost. Market is determined on the basis of estimated realizable values.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful life of the asset, as follows:

Buildings and improvements	13 to 50 years
Machinery and equipment	3 to 13 years
Computer equipment and software	3 to 5 years

Improvements and replacements are capitalized to the extent that they increase the useful economic life or increase the expected economic benefit of the underlying asset. Repairs and maintenance expenditures are charged to expense as incurred.

Intangible Assets

Intangible assets consist of goodwill, tradenames, patents, a non-competition agreement, and customer and distributor relationships. Goodwill at March 31, 2005 represents the excess of the purchase price paid by the Company for the Predecessor over the fair value of the net assets acquired, and the excess of the purchase price paid by the Company for NexusData, Inc. (“Nexus”) (see Note 2) over the fair value of the net assets acquired. The purchase price allocation for the Predecessor and Nexus resulted in $331.6 million of goodwill at March 31, 2005. The goodwill can be attributed to the value placed on the Company being an industry leader with market leading positions in the North American and European water metering markets and the North American clamps and couplings market. The Company also has a number two position in the North American gas metering market, the European heat metering market, and the North American water automated meter reading (“AMR”) market. The Company has achieved these leadership positions by developing and manufacturing innovative products, and it is expected that this track record will continue and enhance future earnings of the Company. In addition, future expansion of AMR technology in water meters provides a significant opportunity for the Company. Patents, trademarks, and customer and distributor relationships are stated at fair value on the date of acquisition as determined by an independent valuation firm. The non-competition agreement is stated at fair value per the stock purchase agreement. Trademarks are assumed to have indefinite lives and are not amortized. Patents and customer and distributor relationships are being amortized using the straight-line method over 3 to 15 years, and 5 to 25 years, respectively. The non-competition agreement is being amortized over 4 years, the contractual period of the agreement.

The Company finalized the purchase price allocation of the Acquisition as of January 1, 2005. The Company performs annual goodwill impairment tests based upon a discounted cash flow methodology. Estimated future cash flows are based upon historical results and current projections are discounted at a rate corresponding to a “market” rate. If the carrying amount of the reporting unit exceeds the estimated fair value determined through that discounted cash flow methodology, goodwill impairment would be recognized. The Company measures the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill. The Company performed goodwill impairment testing of the reporting units as of January 1, 2005. It was determined that the fair value of each of the reporting units exceeded the carrying value of the goodwill and therefore no impairment was evident. The Company performed impairment testing of indefinite-lived intangible assets as of January 1, 2005. It was determined that the fair value of each of the indefinite-lived intangible assets exceeded the carrying value, and therefore no impairment was evident.

Impairment of Long-Lived Assets

Long-lived assets held for use are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset, or group of assets, may not be recoverable. These assets are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell. Management determines fair value using discounted future cash flow analysis or other accepted valuation techniques.

For the year ended March 31, 2005 and the period from December 18, 2003 to March 31, 2004, the Company did not identify any impairment to the carrying value of long-lived assets. In the period from April 1, 2003 to December 17, 2003 and the year ended March 31, 2003, the Predecessor identified certain assets that were considered impaired following changes in business activity. Impairment charges for the period from April 1, 2003 to December 17, 2003 and the year ended March 31, 2003 were $0.8 million and $4.4 million, respectively.

Deferred Financing Costs

Other long-term assets at March 31, 2005 and 2004 include deferred financing costs of $21.6 million and $22.2 million, net of accumulated amortization of $2.5 million and $0.7 million, respectively. These costs were incurred to obtain and re-finance long-term financing and are being amortized using the effective interest method over the term of the related debt. Amortization of deferred financing costs was $0.7 million and $1.8 million for the period from December 18, 2003 to March 31, 2004 and the year ended March 31, 2005, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using enacted statutory tax rates applicable to future years when the temporary differences are expected to reverse. The Company records a valuation allowance when it determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Foreign Currency

Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses are translated at average exchange rates effective during the respective period.

Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of invested capital or stockholders’ equity. Currency transaction gains (losses) are included in the results of operations in the period incurred and were not material for the year ended March 31, 2005, the periods from December 18, 2003 to March 31, 2004 and April 1, 2003 to December 17, 2003 and the year ended March 31, 2003. Currency re-measurement gains (losses) are included in other non-operating income and were $1.3 million for the year ended March 31, 2005, and were not material for the periods from December 18, 2003 to March 31, 2004 and April 1, 2003 to December 17, 2003 and the year ended March 31, 2003.

Revenue Recognition

Sales and related cost of sales are recorded upon transfer of the title of the product, which occurs upon shipment to the customer. The Company has certain sales rebate programs with some customers that periodically require rebate payments. The Company estimates amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns and allowances. These estimates are based upon the Company’s historical experience. The Company records an allowance for sales returns based on the historical relationship between shipments and returns. The Company believes that historical experience is an accurate reflection of future returns. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Revenue from fees collected and allocated to post-contract customer support for the Company’s AMR systems included with the initial licensing fee and for renewals is deferred and recognized ratably over the term of the service provided, which is generally 12 months. Revenue from multiple element products and services are allocated based on the fair market value of the individual elements, and is recognized in accordance with the provisions of the element.

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred and totaled $2.9 million, $1.6 million, $3.0 million and $3.4 million in the year ended March 31, 2005, the periods from December 18, 2003 to March 31, 2004 and April 1, 2003 to December 17, 2003 and the year ended March 31, 2003, respectively.

Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses as incurred and totaled $24.4 million, $6.1 million, $17.0 million and $18.5 million in the year ended March 31, 2005, the periods from December 18, 2003 to March 31, 2004 and April 1, 2003 to December 17, 2003 and the year ended March 31, 2003, respectively.

Stock-Based Compensation

The Company’s parent, Sensus Metering Systems (Bermuda 1) Ltd., maintains a Restricted Share Plan that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the plan will be service time vested ratably over each of the five years from the date of grant, provided that no vesting will occur until the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Restricted Share Plan are generally subject to restrictions on transfer, repurchase rights and other limitations as set forth in the management subscription and shareholders’ agreement. The Company accounts for share-based payments to employees using the intrinsic value method per APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and, as such, generally recognizes no compensation for the Restricted Share Plan. No compensation expense was recognized during the year ended March 31, 2005 and the period from December 18, 2003 to March 31, 2004.

Predecessor

The Predecessor provided stock-based compensation plans to certain members of senior management, which are described more fully in Note 12. The Predecessor accounted for those plans under the intrinsic value method prescribed by APB 25, and related interpretations. Compensation cost recognized in the period from April 1, 2003 to December 17, 2003 and the year ended March 31, 2003 was not material to the net earnings of the Predecessor.

Concentration of Credit and Workforce

Credit is extended by the Company based upon an evaluation of the customer’s financial position, and generally collateral is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.

Approximately 12%, 12%, 11% and 12% of total net sales for the year ended March 31, 2005, the periods from December 18, 2003 to March 31, 2004 and April 1, 2003 to December 17, 2003 and the year ended March 31, 2003, respectively, were with one customer and its affiliates.

Approximately 48% and 91% of the Company’s labor force in the United States and Europe, respectively, is covered by collective bargaining agreements.

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of sales in the consolidated statements of operations. Shipping and handling costs were $9.7 million, $2.2 million, $5.3 million and $7.7 million in the year ended March 31, 2005, the periods from December 18, 2003 to March 31, 2004 and April 1, 2003 to December 17, 2003 and the year ended March 31, 2003, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash, trade receivables and trade payables approximated fair values as of March 31, 2005 and 2004. The carrying value of the Company’s term loans and revolving credit facility borrowings approximates fair value as they bear interest at a variable market rate. The fair value of the Company’s 8.625% senior subordinated notes was $272.3 million at March 31, 2005. The fair value of these notes was determined based upon a discounted cash flow analysis at the prevailing market rates.

New Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). In October 2003, the FASB announced a deferral for an indefinite period of the application of certain guidance in FAS 150, as it related to non-controlling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent’s financial statements under FAS 150 (e.g., non-controlling interests in limited-life subsidiaries). Management does not expect that the adoption of this Statement will have a material effect on its financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs (“FAS 151”). FAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. FAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted FAS 151 during the fiscal quarter ended January 1, 2005. The adoption of FAS 151 did not have a material effect on the Company’s consolidated financial position or results of operations.

On December 16, 2004, the FASB issued a revised Statement No. 123, Accounting for Share-Based Payment, Revised Statement (“FAS 123(R)”). FAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95, Statement of Cash Flows. FAS 123(R) requires that the compensation cost related to share-based payment transactions be recognized in the financial statements. The cost recognized in the financial statements will be based on the fair value of the equity or liability instruments issued. FAS 123(R) also offers additional guidance on measuring the fair value of share-based payment awards. Sensus Metering Systems (Bermuda 1) Ltd. maintains a Restricted Share Plan that provides for the award of restricted common shares to officers, directors and consultants of the Company. The Company will adopt FAS 123(R) in the first quarter of fiscal 2007. As permitted by FAS 123(R), the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation for the Restricted Share Plan. The Company has not assessed the impact adoption of FAS 123(R) may have on our results of operations, or overall financial position.

2. ACQUISITIONS

The Company’s business operations commenced on December 18, 2003 through the Acquisition. Prior to the Acquisition, the Company had no active business operations. The Acquisition was completed pursuant to the terms of a stock purchase agreement, dated as of October 21, 2003 (the “Stock Purchase Agreement”) between Invensys plc and certain of its affiliates and Sensus Metering Systems Inc. Sensus Metering Systems Inc. is a wholly-owned subsidiary of Sensus Metering Systems (Bermuda 2) Ltd. The businesses acquired from Invensys are referred to herein as the Predecessor and form the basis for the financial information of the Predecessor included herein.

This transaction has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The consolidated financial statements herein include the Company’s results of operations for the period since inception.

The initial purchase price for the Acquisition of $657.3 million was financed through a combination of borrowings under a $230.0 million term loan facility that is part of the Company’s senior credit facilities, the issuance of $275.0 million of senior subordinated notes (“the Notes”), and equity contributions from the principal investors in the Company and certain officers and directors of the Company. The purchase price payable under the Stock Purchase Agreement for the Acquisition was subject to adjustment based on the (i) level of working capital as of the closing date of the Acquisition, (ii) projected pension benefit obligations of Invensys Metering Systems as of the closing date, and (iii) net level of intercompany payables and receivables as of the closing date. Following the closing of the Acquisition, discussions were held by Invensys and the Company regarding the appropriate level of the adjustment, and on July 27, 2004, the parties reached agreement on the adjustment amount that resulted in a cash payment of $5.0 million by Invensys to the Company and a corresponding reduction to the purchase price and goodwill. In December 2004, Invensys paid $2.0 million to the Company related to bonus obligations. The $2.0 million payment is reflected as a reduction of goodwill.

The Company has also adjusted the purchase price allocation by $(10.7) million, reflecting the final adjustment to the fair value of the net assets acquired, and for Acquisition transaction costs incurred of $0.5 million. The $10.7 million increase in net assets is reflected as a reduction to goodwill.

The following summarizes the initial allocation of the purchase price of the assets and liabilities acquired from the Acquisition:

Accounts Receivable	$70.1
Inventories	68.0
Property, plant and equipment	116.2
Goodwill	347.6
Intangible assets	260.1
Other current and long-term assets	23.1

Total assets acquired	885.1

Accounts payable and accrued liabilities	94.5
Deferred income tax liabilities, net	74.9
Other liabilities	58.4

Total liabilities assumed	227.8

Preliminary fair value of net assets acquired	$657.3

Purchase Price Adjustments:
Reduction from Invensys purchase price payment	(5.0)
Reduction from Invensys bonus payment	(2.0)

Final fair value of net assets acquired	$650.3

The final allocation of the purchase price resulted in the recognition of $329.9 million of goodwill primarily related to the anticipated future earnings and cash flows of the businesses acquired. The Company allocated $260.1 million to intangible assets (See Note 5), of which $27.3 million were indefinite-lived assets related to tradenames and trademarks and $232.8 million related to finite-lived assets, including patents, distributor and other customer relationships and a non-compete agreement that are being amortized over periods ranging from 3 to 15 years for patents, 5 to 25 years for distributor and customer relationships, and 4 years for the non-compete agreement.

As of June 4, 2004, the Company purchased certain assets of Nexus for $6.0 million, excluding transaction costs. This purchase provides the Company with full ownership of a fixed network AMR system for the water, gas and electric utility markets. Prior to this acquisition, the Company had an exclusive distribution agreement with Nexus for the water utility market. This transaction has been accounted for as a purchase.

The Company has completed its preliminary purchase price allocation attributable to the Nexus acquisition. The final allocation will be completed within one year of the transaction, and any resulting adjustment is not expected to have a material impact on the Company’s financial position or results of operations. The preliminary purchase price allocation based on management’s estimates at the date of the acquisition is as follows (in millions):

Property, plant and equipment	$0.5
Goodwill	1.7
Intangible assets	4.5

Total assets acquired	6.7

Fair value of net assets acquired	$6.7

The preliminary allocation of the purchase price resulted in the recognition of $1.7 million of goodwill attributable to the anticipated future earnings and related cash flows, and transaction costs of $0.7 million related to this acquisition. The Company preliminarily allocated $4.5 million of the purchase price to intangible assets, $4.0 million of which was related to intellectual property that will be amortized over 3 years. The remaining $0.5 million of intangible assets was related to non-competition agreements that will be amortized over 7 years.

The purchase agreement also included provisions for payment of additional consideration, up to a total of $1.5 million, to be paid to Nexus based on specific performance criteria of the acquired business through June 4, 2007. Any payments made based on these criteria will adjust the Nexus purchase price and be allocated to goodwill.

3. INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2005	March 31, 2004
Raw materials, parts and supplies	$28.3	$21.3
Work in process	12.4	17.5
Finished goods	10.9	10.0

Allowance for shrink and obsolescence	(2.4)	(2.3)

Inventories, net	$49.2	$46.5

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in millions):

	March 31, 2005	March 31, 2004
Land, buildings and improvements	$39.9	$33.4
Machinery and equipment	93.8	79.1
Construction in progress	8.7	8.7

Total property, plant and equipment	142.4	121.2
Less accumulated depreciation	(22.2)	(4.8)

Property, plant and equipment, net	$120.2	$116.4

5. INTANGIBLE ASSETS

Intangible assets are summarized as follows (in millions):

	March 31, 2005		March 31, 2004
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$331.6	$—	$347.6	$—
Trademarks (indefinite lived)	27.3	—	27.3	—

	358.9	—	374.9	—
Intangible assets subject to amortization:
Distributor relationships	190.3	(14.3)	191.8	(3.1)
Non-competition agreements	30.5	(9.7)	30.0	(2.1)
Patents	15.2	(3.4)	11.0	(0.5)

	236.0	(27.4)	232.8	(5.7)

Total intangible assets	$594.9	$(27.4)	$607.7	$(5.7)

The following presents the estimated amortization expense (in millions) for intangible assets for each of the next five years:

Years Ended March 31,
2006	$20.2
2007	20.0
2008	17.4
2009	11.0
2010	11.0

The following summarizes the weighted average amortization periods in years for intangible assets subject to amortization as of March 31, 2005:

Patents	8.0
Customer and distributor relationships	21.5
Non-compete	4.0
All intangibles assets	19.8

The following represents a reconciliation of the changes in goodwill (in millions) for the periods presented:

Goodwill at March 31, 2004	$347.6
Goodwill arising from Nexus purchase price allocation (Note 2)	1.7
Reduction from Invensys plc purchase price payment (Note 2)	(5.0)
Reduction from Invensys plc bonus payment (Note 2)	(2.0)
Goodwill reduction from final purchase price allocation	(10.7)

Goodwill at March 31, 2005	$331.6

The Company performed its required impairment tests of goodwill for fiscal 2005 and no impairment was evident. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers.

6. DISCONTINUED OPERATIONS

On September 10, 2004, the Company sold the assets of its utility billing software company, IMSofTech, Inc. (“IMSofTech”) for $1.1 million. The sale allows Sensus Metering Systems to focus on its business strategy to provide intelligent metering systems based solutions to the global utility markets. The sale price of $1.1 million included (1) an initial cash payment of $850,000 received in September 2004, and (2) a subsequent cash payment of $225,000 received in March 2005.

On September 30, 2004, the Company sold its 51% interest in Measurement Solutions International LLC (“MSI”), a full service meter asset management organization based in Paulsboro, New Jersey, for $0.6 million. The sale was part of Sensus Metering Systems’ strategy to focus on its core business. The sales price consisted of (1) $300,000 cash received in September 2004, (2) $30,000 cash received in December 2004, (3) $225,000 cash, receivable upon renewal of specific service contracts, and (4) an amount in cash equal to 2% of revenue earned by MSI on new service contracts generated by the Company through August 31, 2006. The contingent consideration will be recognized once collectibility is assured.

These dispositions have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and, accordingly, amounts in the consolidated statement of operations for all periods presented have been reclassified to reflect the dispositions as discontinued operations. The results of operations for the discontinued businesses are as follows:

			Predecessor (Note 1)
	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003	Year Ended March 31, 2003
		($ in millions)
Net sales	$2.2	$1.1	$3.2	$5.1
Cost of sales	1.7	0.8	2.0	3.0

Gross profit	0.5	0.3	1.2	2.1

Operating expenses:
Selling, general and administrative expenses	0.8	0.5	1.4	1.7

Other operating expense, net	—	0.1	—	—

Operating (loss) income from discontinued operations	(0.3)	(0.3)	(0.2)	0.4

Non-operating income (expense)	—	0.2	(0.4)	(0.5)

(Loss) income from discontinued operations before income taxes and minority interest	(0.3)	(0.1)	(0.6)	(0.1)

Provision (benefit) for income taxes	0.1	—	(0.5)	(0.1)

Loss from discontinued operations before minority interest	(0.4)	(0.1)	(0.1)	—

Minority interest	(0.1)	(0.2)	(0.1)	—

Loss from discontinued operations	$(0.5)	$(0.3)	$(0.2)	$—

Loss on disposition of discontinued operations, net of taxes of $0.3 million	$(0.3)	$—	$—	$—

Loss from discontinued operations	$(0.8)	$(0.3)	$(0.2)	$—

Assets and liabilities related to discontinued operations (in millions) consisted of the following:

March 31, 2004
ASSETS RELATED TO DISCONTINUED OPERATIONS
Cash and cash equivalents	$0.2
Accounts receivable, net	0.3
Prepayments and other current assets	0.3
Property, plant and equipment, net	0.4
Intangible assets	1.5

Total assets related to discontinued operations	$2.7

LIABILITIES RELATED TO DISCONTINUED OPERATIONS
Accounts payable	$0.1
Accruals and other current liabilities	1.0
Other liabilities	0.2

Total liabilities related to discontinued operations	$1.3

7. RESTRUCTURING AND OTHER SIMILAR COSTS

For the fiscal year ended March 31, 2005 and combined fiscal year ended March 31, 2004, the Company incurred $8.1 million and $10.7 million, respectively, of restructuring costs primarily related to ongoing activities to rationalize its water and gas meter product lines in Europe and to align the South American structure with current market conditions. Actions in Europe affected both direct and indirect personnel and resulted in a headcount reduction of 39 employees. These programs were concentrated in the Company’s German water meter and UK gas meter production facilities. The South American reorganization, affecting both direct and indirect personnel, reduced headcount by 31 employees.

Predecessor

Following the merger in February 1999 between BTR plc and Siebe plc to create Invensys, the Predecessor commenced a series of restructuring programs consistent with the objectives of the Invensys merger and integration program, namely, improving returns in core businesses by consolidating excess manufacturing capacity, rationalizing certain product lines, outsourcing of non-core production activity and streamlining of sales and administrative overhead.

Under these restructuring programs, the Predecessor reduced its workforce by approximately 900 employees over the past 3 years as the Predecessor outsourced several processes, most notably all foundry operations, electronic PCB manufacturing and machining of meter bodies. During this time the Predecessor also extended its presence in low labor cost countries through acquisitions, adding 407 employees. As the Predecessor moved labor intensive processes to low labor cost regions, 228 employees were added and as a result about one-third of its employees are currently working in low labor cost regions.

The restructuring initiatives included plant and overhead rationalization programs related to the Predecessor’s European operations including the following:

•	Beginning in fiscal 2002, the Predecessor began an initiative to reduce the administrative staff and to reduce other overhead costs in French and Spanish operations. These initiatives were completed in fiscal 2003 and resulted in lower headcount in both operations.

•	Beginning in fiscal 2002, the Predecessor began an initiative to reduce its European headquarters personnel who were located in Raleigh, North Carolina and to reduce other overhead costs for the European headquarters personnel. These initiatives were completed in fiscal 2003 and resulted in lower headcount at the Raleigh, North Carolina administrative office.

•	In fiscal 2003, the Predecessor announced further downsizing initiatives for Ludwigshafen, Germany, which require coordination with the German Works Council to approve all headcount reductions. These initiatives are ongoing.

•	During the period from April 1, 2003 to December 17, 2003, the Predecessor announced restructuring programs designed to rationalize its piston meter product line and its logistics process in Europe. These programs included the closure of the Predecessor piston meter manufacturing plant located in Liege, Belgium and the downsizing of an administrative office located in France. The closure of the Liege facility resulted in $0.3 million of impairment losses associated with the disposal of production equipment. These programs resulted in total headcount reductions of 45 employees, which includes both direct and indirect employees. This program was completed as of March 31, 2004. Upon completion of this initiative, the products manufactured in Belgium were abandoned, with sales volume absorbed by the highly automated production lines in our German facilities, and through the sale of more advanced meters.

•	During the period from April 1, 2003 to December 17, 2003, the Predecessor finalized the terms of an additional 24 employee terminations at its Ludwigshafen, Germany manufacturing facility. These terminations are part of a larger restructuring effort implemented by the Predecessor to move labor-intensive processes to lower labor cost regions. The Predecessor accrued $2.9 million in severance payments associated with these programs during the period from April 1, 2003 to December 17, 2003. As the Predecessor has committed to a detailed plan of termination, terms of the benefit arrangement were communicated to employees prior to December 17, 2003, and it is unlikely that significant changes will be made to the plan. The Predecessor paid $4.4 million associated with these programs, and the programs accrued as of the prior year end, during the period from April 1, 2003 to December 17, 2003.

There were also several restructuring initiatives undertaken with respect to the Predecessor’s North American operations. These initiatives included the following:

•	Changing market conditions subsequently led to the decision to fully outsource production of gas regulators to a third party, resulting in $0.9 million of impairment losses for scrapped equipment. Excess scrap and production inefficiencies associated with the start up of production of $0.7 million was recorded in fiscal 2003 related to this initiative. This initiative began in fiscal 2003 and was completed in fiscal 2004.

•	Beginning in fiscal 2002, the Predecessor outsourced the production of electronic assembly from Uniontown, Pennsylvania to Southeast Asia. Excess scrap and production inefficiencies totaled

$0.3 million in fiscal 2002 resulting from the decommissioning of the equipment and the movement of production to Southeast Asia. In addition, during fiscal 2003, the Predecessor incurred excess freight expenses of $0.2 million during the start up of production. This initiative was completed in fiscal 2003.

•	The relocation of headquarter offices in Raleigh, North Carolina during fiscal 2003 resulted in an abandoned lease commitment charge of $1.2 million and $0.5 million in associated leasehold improvement impairments.

Restructuring and other similar costs consist of the following (in millions):

			Predecessor (Note 1)
	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003	Year Ended March 31, 2003
Severance and other related costs:
Related to headcount reduction initiatives	$7.5	$1.1	$3.1	$3.3
Related to outsourcing	0.2	—	0.1	1.0
Related to plant closures and consolidation	—	—	5.2	0.1

	7.7	1.1	8.4	4.4

Asset impairments:
Related to outsourcing	—	—	0.4	2.5
Related to plant closures and consolidation	—	—	0.4	1.9

	—	—	0.8	4.4

Other	0.4	—	0.4	3.6

	—	—	0.4	3.6

Restructuring and other similar costs charged to operations	$8.1	$1.1	$9.6	$12.4

Employee Severance and Other Related Costs

All of the aforementioned restructuring projects resulted in significant headcount reductions. A total of 73, 3, 69 and 200 positions were eliminated as a result of restructuring projects in the year ended March 31, 2005, the periods from December 18, 2003 to March 31, 2004 and April 1, 2003 to December 17, 2003 and the year ended March 31, 2003, respectively. Over this time frame, the Company reduced its gross headcount by about 10%, with the main headcount reductions occurring in North America and Europe, down 140 and 171, respectively.

Costs included in this section include employee severance and related costs and notice costs in Europe. Notice costs represent amounts paid to employees from the date of notification of their impending termination until their last day of employment. During this notification period, output is neither expected nor required.

Asset Impairment

In connection with the closure and consolidation of certain manufacturing and administrative functions, the Company identified certain assets that were impaired as a result of the Company’s restructuring efforts. The net book value of these assets, less any proceeds from disposition, has been charged to “Restructuring and other similar costs” as incurred. No asset impairment costs were incurred for the year ended March 31, 2005 or for the period from December 18, 2003 to March 31, 2004. Asset impairment costs of $0.8 million and $4.4 million were incurred for the period from April 1, 2003 to December 17, 2003 and for the year ended March 31, 2003, respectively. In addition, during the year ended March 31, 2003, the Company abandoned certain leased property, resulting in a $0.5 million charge to restructuring for abandoned leasehold improvements.

The Company also implemented programs to identify non-core production processes that could be outsourced in an effective and efficient manner. Upon the completion of this outsourcing, the Company identified impaired assets totaling $2.5 million in the year ended March 31, 2003.

Other

The Company incurred $0.4 million of legal, facility and other costs related to relocation of facilities for the year ended March 31, 2005. Other costs of $0.1 million and $0.2 million for the period from April 1, 2003 to December 17, 2003 and the year ended March 31, 2003, respectively, were incurred for excess payroll costs. These costs represent inefficiencies resulting from the consolidation of facilities and outsourcing of processes described above.

In addition, the Company has included $1.2 million of excess scrap and production inefficiencies in restructuring for the year ended March 31, 2003. These costs are comprised of incremental payroll costs incurred related to various restructuring efforts, and are comprised of the cost of temporary workforce, overtime costs, and other inefficiencies as a result of the implementation of various restructuring efforts.

The Company has also included $0.2 million for the year ended March 31, 2003 for excess freight costs. These costs were incurred as a result of the consolidation efforts noted above, and represent incremental costs incurred in meeting customer expectations during the Company’s transition period.

In addition, the Company abandoned a leased property during the year ended March 31, 2003 as a result of the consolidation of certain administration locations. The present value of the remaining lease payments on this lease, which total $1.2 million, have been included in restructuring and other similar costs for the year ended March 31, 2003.

Finally, other costs totaling $0.3 million and $0.8 million for the period from April 1, 2003 to December 17, 2003 and for the year ended March 31, 2003, respectively, have been charged to restructuring and other similar costs. These costs are comprised of (i) relocation of fixed assets and reconfiguration of manufacturing facilities directly related to manufacturing rationalization or manufacturing process change consisting of moving costs, outside contractors, supplies, and consulting fees; (ii) lean manufacturing and Six Sigma implementation costs to change manufacturing processes and layouts including equipment relocation costs, outside contractors, supplies, and consulting fees; and (iii) other incremental costs directly associated with restructuring projects consisting of equipment removal, rigging costs, temporary employment, consulting fees, and various other costs.

The charge for restructuring and other similar costs comprised of the following (in millions):

			Predecessor (Note 1)
	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003	Year Ended March 31, 2003
Employee severance and exit costs accrued	$6.5	$1.1	$8.2	$5.6
Impairment of long-lived assets	—	—	0.8	4.4
Expensed as incurred	1.6	—	0.6	2.4

Total	$8.1	$1.1	$9.6	$12.4

Restructuring accruals are summarized as follows (in millions):

	Years Ended March 31,
	2005	2004
Balance at beginning of year	$8.6	$7.1
Cash payments	(8.3)	(11.0)
Accrue for new committed/announced programs	6.5	12.1
Effect of foreign currency translation	0.2	0.4

Balance at end of year	$7.0	$8.6

Current portion	$4.0	$8.6
Non-current portion	$3.0	—

Total	$7.0	$8.6

The current portion of the restructuring accrual is reflected in a separate line in current liabilities and the non-current portion is reflected in other long-term liabilities on the Company’s consolidated balance sheet.

8. ACCRUALS AND OTHER CURRENT LIABILITIES

Accruals and other current liabilities are summarized as follows (in millions):

	March 31,
	2005	2004
Accrued employee related and payroll costs	$26.7	$22.0
Interest payable	9.2	8.3
Customer support accruals	7.0	5.8
Accrued taxes payable	4.5	4.3
Other	7.2	10.7

Accruals and other current liabilities	$54.6	$51.1

9. LONG-TERM DEBT

On December 17, 2003, the Company entered into a bank term loan credit agreement (the “Credit Agreement”) with Credit Suisse First Boston under which the Company has outstanding term loans of $225.4 million, comprised of $196.0 million of Term B-1 Loans and $29.4 million of Term B-2 Loans. On October 14, 2004, the Company entered into an amendment to the Credit Agreement to reduce the interest rates the Company is charged on borrowings under the term loan facility. Under the terms of the re-pricing amendment, the margin on rates linked to LIBOR was reduced to 2.5% from 3.0% and the margin on rates linked to the Alternative Base Rate was reduced to 1.5% from 2.0%. The weighted average interest rate for these loans was 5.4% at March 31, 2005. The term loans require quarterly payments of principal and interest. The Credit Agreement contains numerous terms, covenants, conditions and financial ratio requirements that impose substantial limitations on the Company. The Company was in compliance with all covenants at March 31, 2005. The Credit Agreement is guaranteed by the Company’s wholly-owned U.S. domestic subsidiaries and is secured by substantially all of their real and personal property. The Company is required under the Credit Agreement to make mandatory prepayments of its loan facilities, subject to certain exceptions, out of, among other things: (i) net cash proceeds received from the sales of certain assets; (ii) the issuance of indebtedness for money borrowed; and (iii) a percentage of the Company’s excess cash flow, as defined. The Company has a $70.0 million revolving credit facility in connection with the term loan facility with an interest rate of adjusted LIBOR plus 2.5%, or the alternate base rate plus 1.5% (exclusive in each case of a 0.50% facility fee) at March 31, 2005. There was $4.5 million of the facility utilized in connection with outstanding letters of credit. Issuance fees related to the letters of credit accrue interest at a rate of 2.63%. This facility expires on December 17, 2009.

At March 31, 2005, the Company’s subsidiary, Sensus Metering Systems Inc., had $275.0 million of 8.625% senior subordinated notes (“the Notes”) outstanding, which mature on December 15, 2013. The Notes contain numerous covenants and conditions that are similar to those of the Credit Agreement. The Company was in compliance with all covenants at March 31, 2005. Interest is payable semi-annually on June 15 and December 15. The Notes are unsecured obligations of Sensus Metering Systems Inc. and are guaranteed on a senior subordinated basis by the Company and, subject to certain limited exceptions, the Company’s U.S. subsidiaries.

The following represents the scheduled maturities of long-term debt for the years ended March 31 (in millions):

2006	$0.6
2007	2.3
2008	2.3
2009	2.3
2010	55.8
Thereafter	437.1

Total long-term debt	$500.4

10. WARRANTY OBLIGATIONS

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following represents a reconciliation of the changes in product warranty reserves for the periods presented (in millions):

	March 31,
	2005	2004
Balance at beginning of year	$8.6	$9.1
Warranties issued	3.2	7.6
Settlements made	(4.1)	(8.2)
Effect of foreign currency translation	0.1	0.1

Balance at end of year	$7.8	$8.6

Current portion	3.6	3.9
Non-current portion	4.2	4.7

Total	$7.8	$8.6

The current portion of the warranty reserve is reflected in Accruals and other current liabilities and the non-current portion is reflected in Other long-term liabilities on the Company’s consolidated balance sheet.

11. STOCKHOLDER’S EQUITY

As of March 31, 2005, the Company’s total stockholder’s equity was $194.0 million, and the Company had 12,000 authorized, issued and outstanding common shares, $1.00 par value per share, all of which were owned by the Company’s parent, Sensus Metering Systems (Bermuda 1) Ltd.

12. STOCK COMPENSATION

As of March 31, 2005, there were 2,000,000 restricted shares of Sensus Metering Systems (Bermuda 1) Ltd. authorized and 1,299,960 shares issued and outstanding. Cash received from participants for shares issued during the year were exchanged for $0.01 par value restricted common stock. Compensation expense was not recognized in the Company’s results of operations because the fair value of the stock was determined to be $0.01 per share.

Predecessor

Invensys operated two stock option plans in which certain of the Company’s senior management participated, neither of which was adopted by the Company.

Executive Stock Option Scheme (“the 1998 Scheme”)

Invensys maintained a discretionary stock option scheme under which options to purchase the Invensys stock may be granted each year to senior management at multiples of salary, which reflect the prevailing market practice in the relevant country. When options were granted during 2003 and 2002, Invensys concluded that the salary multiple, which was appropriate for the Predecessor’s senior management, was between 0.5 and 2.1 times annual salary. The options granted under the 1998 Scheme were granted at a price equal to the market price of Invensys’ shares immediately preceding the date of grant.

For the year under review, no option could be exercised unless a performance condition based on Total Shareholder Return (“TSR”) was met. TSR was calculated as the percentage variance in the price of shares and the value of re-invested net dividend payments over the performance period compared to that of a group of comparator companies (“Peer Group”) selected at discretion of the Remuneration Committee. The performance period was the period of three, four or five years commencing on the date of the grant of the option. On the third anniversary of the date of the grant, each constituent of the Peer Group was ranked in descending order of TSR. The TSR ranking of Invensys against the TSR of the Peer Group determined the number of shares vested. Invensys must rank at the median position for 40% of the shares under option to become exercisable, rising to all the shares if the upper quartile position was achieved. Between these positions, the shares under option vested on a straight-line basis. If the Invensys shares did not meet the performance condition in full at the first measurement, then it was re-tested, from a fixed base, in years four and five. If the median position had not been achieved by the end of the fifth year, the option lapsed. The Peer Groups for the grants made on or after June 17, 2002 were the companies that comprise the FTSE 100 Index on the dealing day preceding the date of the grant. The Remuneration Committee set appropriate and stretching performance targets depending on the specific demands of the business and the operating environment. It was the Invensys Parent’s policy to extend participation in the 1998 Scheme to overseas executives on terms as close as practicable to those applicable in the United Kingdom.

Savings Related Stock Option Scheme (“SRSOS”)

Invensys established an SRSOS that operates in the United Kingdom together with a related international SRSOS that operates in over 20 overseas countries. It was based on a three, five or seven year savings plan and offered to eligible full- and part-time employees. Options may be granted at a 20% discount to the market price of Invensys’ shares immediately preceding the date of grant. Historically, all options granted under the SRSOS were granted at a 20% discount to the market price of Invensys’ shares.

The Predecessor accounted for stock-based compensation in accordance with APB 25. Stock compensation expense recognized in the period from April 1, 2003 though December 17, 2003 and the year ended March 31, 2003 was not significant. Information relative to stock options granted to the Company’s senior management pursuant to the aforementioned plans for the period ended December 17, 2003 and the year ended March 31 was as follows (weighted average exercise prices are in pounds sterling since all stock options are issued and exercisable in that currency):

	Period from April 1, 2003 to December 17, 2003		Year Ended March 31, 2003
	Options	Weighted- Average Exercise Price in £(1)	Options	Weighted- Average Exercise Price £ (1)
Number of shares under option:
Outstanding at beginning of period:	6,171,495	£1.71	4,166,285	£2.12
Granted	—	—	2,021,316	0.87
Exercised	—	—	—	—
Adjustments:
Canceled or expired	(691,175)	1.31	(16,106)	2.34

Outstanding at end of period	5,480,320	£1.76	6,171,495	£1.71

Exercisable at end of period	2,012,031	£2.76	1,300,258	£2.92

Granted at market price	1,989,125	£2.77	1,250,925	£2.89
Granted below market price	22,906	£2.61	49,333	£3.53

(1)	Average exchange rates for the conversion of amounts denominated in pounds sterling to U.S. dollars were approximately as follows: period from April 1, 2003 to December 17, 2003, 1.00/ $1.65; and year ended March 31, 2003, 1.00/$1.54.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 17, 2003	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price	Number Outstanding at December 17, 2003	Weighted Average Exercise Price
£ 0.43-1.28	1,890,489	5.55	£0.94	—	—
£ 1.45-2.71	2,876,506	4.16	£1.98	1,298,706	£2.62
£ 2.89-5.97	713,325	2.05	£3.02	713,325	£3.02

The Predecessor’s net income would not have been significantly different had the Predecessor accounted for stock-based compensation using the fair value method provided by FAS No. 123, Accounting for Stock-Based Compensation.

The Predecessor determined the fair value of options granted using the Black-Scholes option-pricing model. Fair value was determined using the following weighted-average assumptions:

Year Ended March 31, 2003
Average risk-free interest rate	3.9%
Expected dividend yield	9.5%
Expected volatility	114.0%
Expected life	3.1 years

13. OPERATING LEASES

The Company leases certain offices, warehouses, manufacturing facilities, automobiles, and equipment. Generally, these leases carry renewal provisions. Rent expense for operating leases was $2.1 million, $0.5 million, $1.8 million and $2.3 million in the year ended March 31, 2005, the periods from December 18, 2003 to March 31, 2004 and April 1, 2003 to December 17, 2003 and the year ended March 31, 2003, respectively. Future minimum lease payments (in millions), by year and in the aggregate, under operating leases consisted of the following at March 31, 2005:

Year Ending March 31,
2006	$1.9
2007	1.6
2008	1.0
2009	0.7
2010	0.6
Thereafter	1.6

Total	$7.4

Approximately $0.1 million of the future minimum payments, with no future sublease income assumed, are included in restructuring accruals at March 31, 2005 in the consolidated financial statements, as these payments relate to the abandoned headquarters facility.

14. RETIREMENT BENEFITS

The Company has defined benefit plans, principally in Germany, where such plans are typically unfunded and provide for monthly pension payments to eligible employees upon retirement. The Company has established defined benefit plans for its unionized hourly employees in the United States identical to the Predecessor’s pension plans.

Total pension expense reflected in the Company’s results of operations for these retirement benefit plans totaled approximately $3.7 and $0.8 million for the year ended March 31, 2005 and the period from December 18, 2003 to March 31, 2004, respectively. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company’s policy is to fund its pension obligations in conformity with the funding requirements of laws and governmental regulations applicable in the respective country.

The Company also has defined contribution plans and arrangements with its salaried and non-union hourly employees in the United States and the United Kingdom, replacing defined benefit plans of the Predecessor. Arrangements in the United States for its salaried and non-union hourly employees were established in conjunction with the acquisition of the Company effective January 1, 2004.

Predecessor

Invensys sponsored defined-benefit pension plans that covered most of the Predecessor’s employees in the United States, Germany, UK and France and provided for monthly pension payments to eligible employees upon retirement. The Predecessor’s eligible employees were covered by Invensys’ various pension plans, which were different for the United States, German, French and British employees. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Predecessor’s policy was to fund its pension obligations in conformity with the funding requirements of laws and governmental regulations applicable in the respective country.

As part of the Acquisition, Invensys retained all liabilities in respect of benefits earned by eligible employees in the United States and the United Kingdom up to the date of sale of the Company, as well as all the related assets. Accordingly, no pension assets or liabilities have been reflected in the balance sheet of the Predecessor in respect of the defined-benefit pension plans in the United States and the United Kingdom. Pension costs of $2.3 million and $2.4 million for the period from April 1, 2003 to December 17, 2003 and the year ended March 31, 2003, respectively, with regard to eligible employees in the United States and the United Kingdom have been reflected in the consolidated statements of operations of the Company. As these amounts were allocated based on service cost, they are not necessarily representative of ongoing costs. The pension costs and obligation related to the United States and United Kingdom have been excluded from the tabular disclosures included below.

The Predecessor also had defined benefit plans, principally in Germany, where such plans are typically unfunded and provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally were based on years of credited service and average earnings. Pension benefits for hourly employees generally were based on specified benefit amounts and years of service. The Predecessor’s policy was to fund its pension obligations in conformity with the funding requirements of laws and governmental regulations applicable in the respective country.

The Predecessor used an actuarial measurement date of December 31 to measure its benefit obligations.

The following information reflects the benefit obligation, plan assets and net liability information for participants in the Company’s German retirement benefit plan. That information is summarized as follows (in millions):

			Predecessor (Note 1)
	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003	Year Ended March 31, 2003
Benefit obligation at beginning of period	$36.9	$36.7	$31.3	$23.9
Service cost	0.9	0.2	0.5	0.8
Interest cost	2.0	0.4	1.4	1.7
Actuarial (gain) loss	(0.8)	0.7	0.1	0.3
Benefits paid	(1.9)	(0.1)	(1.2)	(1.4)
Currency translation	2.8	(1.0)	4.6	6.0

Benefit obligation at end of period	39.9	36.9	36.7	31.3

Funded status of plans	39.9	36.9	36.7	31.3
Deferred net actuarial loss	—	(0.7)	(0.6)	—

Net amount recognized at end of period	39.9	36.2	36.1	31.3
Net liability on balance sheet consists of:
Current pension liability	2.0	—	—	—
Long-term pension liability	37.9	36.2	36.1	31.3

Net liability on balance sheet	$39.9	$36.2	$36.1	$31.3

The accumulated benefit obligation for the German retirement benefit plan was $39.9 million and $36.2 million as of March 31, 2005 and 2004, respectively.

The components of net periodic benefit cost for participants in the German retirement benefit plan are as follows (in millions):

			Predecessor (Note 1)
	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003	Year Ended March 31, 2003
Service cost	$0.9	$0.2	$0.5	$0.8
Interest cost	2.0	0.4	1.4	1.7

Net periodic benefit cost	$2.9	$0.6	$1.9	$2.5

The Company uses an actuarial measurement date of December 31 to measure its benefit obligations. Significant assumptions used in determining these benefit obligations and net periodic benefit cost for participants are summarized as follows (in weighted averages):

			Predecessor (Note 1)
	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003	Year Ended March 31, 2003
Discount rate	5.25%	5.25%	5.75%	5.75%
Compensation increase rate	1.50%	1.50%	3.00%	3.00%

The Company expects to continue to make contributions sufficient to fund benefits paid under its pension plans. Such contributions for the German pension plan are expected to be approximately $2.0 million in fiscal 2006, $2.1 million in fiscal 2007, $2.2 million in fiscal 2008, $2.2 million in fiscal 2009, and $2.2 million in fiscal 2010.

The accumulated benefit obligation for the U.S. retirement benefit plan was $0.9 million and $0.2 million as of March 31, 2005 and 2004, respectively. The net periodic benefit cost for this retirement benefit plan was $0.8 million and $0.2 million for the year ended March 31, 2005 and the period from December 18, 2003 to March 31, 2004, respectively.

Defined-Contribution Savings Plans

The Company sponsors certain defined-contribution savings plans for eligible employees. Expense related to these plans was $2.8 million, $0.9 million, $0.3 million and $1.2 million for the year ended March 31, 2005, the periods December 18, 2003 to March 31, 2004 and April 1, 2003 to December 17, 2003 and the year ended March 31, 2003, respectively.

15. INCOME TAXES

The components of the income tax provision (benefit) are as follows (in millions):

			Predecessor (Note 1)
	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003	Year Ended March 31, 2003
Current:
United States	$1.3	$0.1	$19.3	$23.0
Non-United States	2.3	0.8	1.7	3.4
State and local	3.6	1.2	3.6	2.9

Total current	7.2	2.1	24.6	29.3

Deferred:
United States	2.8	(1.0)	(0.9)	1.2
Non-United States	(1.0)	(0.6)	(0.9)	0.2
State and local	(0.7)	(1.0)	(0.2)	—

Total deferred	1.1	(2.6)	(2.0)	1.4

Income tax provision (benefit)	$8.3	$(0.5)	$22.6	$30.7

The provision (benefit) for income taxes was calculated based upon the following components of income (loss) before income taxes (in millions):

			Predecessor (Note 1)
	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003	Year Ended March 31, 2003
United States	$13.2	$(2.2)	$52.8	$70.1
Non-United States	(9.0)	0.1	(19.8)	(5.3)

Income (loss) before income taxes	$4.2	$(2.1)	$33.0	$64.8

The relationship of non-United States income tax expense to non-United States income before income taxes is attributed to operating losses being incurred on which income tax carryforward benefits have been fully reserved as of March 31, 2005 and March 31, 2004. The losses in these taxing jurisdictions exceeded income in other non-United States jurisdictions in the year ended March 31, 2005, the period from April 1, 2003 to December 17, 2003, and the year ended March 31, 2003.

Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2005	March 31, 2004
Deferred tax assets:
Net operating loss carryforwards:
Non-United States	$60.2	$54.0
Federal and state	16.1	15.0

Warranty reserves	2.1	2.7
Other reserves	1.1	1.3
Tax credits	1.6	0.1
Other	2.3	1.6

Subtotal	83.4	74.7

Valuation allowance	(59.9)	(53.4)

Total deferred tax assets	$23.5	$21.3

Deferred tax liabilities:
Intangible assets	$68.5	$75.9
Property, plant and equipment	13.7	16.1

Total deferred tax liabilities	82.2	92.0

Net deferred tax liabilities	$58.7	$70.7

These deferred tax assets and liabilities are classified in the consolidated balance sheet based on the balance sheet classification of the related assets and liabilities.

A valuation allowance is established for any portion of a deferred tax asset that management believes may not be realized. A valuation allowance was established at March 31, 2005 and March 31, 2004 for deferred tax assets related to foreign and state net operating loss carryforwards for which utilization is uncertain.

At March 31, 2005, the Company had federal tax loss carryovers of $40.8 million, which will begin to expire after the year ending March 31, 2020. At March 31, 2005, the Company had non-United States tax loss carryovers of $167.0 million, which will begin expiring after March 31, 2010.

The Predecessor financial statements have been prepared on the basis that the Company files a consolidated United States federal income tax return composed of its United States domiciled affiliates.

			Predecessor (Note 1)
	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003	Year Ended March 31, 2003
U.S. federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	45.9%	13.1%	6.4%	2.9%
Statutory tax rate difference between the U.S. and foreign locations	(8.0)%	8.9%	0.6%	1.1%
Foreign net operating losses for which the benefit was not provided	113.0%	(2.1)%	23.2%	7.3%
Foreign dividend, and withholding	—	(29.5)%	—	—
Other	11.7%	(1.6)%	3.3%	1.1%

Effective income tax rate	197.6%	23.8%	68.5%	47.4%

No provision has been made for United States income taxes related to undistributed earnings of foreign subsidiaries for fiscal 2005, 2004 and 2003 which are considered to be permanently reinvested. It is not considered practical to determine the income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

Various United States and foreign subsidiaries of the Predecessor were included in consolidated tax filings with other affiliated companies of Invensys. The methodology applied for allocating taxes between affiliates that participate in consolidated tax filings was as follows: to the extent that a company generated taxable income, the company remitted taxes to its affiliated parent company based upon the applicable statutory effective tax rate. If a taxable loss was generated by a company, the affiliated parent company did not provide any current or future cash benefit.

Payments for United States federal income tax made by the Predecessor to non-Predecessor affiliates were historically reflected as intercompany payments. These payments have been reflected herein as to an external party to reflect the Predecessor’s satisfaction of these income tax liabilities.

Cash paid for income taxes to governmental taxing authorities in the year ended March 31, 2005, the periods from December 18, 2003 to March 31, 2004 and April 1, 2003 to December 17, 2003 and the year ended March 31, 2003 was $9.2 million, $2.5 million, $47.9 million and $29.5 million, respectively.

16. GUARANTOR SUBSIDIARIES

The following tables present condensed consolidating audited financial information of the Company as of and for the year ended March 31, 2005 and the audited financial information of the Company at March 31, 2004, and the audited financial information of the Company for the period from Inception (December 18, 2003) to March 31, 2004, and condensed combining audited financial information of the Predecessor for the period from April 1, 2003 to December 17, 2003, and March 31, 2003 for: (a) Sensus Metering Systems (Bermuda 2) Ltd. (referred to as Parent), (b) Sensus Metering Systems Inc. the issuer of the Notes (referred to as Issuer), (c) on a combined basis, the subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. that are guaranteeing the Notes, which include all of the wholly-owned U.S. domestic subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. (“Guarantor Subsidiaries”), and (d) on a combined basis, the subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. that are not guaranteeing the Notes (“Non-Guarantor Subsidiaries”). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors. The Notes were issued by Sensus Metering Systems Inc. in connection with the Acquisition (see Note 1).

16. GUARANTOR SUBSIDIARIES

Condensed Consolidating Balance Sheets

March 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$39.1	$15.8	$—	$54.9
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	—	50.7	39.7	—	90.4
From affiliates	—	(38.4)	44.5	(6.1)	—	—
Other	—	—	1.3	1.3	—	2.6
Inventories, net	—	—	27.1	22.1	—	49.2
Prepayments and other current assets	—	0.4	4.9	2.9	—	8.2
Deferred income taxes	—	—	4.9	0.6	—	5.5

Total current assets	—	(38.0)	172.5	76.3	—	210.8

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	—	66.9	53.3	—	120.2
Intangible assets, net	—	20.4	173.6	41.9	—	235.9
Goodwill	—	—	300.7	30.9	—	331.6
Investment in subsidiaries	656.3	596.4	6.5	—	(1,259.2)	—
Deferred income taxes	—	—	16.8	1.2	—	18.0
Other long-term assets	—	21.0	1.0	1.7	—	23.7

Total assets	$656.3	$1,033.0	$738.0	$234.4	$(1,721.5)	$940.2

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$—	$32.2	$20.4	$—	$52.6
Current portion of long-term debt	—	0.5	—	0.1	—	0.6
Income taxes payable	—	(21.5)	22.6	0.1	—	1.2
Restructuring accruals	—	—	0.5	3.5	—	4.0
Accruals and other current liabilities	—	8.9	19.2	26.5	—	54.6

Total current liabilities	—	(12.1)	74.5	50.6	—	113.0

Notes payable to affiliates	462.3	(0.8)	(0.5)	1.3	(462.3)	—
Long-term debt, less current portion	—	470.5	—	29.3	—	499.8
Pensions	—	—	0.8	38.0	—	38.8
Deferred income taxes	—	—	60.0	22.2	—	82.2
Other long-term liabilities	—	—	6.8	4.3	—	11.1
Minority interests	—	—	—	1.3	—	1.3

Total liabilities	462.3	457.6	141.6	147.0	(462.3)	746.2

Stockholders’ equity	194.0	575.4	596.4	87.4	(1,259.2)	194.0

Total liabilities and stockholders’ equity	$656.3	$1,033.0	$738.0	$234.4	$(1,721.5)	$940.2

Condensed Consolidating Balance Sheets

March 31, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$12.7	$18.1	$17.7	$—	$48.5
Accounts receivable:	—	—			—
Trade, net of allowance for doubtful accounts	—	—	47.4	35.1	—	82.5
From affiliates	—	1.0	(0.5)	(0.5)	—	—
Other	—	—	2.3	0.1	—	2.4
Inventories, net	—	—	24.0	22.5	—	46.5
Prepayments and other current assets	—	—	2.6	5.7	—	8.3
Deferred income taxes	—	—	5.6	—	—	5.6

Total current assets	—	13.7	99.5	80.6	—	193.8

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	—	65.8	50.6	—	116.4
Intangible assets, net	—	27.9	181.5	45.0	—	254.4
Goodwill	—	—	320.3	27.3	—	347.6
Investment in subsidiaries	660.3	568.9	9.4	—	(1,238.6)	—
Deferred income taxes	—	—	15.7	—	—	15.7
Other long-term assets	—	21.4	1.2	2.4	—	25.0

Total assets	$660.3	$1,065.1	$693.4	$235.0	$(1,700.9)	$952.9

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$—	$30.0	$13.7	$—	$43.7
Current portion of long-term debt	—	2.0	—	0.3	—	2.3
Short-term borrowings	—	—	—	2.2	—	2.2
Income taxes payable	—	—	0.6	0.1	—	0.7
Restructuring accruals	—	—	1.2	7.4	—	8.6
Accruals and other current liabilities	—	8.1	17.7	25.3	—	51.1

Total current liabilities	—	10.1	49.5	49.0	—	108.6

Notes payable to affiliates	462.3	2.7	(3.8)	1.1	(462.3)	—
Long-term debt, less current portion	—	472.5	—	29.6	—	502.1
Pensions	—	—	0.4	37.2	—	37.6
Deferred income taxes	—	—	70.9	21.1	—	92.0
Other long-term liabilities	—	—	7.5	0.7	—	8.2
Minority interests	—	—	—	6.4	—	6.4

Total liabilities	462.3	485.3	124.5	145.1	(462.3)	754.9

Stockholders’ equity	198.0	579.8	568.9	89.9	(1,238.6)	198.0

Total liabilities and stockholders’ equity	$660.3	$1,065.1	$693.4	$235.0	$(1,700.9)	$952.9

Condensed Consolidating Statements of Operations

Year Ended March 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)
Net sales	$—	$—	$391.5	$182.9	$(4.6)	$569.8
Cost of sales	—	—	270.4	133.2	(4.6)	399.0

Gross profit	—	—	121.1	49.7	—	170.8

Selling, general and administrative expenses	—	0.6	51.6	47.3	—	99.5
Restructuring costs	—	0.3	—	7.8	—	8.1
Amortization of intangible assets	—	7.5	11.0	2.8	—	21.3
Other operating expense, net	—	0.4	2.1	0.5	—	3.0

Operating (loss) income from continuing operations	—	(8.8)	56.4	(8.7)	—	38.9

Non-operating (expense) income:
Interest (expense) income:
From/to third parties	—	(35.4)	0.9	(2.2)	—	(36.7)
Equity in (loss) earnings of subsidiaries	(4.2)	27.4	(4.3)	—	(18.9)	—
Other income, net	—	—	0.2	1.8	—	2.0

(Loss) income from continuing operations before income taxes and minority interest	(4.2)	(16.8)	53.2	(9.1)	(18.9)	4.2

(Benefit) provision for income taxes	—	(18.3)	25.8	0.8	—	8.3

(Loss) income from continuing operations before minority interest	(4.2)	1.5	27.4	(9.9)	(18.9)	(4.1)

Minority interest	—	—	—	(0.1)	—	(0.1)

(Loss) income from continuing operations	(4.2)	1.5	27.4	(10.0)	(18.9)	(4.2)

(Loss) income from discontinued operations	(0.8)	(0.1)	(0.1)	(0.7)	0.9	(0.8)

Net (loss) income	$(5.0)	$1.4	$27.3	$(10.7)	$(18.0)	$(5.0)

Condensed Consolidating Statements of Operations

Period from Inception (December 18, 2003) to March 31, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)
Net sales	$—	$—	$103.8	$61.7	$(1.1)	$164.4
Cost of sales	—	—	73.7	46.2	(1.1)	118.8

Gross profit	—	—	30.1	15.5	—	45.6

Selling, general and administrative expenses	—	1.9	13.2	13.0	—	28.1
Restructuring costs	—	—	(0.1)	1.2	—	1.1
Amortization of intangible assets	—	2.1	3.1	0.5	—	5.7
Other operating income, net	—	—	—	(0.1)	—	(0.1)

Operating (loss) income from continuing operations	—	(4.0)	13.9	0.9	—	10.8
Non-operating (expense) income:
Interest (expense) income:
From/to third parties	—	(12.3)	0.1	(0.5)	—	(12.7)
Equity in (loss) earnings of subsidiaries	(1.8)	15.4	(0.1)	—	(13.5)	—
Other expense, net	—	—	(0.1)	(0.1)	—	(0.2)

(Loss) income from continuing operations before income taxes and minority interest	(1.8)	(0.9)	13.8	0.3	(13.5)	(2.1)

Provision (benefit) for income taxes	—	0.9	(1.6)	0.2	—	(0.5)

(Loss) income from continuing operations before minority interest	(1.8)	(1.8)	15.4	0.1	(13.5)	(1.6)

Minority interest	—	—	—	0.1	—	0.1

(Loss) income from continuing operations	(1.8)	(1.8)	15.4	0.2	(13.5)	(1.5)

Loss from discontinued operations	—	—	—	(0.3)	—	(0.3)

Net (loss) income	$(1.8)	$(1.8)	$15.4	$(0.1)	$(13.5)	$(1.8)

Condensed Combining Statements of Operations—Predecessor

Period from April 1, 2003 to December 17, 2003

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	($ in millions)
Net sales	$247.1	$120.8	$(3.3)	$364.6
Cost of sales	168.0	90.2	(3.3)	254.9

Gross profit	79.1	30.6	—	109.7

Selling, general and administrative expenses	36.1	33.6	—	69.7
Restructuring and other similar costs	0.4	9.2	—	9.6
Amortization of intangible assets	0.3	—	—	0.3
Other operating income, net	—	(0.9)	—	(0.9)

Operating income (loss) from continuing operations	42.3	(11.3)	—	31.0

Non-operating income (expense):
Interest income (expense):
From/to third parties	(0.1)	0.1	—	—
From/to affiliates	13.6	(11.7)	—	1.9
Equity in earnings (loss) of subsidiaries	0.4	—	(0.4)	—
Other income, net	—	0.1	—	0.1

Income (loss) from continuing operations before income taxes and minority interest	56.2	(22.8)	(0.4)	33.0

Provision for income taxes	21.3	1.3	—	22.6

Income (loss) from continuing operations before minority interest	34.9	(24.1)	(0.4)	10.4

Minority interest	—	(0.4)	—	(0.4)

Income (loss) from continuing operations	34.9	(24.5)	(0.4)	10.0

Loss from discontinued operations	—	(0.2)	—	(0.2)

Net income (loss)	$34.9	$(24.7)	$(0.4)	$9.8

Condensed Combining Statements of Operations—Predecessor

Year Ended March 31, 2003

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	($ in millions)
Net sales	$344.6	$164.8	$(4.9)	$504.5
Cost of sales	229.1	117.6	(4.9)	341.8

Gross profit	115.5	47.2	—	162.7

Selling, general and administrative expenses	45.2	40.2	—	85.4
Restructuring and other similar costs	5.7	6.7	—	12.4
Amortization of intangible assets	0.4	—	—	0.4
Other operating expense (income), net	0.1	(0.9)	—	(0.8)

Operating income from continuing operations	64.1	1.2	—	65.3
Non-operating income (expense):
Interest income (expense):
From/to third parties	(0.5)	(0.1)	—	(0.6)
From/to affiliates	9.3	(9.2)	—	0.1
Equity in earnings (loss) of subsidiaries	2.1	—	(2.1)	—
Other (expense) income, net	(0.2)	0.2	—	—

Income (loss) from continuing operations before income taxes and minority interest	74.8	(7.9)	(2.1)	64.8
Provision for income taxes	28.2	2.5	—	30.7

Income (loss) from continuing operations before minority interest	46.6	(10.4)	(2.1)	34.1
Minority interest	—	(0.8)	—	(0.8)

Income (loss) from continuing operations	46.6	(11.2)	(2.1)	33.3
Loss from discontinued operations	—	—	—	—

Net income (loss)	$46.6	$(11.2)	$(2.1)	$33.3

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)
Operating activities
Net (loss) income	$(5.0)	$1.4	$27.3	$(10.7)	$(18.0)	$(5.0)
Non-cash adjustments	—	7.5	18.4	15.5	—	41.4
Undistributed equity in loss (earnings) of subsidiaries	5.0	(25.9)	2.9	—	18.0	—
Changes in operating assets and liabilities	—	19.1	(19.8)	(2.0)	—	(2.7)

Cash provided by operating activities	—	2.1	28.8	2.8	—	33.7

Investing activities
Expenditures for property, plant and equipment and intangibles	—	—	(14.6)	(7.8)	—	(22.4)
Proceeds from Invensys acquisition adjustment, net	—	—	6.5	—	—	6.5
Proceeds from sale of assets	—	—	0.3	2.6	—	2.9
Acquisitions, net	—	(6.7)	—	—	—	(6.7)

Cash used in investing Activities	—	(6.7)	(7.8)	(5.2)	—	(19.7)

Financing activities
Debt issuance costs	—	(1.9)	—	—	—	(1.9)
Decrease on short-term borrowings	—	(2.2)	—	—	—	(2.2)
Payments of long-term debt	—	(4.0)	—	—	—	(4.0)

Net cash used in financing activities	—	(8.1)	—	—	—	(8.1)

Effect of exchange rate changes on cash	—	—	—	0.5	—	0.5
(Decrease) increase in cash and cash equivalents	$—	$(12.7)	$21.0	$(1.9)	$—	$6.4

Cash and cash equivalents at beginning of year	$—	$12.7	$18.1	$17.7	$—	$48.5

Cash and cash equivalents at end of year	$—	$—	$39.1	$15.8	$—	$54.9

Condensed Consolidating Statements of Cash Flows

Period from Inception (December 18, 2003) to March 31, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)
Operating activities
Net (loss) income	$(1.8)	$(1.8)	$15.4	$(0.1)	$(13.5)	$(1.8)
Non-cash adjustments	—	2.1	10.5	6.2	—	18.8
Undistributed equity in loss (earnings) of subsidiaries	1.8	(15.4)	0.1	—	13.5	—
Changes in operating assets and liabilities	—	7.2	1.8	(6.6)	—	2.4

Cash (used in) provided by operating activities	—	(7.9)	27.8	(0.5)	—	19.4

Investing activities
Expenditures for property, plant and equipment	—	—	(3.5)	(2.6)	—	(6.1)
Acquisitions, net	(657.3)	—	7.3	1.4	—	(648.6)

Cash (used in) provided by investing activities	(657.3)	—	3.8	(1.2)	—	(654.7)

Financing activities
Activity with affiliates	457.3	(432.0)	(13.5)	(11.8)	—
Payments of dividends	—	—	—	(0.1)	—	(0.1)
Debt issuance costs	—	(21.9)	—	(0.9)	—	(22.8)
Increase on short-term borrowings	—	—	—	2.2	—	2.2
Proceeds from debt issuance	—	475.0	—	30.0	—	505.0
Proceeds from common stock issuance	200.0	—	—	—	—	200.0
Payments of long-term debt	—	(0.5)	—	(0.1)	—	(0.6)

Net cash provided by (used in) financing activities	657.3	20.6	(13.5)	19.3	—	683.7

Effect of exchange rate changes on cash	—	—	—	0.1	—	0.1
Increase in cash and cash equivalents	$—	$12.7	$18.1	$17.7	$—	$48.5

Cash and cash equivalents at beginning of period	$—	$—	$—	$—	$—	$—

Cash and cash equivalents at end of year	$—	$12.7	$18.1	$17.7	$—	$48.5

Condensed Combining Statements of Cash Flows-Predecessor

Period from April 1, 2003 to December 17, 2003

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	($ in millions)
Operating activities
Net income (loss)	$34.9	$(24.7)	$(0.4)	$9.8
Non-cash adjustments	5.5	5.6	—	11.1
Equity in (earnings) loss of subsidiaries	(0.4)	—	0.4	—
Changes in operating assets and liabilities	(38.5)	(12.5)	(2.7)	(53.7)

Cash provided by (used in) operating activities	1.5	(31.6)	(2.7)	(32.8)

Investing activities
Expenditures for property, plant and equipment	(6.1)	(2.3)	—	(8.4)

Cash used in investing activities	(6.1)	(2.3)	—	(8.4)

Financing activities
Decrease in short-term borrowings	(7.7)	(6.4)	—	(14.1)
Other financing activities	4.5	39.4	2.7	46.6

Net cash (used in) provided by financing activities	(3.2)	33.0	2.7	32.5

Effect of exchange rate changes on cash	—	0.8	—	0.8
Decrease in cash and cash equivalents	$(7.8)	$(0.1)	$—	$(7.9)

Cash and cash equivalents at beginning of year	$6.1	$11.0	$—	$17.1

Cash and cash equivalents at end of period	$(1.7)	$10.9	$—	$9.2

Condensed Combining Statements of Cash Flows-Predecessor

Year Ended March 31, 2003

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	($ in millions)
Operating activities
Net income (loss)	$46.6	$(11.2)	$(2.1)	$33.3
Non-cash adjustments	11.8	9.0	—	20.8
Equity in (earnings) loss of subsidiaries	(2.1)	—	2.1	—

Changes in operating assets and liabilities	(3.5)	(10.1)	3.7	(9.9)

Cash provided by (used in) operating activities	52.8	(12.3)	3.7	44.2

Investing activities
Expenditures for property, plant and equipment	(7.9)	(3.9)	—	(11.8)
Other investments	—	(0.4)	—	(0.4)

Cash used in investing activities	(7.9)	(4.3)	—	(12.2)

Financing activities
Cash dividends	—	(0.4)	—	(0.4)
Increase in short-term borrowings	7.7	6.4	—	14.1
Other financing activities	(48.5)	14.2	(3.7)	(38.0)

Net cash (used in) provided by financing activities	(40.8)	20.2	(3.7)	(24.3)

Effect of exchange rate changes on cash	—	0.5	—	0.5
Increase in cash and cash equivalents	$4.1	$4.1	$—	$8.2

Cash and cash equivalents at beginning of year	$2.0	$6.9	$—	$8.9

Cash and cash equivalents at end of year	$6.1	$11.0	$—	$17.1

17. RELATED-PARTY TRANSACTIONS

Management Fee

On December 18, 2003, Sensus Metering Systems (Bermuda 2) Ltd. entered into a management services agreement with The Jordan Company, L.P. for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions, and other matters relating to the business of the Company. Under the terms of the agreement the Company agreed to pay for these services a fee the greater of $2.0 million per year or 2.5% of EBITDA thereafter, plus out-of-pocket expenses. This agreement will remain in effect until December 2013. One-third of these fees will be paid to GS Capital Partners and/or its affiliates. The Jordan Company, L.P. and/or its affiliates received a one-time transaction fee of $13.0 million upon consummation of the Acquisition, approximately $2.7 million of which was paid to Goldman, Sachs & Co. and/or its affiliates.

During fiscal 2005, the Company obtained administrative services from Jordan Industries, Inc., an affiliate of The Jordan Company, LP. The services were primarily for assistance in the establishment of an office in China. Expenses of $0.1 million were incurred for the services in fiscal 2005 and the Company will continue to obtain similar services in fiscal 2006.

Transition Services

In connection with the Acquisition, the Company entered into certain transitional service agreements with Invensys pursuant to which Invensys agreed to provide the Company with transitional support services until June 16, 2004. The transition services included assistance in establishing stand-alone information technology capability, including assistance in connection with the removal of the acquired business from Invensys’ computer network and e-mail system. The transitional service agreement included the reimbursement of certain information technology costs from Invensys to the Company for excess costs incurred during the first year after the acquisition date. Excess information technology costs of $1.3 million were invoiced to Invensys in January 2005. The cost reimbursement was recorded as a direct reduction to information technology expenses in selling, general and administration for the year ended March 31, 2005. In addition, under the agreements, Invensys agreed to provide the Company with certain human resources and other general administrative services for the transition period. These services were provided to the Company at an approximation of market price for such services and did not exceed in any material respects the historical cost of obtaining such services from Invensys.

Predecessor Related-Party Transactions

Management Charges

Included within selling, general and administrative expenses are charges for administrative expenses estimated by the Predecessor to reflect amounts incurred by Invensys on behalf of the Predecessor. These charges are primarily for accounting, legal, and treasury services. These charges totaled $2.2 million and $3.3 million for the period from April 1, 2003 to December 17, 2003 and the year ended March 31, 2003, respectively.

The expenses allocated have been calculated on a basis that the Predecessor considered to be reasonable estimates of the utilization of services provided or the benefit received by the Predecessor for certain administrative services provided by Invensys. The financial information included herein may not reflect the combined financial position, operating results, and cash flows of the Predecessor in the future or what they would have been had the Predecessor been a separate, independent entity during the periods presented.

Trading Activity

The Predecessor sold to affiliates various products in the normal course of business. Pricing was generally negotiated based on standard pricing schedules and were at market prices.

18. COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company, as well as many other third parties, has been named as a defendant in several lawsuits filed related to illnesses from exposure to asbestos or asbestos-containing products. The complaints fail to specify which plaintiffs allegedly were involved with the Company’s products, and because the cases are in initial stages, it is uncertain whether any plaintiffs have asbestos-related illnesses or dealt with the Company’s products, much less whether any plaintiffs were exposed to an asbestos-containing component part of the Company’s product or whether such part could have been a substantial contributing factor to the alleged illness. The Company is unable to estimate the amount of its exposure, if any, related to these claims at this time. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s net earnings or financial position.

The Company entered into contracts that contain guarantees that could require performance or payment under certain conditions. The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At March 31, 2005, we had $4.5 million of letters of credit outstanding with expiration dates ranging from one month to 12 months.

Environmental Matters

The Company is aware of known contamination at the following United States facilities: Russellville, Kentucky; DuBois, Pennsylvania (Plants 1 and 2); Texarkana, Arkansas; and Uniontown, Pennsylvania, as a result of historic releases of hazardous materials. The former owner of these sites is investigating, remediating and monitoring these properties. The Company is obligated to reimburse the former owner for a minority of monies expended on the remediation plus interest on monies paid at all sites other than Russellville (“Reimbursement Sites”), where the former owner pays all remediation costs. In connection with the Acquisition, certain subsidiaries of Invensys plc agreed to retain liability for the reimbursement obligations related to the Reimbursement Sites. As a result, the Company does not expect to have any future liabilities for the costs of remediation or other reimbursement costs associated with the Reimbursement Sites.

In addition, there is contamination in the soil and groundwater at the Company’s facility in Ludwigshafen, Germany. The Company is indemnified against costs that may result from the contamination. This indemnification obligation is subject to the condition that the plots of land continue in industrial use, unless the former owner has agreed to the change from industrial use. The Company also has an indemnity, subject to certain limitations, from certain subsidiaries of Invensys plc regarding this facility pursuant to the terms of the purchase agreement governing the Acquisition.

Based on information currently available, the Company believes that future environmental compliance expenditures will not have a material effect on its financial position, and has established allowances the Company believes are adequate to cover potential exposure to environmental liabilities. However, as to any of the above-described indemnities, the Company cannot make any assurance that the indemnifying parties will be able to satisfy their obligations. Environmental compliance costs and liabilities could reduce the Company’s net income and cash available for operations.

19. BUSINESS SEGMENT INFORMATION

Geographic Segments

Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales to Third Parties				Long-Lived Assets
			Predecessor (Note 1)
	Year Ended March 31, 2005	Period from December 18, 2003 to March 31, 2004	Period from April 1, 2003 to December 17, 2004	Year Ended March 31, 2003	March 31, 2005	March 31, 2004
North America	$391.2	$103.9	$247.4	$344.8	$566.3	$587.3
Europe, Mid East, Africa	166.5	57.7	108.2	143.8	112.4	122.2
South America	7.3	1.9	4.6	9.8	1.3	1.8
Asia	4.8	0.9	4.4	6.1	7.7	7.1

Total	$569.8	$164.4	$364.6	$504.5	$687.7	$718.4

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

Reporting Segments

The Company has two principal product groups: metering systems products and support products. Metering systems products include advanced metering and related AMR communications systems and consists of four principal metering product categories: water, gas, heat and electricity. Support products include pipe joining and repair products and die-casting products. The two product groups, plus corporate operations, are organized into two reporting segments: Metering and Related Communication Systems and All Other. The segment information is based the Company’s current segment reporting structure and historical information has been conformed to the current structure.

Management has three primary measures for each of the reporting groups: revenue, gross margin and operating income (loss). Inter-segment sales are generally made at cost. Cost of sales is based on standard cost, which includes materials, direct labor, warranty expense, overhead allocation, as well as variances from standard costs. Operating expenses directly associated with the reporting group may include sales, marketing, product development and administrative expenses and amortization of intangible assets.

Corporate operating expenses, interest expense, amortization of deferred financing costs and management fees are not allocated to the product lines, and are incorporated in the All Other operating segment.

Reporting Segment Products

Reporting Segment	Major Products
Metering and Related Communication Systems	Commercial and residential water, gas, electric and heat meters and systems used by utilities. AMR metering systems, handheld computers and related installation and implementation support.

All Other	Pipe joining, tapping and repair products that consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used by utilities in pipe joining and pipe repair applications. Die casting products that consist of high quality thin-wall, low porosity aluminum die-castings, generally targeting the automotive industry and gas utility markets.

The following tables provide significant changes in trends or components of revenue, gross profit percentage, operating income (loss), depreciation and amortization, total assets, capital expenditures, and goodwill for each segment.

				Predecessor (Note 1)
	Year Ended March 31, 2005	% Change	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003	Year Ended March 31, 2003
Segment revenues
Metering and related communication systems	$470.1	7%	$139.0	$299.5	$410.7
All other	115.3	11%	29.4	74.2	106.8
Eliminations	(15.6)	19%	(4.0)	(9.1)	(13.0)

Total	$569.8	8%	$164.4	$364.6	$504.5

Gross profit %
Metering and related communication systems	31%	3%	28%	31%	32%
All other	24%	(4)%	24%	26%	33%

Total	30%	3%	28%	30%	32%

Operating income (loss)
Metering and related communication systems	$37.1	—	$11.6	$25.4	$61.0
All other	1.8	(63)%	(0.8)	5.6	4.3

Total	$38.9	(7)%	$10.8	$31.0	$65.3

Depreciation and amortization
Metering and related communication systems	$24.5	53%	$6.5	$9.5	$10.9
All other	15.3	125%	4.0	2.8	3.8

Total	$39.8	75%	$10.5	$12.3	$14.7

	Year Ended March 31, 2005	% Change	Year Ended March 31, 2004
Total assets (1)
Metering and related communication systems	$703.8	(15)%	$828.5
All other	236.4	91%	124.4

Total	$940.2	(1)%	$952.9

Total goodwill (1)
Metering and related communication systems	$276.8	(20)%	$347.6
All other	54.8	—%	—

Total	$331.6	(5)%	$347.6

Total capital expenditures
Metering and related communication systems	$15.8	84%	$8.6
All other	6.6	12%	5.9

Total	$22.4	54%	$14.5

(1)	Purchase accounting for the Acquisition was completed in December 2004. At that time goodwill was finalized and allocated to the reporting units.

20. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to costs and expenses	Deductions for payments or write-offs	Balance at end of period
Year ended March 31, 2005
Allowance for doubtful accounts	$1.3	$0.4	$—	$1.7
Deferred tax asset valuation allowance	53.4	6.5	—	59.9

	$54.7	$6.9	$—	$61.6

Period from December 18, 2003 to March 31, 2004
Allowance for doubtful accounts	$1.3	$—	$—	$1.3
Deferred tax asset valuation allowance	53.3	0.1	—	53.4

	$54.6	$0.1	$—	$54.7

Period from April 1, 2003 to December 17, 2003
Allowance for doubtful accounts	$0.6	$0.7	$—	$1.3
Deferred tax asset valuation allowance	12.7	40.6	—	53.3

	$13.3	$41.3	$—	$54.6

Year ended March 31, 2003
Allowance for doubtful accounts	$0.3	$0.3	$—	$0.6
Deferred tax asset valuation allowance	8.0	4.7	$—	12.7

	$8.3	$5.0	$—	$13.3

21. QUARTERLY RESULTS OF OPERATIONS (IN MILLIONS) (UNAUDITED)

The following tables provide quarterly results of operations of the Company:

	Predecessor (Note 1)
Fiscal 2004	First	Second	Period from October 1, 2003 to December 17, 2003	Period from December 18, 2003 to December 27, 2003	Fourth
Net sales	$126.3	$141.1	$97.2	$6.6	$157.8
Gross profit	39.4	45.7	24.6	—	45.6
Net (loss) income from discontinued operations	(0.1)	(0.3)	0.2	—	(0.3)
Net income (loss)	6.4	12.7	(9.3)	(5.7)	3.9

Fiscal 2005	First	Second	Third	Fourth (1)
Net sales	$139.4	$143.2	$124.3	$162.9
Gross profit	41.3	43.0	35.3	51.2
Net loss from discontinued operations	(0.2)	(0.4)	—	(0.2)
Net (loss) income	(0.7)	(2.7)	(8.1)	6.5

(1)	Includes income of $1.2 million reflecting an adjustment for net foreign currency exchange gains on intercompany loans in Europe. It also includes a reduction of selling, general and administrative expenses of $1.3 million related to reimbursement of IT costs from Invensys plc. In addition, $0.6 million was recorded as a gain on sale of a building by our subsidiary in France.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We have assigned a high priority to the short-term and long-term improvement or enhancement of our internal controls over financial reporting. The process began in the first quarter of fiscal 2005 with the development of replacement services and systems that are key for financial functions at our headquarters resulting from the separation from Invensys plc. During fiscal 2005 we implemented internal control improvements over our accounting and financial reporting processes. The internal control changes implemented during the fiscal year were:

•	Identified and implemented process and staffing improvements related to interaction of our corporate accounting and finance group with our subsidiary accounting and finance groups;

•	Restructured and enhanced our financial consolidation system;

•	Developed and implemented a company disclosure policy and procedure;

•	Engaged outside consultants to supplement our internal tax staff;

•	Coordinated quarterly financial training for our global financial staff;

•	Developed and implemented standardized account reconciliation and analysis procedures;

•	Developed an accounting policies and procedures system;

•	Developed and implemented an authorization policy and procedure; and

•	Evaluated the information systems utilized to report and consolidate financial information and implemented an upgrade to the information system.

We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an on-going basis and will take further action and implement improvements, as necessary. In addition to the foregoing actions, we have begun the process of:

•	Planning and staffing for activities in support of Sarbanes-Oxley Section 404 compliance; and

•	Developing formal standards of conduct.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers and directors.

Name	Age	Position and Offices
Daniel W. Harness	56	Chief Executive Officer, President and Director
Peter Mainz	40	Chief Financial Officer
Barry W. Seneri	54	Executive Vice President of Operations
R. Douglas Neely	52	Vice President of Sales and Marketing North America Water
George G. Uram	59	Vice President of Energy
Thomas Weber	52	Vice President, Europe, Middle East and Africa
James Spool	76	Secretary
Jonathan F. Boucher	48	Director
John W. Jordan II	57	Director
David W. Zalaznick	51	Director
Thomas H. Quinn	56	Director
Gerald J. Cardinale	38	Director
Bryan Kelln	39	Director
J. Jack Watson	77	Director
H. Russel Lemcke	65	Director

Daniel W. Harness became our Chief Executive Officer and President in April 2001 and became a director upon completion of the Acquisition. Mr. Harness was President of Metering Systems North America from 2000 to 2001 and President of Sensus Technologies from 1990 to 2000. Mr. Harness has been with our company and its predecessors since 1982.

Peter Mainz became our Vice President of Finance in January 2003 and became our Chief Financial Officer upon completion of the Acquisition. He was Vice President of Operations and Finance in Europe and Asia Pacific from 2001 to 2002 and held other senior financial positions with our Metering Systems Division from 1999 to 2001. Mr. Mainz held various senior financial positions with Schlumberger Ltd. from 1992 to 1999, including Division Manager for the Commonwealth of Independent States (former Russia and Baltic countries) from 1998 to 1999.

Barry W. Seneri became our Executive Vice President of Operations for our Metering Systems Division in November 2002. Mr. Seneri also served as Vice President of Finance for our Metering Systems Division from 1999 to 2002 and Vice President of Finance North American Water from 1998 to 1999.

R. Douglas Neely became our Vice President of Sales and Marketing North America Water in October 1990. Mr. Neely has held various marketing and sales positions with our company since 1975.

George G. Uram became our Vice President of Energy in June 2001. Mr. Uram was Vice President, Marketing and Sales/Director, Business Development of our company from 1999 to 2001. Prior to joining our company, he held various managerial positions with the Westinghouse Commercial Nuclear Fuel Division, a division of CBS Inc., for 31 years, including Director of Fuel Projects and Marketing from 1997 to 1999.

Thomas Weber became our Vice President in Europe, the Middle East and Africa in November 2002. Mr. Weber also served as Managing Director of Invensys Metering Systems Holding AG and its predecessor from 2001 to present, and Managing Director of Invensys Metering Systems AG Hannover and its predecessor from 1999 to present. He also served as our Director of Operations in Europe and Asia Pacific in 2002 and Operations Manager and Managing Director of Meinecke AG in Hannover from 1995 to 1999.

James Spool became our Secretary in December 2003. Mr. Spool served as Division Senior Counsel and Principal Contact Attorney for the Metering Systems Division from 1999 through 2003, and has held a number of senior legal positions with Invensys and its predecessors since 1983. Mr. Spool also serves as Vice President, Secretary and General Counsel for the Company’s U.S. subsidiaries.

Jonathan F. Boucher became a director upon completion of the Acquisition. Since 1983, Mr. Boucher has been a Member and Senior Principal of The Jordan Company, L.P., a private merchant banking firm and its predecessors. Since 2002, Mr. Boucher has been a Member of Resolute Fund Partners, LLC, the general partner of The Resolute Fund L.P. Mr. Boucher is also a director of other privately held companies.

John W. Jordan II became a director upon completion of the Acquisition. Since 1982, Mr. Jordan has been a Member and Managing Principal of The Jordan Company, L.P., a private merchant banking firm and its predecessors. Since 2002, Mr. Jordan has been a Managing Member of Resolute Fund Partners, LLC, the general partner of The Resolute Fund L.P. Mr. Jordan is also a director of other privately held companies.

David W. Zalaznick became a director upon completion of the Acquisition. Since 1982, Mr. Zalaznick has been a Member and Managing Principal of The Jordan Company, L.P., a private merchant banking firm, and its predecessors. Since 2002, Mr. Zalaznick has been a Managing Member of Resolute Fund Partners, LLC, the general partner of The Resolute Fund L.P. Mr. Zalaznick is also a director of other privately held companies.

Thomas H. Quinn became a director upon completion of the Acquisition. Since 2002, Mr. Quinn has been a Member and Senior Principal of The Jordan Company, L.P., a private merchant banking firm, and since 1988, he has been President and Chief Operating Officer of Jordan Industries, Inc., a diversified industrial company. Mr. Quinn is also a director of other privately held companies. Mr. Quinn was a director and Chief Executive Officer of Fannie May Holdings, Inc. within two years of its Chapter 11 bankruptcy filing in June 2002.

Gerald J. Cardinale became a director upon completion of the Acquisition. Since 2002, Mr. Cardinale has been a Managing Director of the Principal Investment Area of Goldman, Sachs & Co. Mr. Cardinale joined Goldman, Sachs & Co. in 1992. Mr. Cardinale is also a director of other privately held companies.

Bryan Kelln has been a director since February 10, 2004. Since June 2002, Mr. Kelln has acted as a consultant of The Jordan Company, L.P., a private merchant banking firm. From January 2000 until June 2002, Mr. Kelln was President and Chief Executive Officer of Rock Shox, Inc., a global bicycle industry supplier. Prior to that time, Mr. Kelln served as a Senior Vice President and General Manager of the telecommunications and utilities businesses of General Cable Corporation.

J. Jack Watson has been a director since February 10, 2004. Mr. Watson was Chairman, President and Chief Operating Officer of Newflo Corporation, a manufacturer of pumps, valves and meters, from 1987 until his retirement in 1996.

H. Russel Lemcke has been a director since February 10, 2004. Since 1989, Mr. Lemcke has been President of H. Russel Lemcke Group, Inc., a private consulting business. Mr. Lemcke is also a director of Graham Corporation.

Board of Directors

Our board of directors consists of nine directors. Our board of directors appoints our executive officers, directs the management of our business and affairs and conducts its business through meetings of the board of directors and two standing committees, the Audit Committee and the Compensation Committee. In addition, from time to time, other committees may be established under the direction of the board when necessary to address specific issues. Our Audit Committee consists of Jonathan F. Boucher, Thomas H. Quinn, Gerald J. Cardinale, and J. Jack Watson. The board of directors has reviewed the qualifications and backgrounds of the members of the Audit Committee, and although it has not made a determination as to whether any one individual member of the Audit Committee would qualify as a financial expert, it has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication. As a result, the board of directors has determined that the combined qualifications and experience of the Audit Committee members, when taken together, give the Audit Committee the financial expertise necessary to discharge its responsibilities. Our Compensation Committee consists of Thomas H. Quinn, Jonathan F. Boucher, Gerald J. Cardinale and H. Russel Lemcke.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer and our principal financial and accounting officer. We hereby undertake to provide to any person without charge, upon request, a copy of such code of ethics provided that such request is sent in writing to James Spool, Sensus Metering Systems, Inc., 8601 Six Forks Road, Suite 300, Raleigh, North Carolina 27615.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

To the extent that directors are employed either by us, The Jordan Company, L.P. or GS Capital Partners or their respective affiliates, or otherwise serve as a paid consultant, they will not be separately compensated for their service as directors. Directors, who are not designated by The Resolute Fund or GS Capital Partners and who are not employed by us, The Jordan Company, L.P. or GS Capital Partners or their respective affiliates, or who do not serve as a paid consultant, receive compensation for their services.

Executive Compensation

The following table sets forth all compensation earned by the Chief Executive Officer and the four most highly paid executive officers for services rendered in fiscal 2005, 2004 and 2003.

		Annual Compensation						Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus (1)		Other Compensation (2)		Restricted Share Awards (3)		Company’s Matching 401-K Contribution
Daniel W. Harness, Chief Executive Officer and President	2005 2004 2003	$ $ $	400,008 329,169 262,008	$ $ $	75,000 464,709 71,807	$ $ $	7,967 7,352 6,545	$ $ $	— — —	$ $ $	4,000 9,880 6,000
Peter Mainz (4) Chief Financial Officer, Vice President, Finance	2005 2004 2003	$ $ €	275,579 206,808 166,566	$ $ €	45,000 227,017 22,045	$ $ €	4,880 35,182 —	$ $ $	— — —	$ $ €	1,913 10,167 —
Barry W. Seneri Executive Vice President of Operations	2005 2004 2003	$ $ $	240,673 235,008 206,779	$ $ $	58,750 331,782 35,808	$ $ $	7,158 7,829 7,320	$ $ $	— — —	$ $ $	2,432 10,150 6,000
R. Douglas Neely Vice President of Sales and Marketing North American Water	2005 2004 2003	$ $ $	214,754 172,845 169,131	$ $ $	— 167,625 29,120	$ $ $	5,440 6,765 5,763	$ $ $	— — —	$ $ $	2,060 8,726 5,110
Thomas Weber (4) Vice President, Europe, Middle East and Africa	2005 2004 2003	€ € €	205,100 203,462 184,164	€ € €	— 175,301 17,251	€ € €	438 46,651 —	€ € €	— — —	€ € €	— — —

(1)	The bonus compensation for each named executive officer for each fiscal year was paid by, and was for services performed on behalf of, Invensys plc prior to the Acquisition.
(2)	Includes relocation expense reimbursement and personal use of company provided automobile.
(3)	In March 2004, Daniel W. Harness, Peter Mainz, Barry W. Seneri, R. Douglas Neely and Thomas Weber were issued 200,000, 140,000, 100,000, 40,000 and 25,000 Class B Common Shares, par value $.01 per share, of Sensus Metering Systems (Bermuda 1) Ltd., our ultimate holding company (“Holdings”) (the “Class B Restricted Shares”), respectively. The Class B Restricted Shares were issued pursuant to the Restricted Share

Plan, and accordingly, are subject to vesting, restrictions on transfer, repurchasing rights and other limitations. At the time of issuance, the board of directors of Holdings determined that the fair market value of the Class B Restricted Shares was equal to the par value thereof, or $.01 per share, due to the lack of a public market for the Class B Restricted Shares, their illiquidity and their subordinated position within the capital structure of Holdings. Each of the named executive officers paid $.01 per share for the Class B Restricted Shares issued to them. Accordingly, no compensation expense is reflected for the restricted share grants.

(4)	Average exchange rates for the conversion of amounts denominated in euros to U.S. dollars were approximately as follows: fiscal 2005, € 1.00/$1.26; fiscal 2004, €1.00/$1.23; and fiscal 2003 €1.00/$1.14.

Shareholders’ Agreement

Holdings, our ultimate parent company, entered into a shareholders’ agreement with The Resolute Fund and GS Capital Partners, which, in the aggregate, own approximately 98.8% of Holdings’ outstanding equity. Under the shareholders’ agreement, The Resolute Fund has the right to designate four members of the board of directors, and GS Capital Partners has the right to designate two members of the board of directors. The shareholders’ agreement provides The Resolute Fund and GS Capital Partners certain registration rights and contains customary terms, including terms regarding transfer restrictions, rights of first offer, tag along rights, drag along rights, preemptive rights and veto rights. Each member of management, consultant and director who contributed capital to Holdings entered into an agreement with Holdings pursuant to which each such individual agreed to be subject to certain repurchase provisions, transfer restrictions, rights of first offer and drag-along rights with respect to shares of Holdings acquired by them.

Employment Agreements

Effective as of December 17, 2003, each of Messrs. Harness and Mainz entered into an employment agreement with us. Each agreement has a three-year term and will be extended automatically for successive one-year periods thereafter unless either party delivers notice within specified notice periods. The following table sets forth the stated annual base salary, which may be increased by our board of directors, for Messrs. Harness and Mainz:

Name	Title	Base Salary
Daniel W. Harness	Chief Executive Officer	$400,000
Peter Mainz	Chief Financial Officer	$275,000

Under the terms of each agreement, the executive will be eligible to receive a discretionary bonus under the terms of our Executive Bonus Plan. The executives also are entitled to participate in the Restricted Share Plan of Holdings and are expected to be awarded restricted shares pursuant to the terms of the Restricted Share Plan and the respective executive’s restricted share agreement. Each executive is entitled to participate in our employee benefit plans, programs and arrangements currently in effect, and is entitled to reimbursement for all reasonable travel and other expenses incurred during performance of the executive’s duties in accordance with our expense reimbursement policy.

Each of these employment agreements provides that, upon termination of employment, the executive will be entitled to receive the sum of the executive’s unpaid annual base salary through the date of termination, any unpaid travel expenses, any unpaid accrued vacation, and any amount arising from the executive’s participation in, or benefits under, any of our employee benefits plans, programs or arrangements. Upon termination of employment by the executive for good reason, termination due to death or disability or termination pursuant to a mutual agreement by us and the executive, the executive will be entitled to an amount equal to the executive’s stated annual base salary for 12 months; provided that if the termination occurs after a change of control, the executive shall be entitled to an amount equal to the executive’s stated annual base salary for 24 months. Upon termination of employment by us without cause, including the non-renewal of the term by us, the executive will be entitled to an amount equal to the executive’s stated annual base salary for 12 months or for the duration of the term, whichever is longer; provided that if the termination occurs after a change of control, the executive shall be entitled to an amount equal to the executive’s stated annual base salary for 24 months or for the duration of the term, whichever is longer. During the severance period, the executive will be entitled to continued coverage under all of our group health benefit plans in which the executive and any of the executive’s dependents were entitled to participate immediately prior to termination.

Each executive is prohibited from competing with us during the term of his employment and for two years following termination of his employment.

Restricted Share Plan

Holdings has a Restricted Share Plan pursuant to which our officers, directors and consultants may be awarded restricted shares. The Restricted Share Plan permits the award of restricted common shares of Holdings. The maximum number of restricted common shares that are issuable under the Restricted Share Plan is equal to approximately 5% of the total issued shares outstanding of Holdings, subject to adjustment for changes in the capital structure such as share dividends, share splits, mergers, amalgamations and reorganizations of Holdings. The Compensation Committee of the board of directors of Holdings will administer the plan.

The number of restricted shares to be awarded from time to time will be determined by the Compensation Committee or, in the case of an award to a director, the entire board of Holdings. The restricted shares issued pursuant to the plan will be service time vested ratably over each of the five years from the date of grant, provided that no vesting will occur until the second anniversary of the date of grant.

In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Restricted Share Plan are generally subject to restrictions on transfer, repurchase rights and other limitations as set forth in the management subscription and shareholders’ agreement.

Executive Bonus Plan

We have adopted an Executive Bonus Plan that provides officers, directors and consultants with an incentive to achieve key business objectives. The plan allows our key officers to achieve performance-based compensation in addition to their annual base salary. Under the plan each participating officer is eligible to receive a performance bonus for each bonus period based on a stated percentage of the officer’s base pay if our financial performance is equal to or greater than certain stated financial and other performance targets.

Defined Benefit Plan

Certain of our employees, including Peter Mainz and Thomas Weber, are entitled to participate in the Sensus German Management Pension Program, which is a defined benefit pension plan. Retirement benefits under the plan are computed on the basis of the employee’s final annual salary and bonus multiplied by a percentage based on years of service.

The following tables show the estimated annual benefit payable to employees in various compensation and years of service categories based upon the management accrual rates. The estimated benefits apply to an employee retiring at age sixty-five who receives his or her benefit in the form of a single life annuity. The benefit amounts reflected in the table include a reduction related to the income limit up to which contributions for social welfare insurance are paid.

German Pension Plan Table

	Years of Service
Compensation	15	20	25	30	35
€125,000	€17,337	€26,005	€43,342	€43,342	€43,342
€150,000	€22,337	€33,505	€55,842	€55,842	€55,842
€175,000	€27,337	€41,005	€68,342	€68,342	€68,342
€200,000	€32,337	€48,505	€80,842	€80,842	€80,842
€250,000	€42,337	€63,505	€105,842	€105,842	€105,842
€300,000	€52,337	€78,505	€130,842	€130,842	€130,842
€350,000	€62,337	€93,505	€155,842	€155,842	€155,842
€400,000	€72,337	€108,505	€180,842	€180,842	€180,842
€450,000	€82,337	€123,505	€205,842	€205,842	€205,842
€500,000	€92,337	€138,505	€230,842	€230,842	€230,842

On March 31, 2005, the euro to U.S. dollar exchange rate was €1.00/$1.26. As of March 31, 2005, Mr. Mainz had five years of creditable service and Mr. Weber had thirteen years of creditable service for benefit plan purposes.

Benefit Plans

We have adopted other benefit plans, including cash incentive plans, for our officers and employees that are, in the aggregate, substantially similar to those plans previously provided by Invensys Metering Systems. We have also retained the defined benefit plans outside the United States and the United Kingdom and replaced the defined benefit plans for non-union employees in the United States and the United Kingdom with defined contribution plans. In addition, the defined benefit plans for unionized labor in the United States were replaced with newly established identical defined benefit plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of the issued and outstanding voting equity interests of Sensus Metering Systems, Inc. are owned by Sensus Metering Systems (Bermuda 2) Ltd. Sensus Metering Systems (Bermuda 2) Ltd. is in turn owned entirely by Sensus Metering Systems (Bermuda 1) Ltd., our ultimate parent. The following table sets forth certain information with respect to the beneficial ownership of the Class A common shares and the Class B common shares of Holdings as of March 31, 2005 by (i) each person or group known to us who beneficially owns more than five percent of each such class of voting equity interests of Holdings, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group:

	Class A Common Shares		Class B Common Shares
Name of Beneficial Owner	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned	% of Class
The Resolute Fund L.P.(1)	26,344,666.60	65.9%	—	—
The Goldman Sachs Group, Inc.(2)	13,172,333.40	32.9%	—	—
Daniel W. Harness(3)	45,000	*	200,000	18.1%
Peter Mainz(3)	25,000	*	140,000	12.7%
Barry W. Seneri(3)	30,000	*	100,000	9.0%
R. Douglas Neely(3)	10,000	*	40,000	3.6%
Thomas Weber(3)	20,000	*	25,000	2.3%
Jonathan F. Boucher(4)	—	—	—	—
John W. Jordan II(5)	—	—	—	—
David W. Zalaznick(6)	—	—	—	—
Thomas H. Quinn(7)	—	—	—	—
Gerald J. Cardinale(8)	—	—	—	—
Bryan Kelln(9)	30,000	*	45,000	4.1%
J. Jack Watson(10)	50,000	*	30,000	2.7%
H. Russel Lemcke(10)	50,000	*	30,000	2.7%
All Executive Officers and Directors as a Group (16 Persons)	270,000	*	650,000	58.8%

*	Indicates less than 1%.
(1)	Certain affiliated funds of The Resolute Fund are managed by The Jordan Company, L.P. The Jordan Company, L.P. exercises investment discretion and control over the shares held by The Resolute Fund. Certain of our directors are also members of management of The Jordan Company, L.P. The address for this beneficial owner is 767 Fifth Avenue, 48th Floor, New York, New York 10153. Each of Messrs. Boucher, Jordan, Zalaznick and Quinn may be deemed to share voting and investment power over the shares owned by The Resolute Fund as a result of their position with The Jordan Company, L.P. Each such individual disclaims beneficial ownership of the shares owned by The Resolute Fund.
(2)	Represents 13,172,333.40 shares of common stock owned by investment partnerships, of which affiliates of The Goldman Sachs Group, Inc. (“GS Group”) and Goldman, Sachs & Co. (“GS & Co.), a direct and indirect wholly-owned subsidiary of GS Group, are the general partner or managing general partner. The investment partnerships and their respective beneficial ownership of shares of common stock are: (a) GS Capital Partners 2000, L.P.- 7,057,380.56; (b) GS Capital Partners 2000 Offshore, L.P.- 2,564,379.74; (c) GS Capital Partners 2000 GmbH & Co. Beteiligungs KG- 294,982.25; (d) GS Capital Partners 2000 Employee Fund, L.P.- 2,242,334.43; and (e) Goldman Sachs Direct Investment Fund 2000, L.P.- 1,013,256.42. GS & Co. is the investment manager of certain of the investment partnerships. Each of GS Group and GS & Co. disclaims beneficial ownership of the shares of common stock owned by such investment partnerships to the extent attributable to partnership interests therein held by persons other than GS Group and its affiliates. Each of such investment partnerships shares voting and investment power with certain of its respective affiliates. Mr. Cardinale, a managing director of GS & Co., disclaims beneficial ownership of shares held by such investment partnerships, except to the extent of his pecuniary interest therein, if any. The address for this beneficial owner is 85 Broad Street, 10th Floor, New York, New York 10004.
(3)	The address of this beneficial owner is 8601 Six Forks Road, Suite 300, Raleigh, North Carolina 27615.
(4)	Mr. Boucher is a Member and Senior Principal of The Jordan Company, L.P., which manages The Resolute Fund. Mr. Boucher may be deemed to share voting and investment power over the shares owned by The Resolute Fund and therefore to beneficially own such shares. Mr. Boucher disclaims beneficial ownership of the shares owned by The Resolute Fund. The address for this beneficial owner is 767 Fifth Avenue, 48th Floor, New York, New York 10153.
(5)	Mr. Jordan is a Member and Managing Principal of The Jordan Company, L.P., which manages The Resolute Fund. Mr. Jordan may be deemed to share voting and investment power over the shares owned by The Resolute Fund and therefore to beneficially own such shares. Mr. Jordan disclaims beneficial ownership of the shares owned by The Resolute Fund. The address for this beneficial owner is 767 Fifth Avenue, 48th Floor, New York, New York 10153.
(6)	Mr. Zalaznick is a Member and Managing Principal of The Jordan Company, L.P., which manages The Resolute Fund. Mr. Zalaznick may be deemed to share voting and investment power over the shares owned by The Resolute Fund and therefore to beneficially own such shares. Mr. Zalaznick disclaims beneficial ownership of the shares owned by The Resolute Fund. The address for this beneficial owner is 767 Fifth Avenue, 48th Floor, New York, New York 10153.
(7)	Mr. Quinn is a Member and Senior Principal of The Jordan Company, L.P., which manages The Resolute Fund. Mr. Quinn may be deemed to share voting and investment power over the shares owned by The

Resolute Fund and therefore to beneficially own such shares. Mr. Quinn disclaims beneficial ownership of the shares owned by The Resolute Fund. The address for this beneficial owner is Arbor Lake Center, Suite 5500, 1751 Lake-Cook Road, Deerfield, Illinois 60015.

(8)	Mr. Cardinale is a Managing Director of the Principal Investment Area of Goldman, Sachs & Co. Goldman, Sachs & Co. is an affiliate of GS Capital Partners 2000, L.P. Mr. Cardinale may be deemed to share voting and investment power over the shares owned by GS Capital Partners 2000, L.P. and its affiliates and therefore to beneficially own such shares. Mr. Cardinale disclaims beneficial ownership of the shares owned by GS Capital Partners 2000, L.P. and its affiliates, except to the extent, if any, of his pecuniary interest in those shares. The address for this beneficial owner is 85 Broad Street, 10th Floor, New York, New York 10004.
(9)	The address of this beneficial owner is 50 Kennedy Plaza, Providence, Rhode Island 02903.
(10)	Mr. Lemcke beneficially owns the 50,000 Class A common shares through the Russel Lemcke 2004 Irrevocable Trust. The address of this beneficial owner is 767 Fifth Avenue, 48th Floor, New York, New York 10153.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

In connection with the Acquisition, we entered into a management services agreement with The Jordan Company, L.P. for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions, and other matters relating to the business of the Company. Under the terms of the agreement the Company agreed to pay for these services a fee, the greater of, $2.0 million per year or 2.5% of EBITDA thereafter, plus out-of-pocket expenses. This agreement will remain in effect until December 2013. One-third of these fees will be shared with GS Capital Partners and/or its affiliates. The Jordan Company, L.P. and/or its affiliates received a one-time transaction fee of $13.0 million upon consummation of the Acquisition, approximately $2.7 million of which was shared with Goldman, Sachs & Co. and/or its affiliates.

Goldman, Sachs & Co. and Goldman Sachs Credit Partners, L.P.

Goldman, Sachs & Co. and Goldman Sachs Credit Partners, L.P. are affiliates of GS Capital Partners. Goldman Sachs Credit Partners, L.P. is the joint lead arranger, joint book runner and administrative agent under our senior secured credit facilities and in fiscal 2004 received $2.4 million in fees and commissions related thereto. Goldman, Sachs & Co., Goldman Sachs Credit Partners, L.P. and their affiliates may engage in commercial banking, investment banking or other financial advisory transactions with our affiliates and us.

Transactions with Affiliates

During fiscal 2004, the Predecessor had net sales of $2.7 million to affiliates of its parent, Invensys. In addition, Invensys Metering Systems received interest income of $1.6 million from Invensys during fiscal 2004. Immediately following the Acquisition, Invensys and its affiliates were no longer our affiliates. Therefore, any sales we make to Invensys and its affiliates are now considered sales to unaffiliated third parties. In addition, subsequent to the Acquisition, we do not maintain loan balances with Invensys or any of its affiliates that would result in interest income or expense being incurred.

During fiscal 2005, we obtained administrative services from Jordan Industries, Inc., an affiliate of The Jordan Company, LP. The services were primarily for assistance in the establishment of an office in China. We paid $0.1 million for the services in fiscal 2005 and will continue to obtain similar services in fiscal 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for audit and other services provided by Ernst & Young LLP for the years ended March 31, 2005 and 2004 (in millions):

	March 31, 2005	March 31, 2004
Audit	$1.6	$1.5

Total (1)	$1.6	$1.5

(1)	Total fees consist of audit fees for services provided in connection with the audit of our financial statements, services rendered in connection with our registration statements filed with the Securities and Exchange Commission, statutory audits, the delivery of related consents and reviews of our quarterly financial statements, and nominal tax preparation in Europe.

The Audit Committee reviewed the services rendered by Ernst & Young LLP and concluded that such services were compatible with maintaining the auditors’ independence. All audit and tax preparation services performed by our independent accountants are approved in advance by the Audit Committee to assure that such services do not impair the auditors’ independence from us.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements under Item 8. No financial statement schedules are filed by Items 8 and 14(d) of this report because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(b)	A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sensus Metering Systems (Bermuda 2) Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on June 21, 2005.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

By:	/s/ Daniel W. Harness
Daniel W. Harness Chief Executive Officer and President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities indicated on June 21, 2005.

Name	Positions

/s/ Daniel W. Harness	Director, Chief Executive Officer and President (Principal Executive Officer)
Daniel W. Harness

/s/ Peter Mainz	Chief Financial Officer (Principal Financial and Accounting Officer)
Peter Mainz

/s/ Jonathan F. Boucher	Director and Vice President
Jonathan F. Boucher

/s/ John W. Jordan II	Director
John W. Jordan II

/s/ David W. Zalaznick	Director
David W. Zalaznick

/s/ Thomas H. Quinn	Director
Thomas H. Quinn

/s/ Gerald J. Cardinale	Director
Gerald J. Cardinale

/s/ J. Jack Watson	Director
J. Jack Watson

/s/ H. Russel Lemcke	Director
H. Russel Lemcke

/s/ Bryan Kelln	Director
Bryan Kelln

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sensus Metering Systems Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on June 21, 2005.

SENSUS METERING SYSTEMS INC.

By:	/s/ Daniel W. Harness
Daniel W. Harness Chief Executive Officer and President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities indicated on June 21, 2005.

Name	Positions

/s/ Daniel W. Harness	Director, Chief Executive Officer and President (Principal Executive Officer)
Daniel W. Harness

/s/ Peter Mainz	Chief Financial Officer (Principal Financial and Accounting Officer)
Peter Mainz

/s/ Jonathan F. Boucher	Director and Vice President
Jonathan F. Boucher

/s/ John W. Jordan II	Director
John W. Jordan II

/s/ David W. Zalaznick	Director
David W. Zalaznick

/s/ Thomas H. Quinn	Director
Thomas H. Quinn

/s/ Gerald J. Cardinale	Director
Gerald J. Cardinale

/s/ J. Jack Watson	Director
J. Jack Watson

/s/ H. Russel Lemcke	Director
H. Russel Lemcke

/s/ Bryan Kelln	Director
Bryan Kelln

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Sensus Metering Systems Inc.

3.2	By-Laws of Sensus Metering Systems Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 filed on March 16, 2004).

3.3	Memorandum of Association of Company Limited by Shares of Sensus Metering Systems (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 filed on March 16, 2004).

3.4	Certificate of Incorporation of Sensus Metering Systems (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 filed on March 16, 2004).

3.5	Bye-Laws of Sensus Metering Systems (Bermuda 2) Ltd.

4.1	Indenture, dated as of December 17, 2003, between Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd., the Subsidiary Guarantors defined therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed on March 16, 2004).

4.2	Form of Senior Subordinated Note due 2013 (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 filed on March 16, 2004).

4.3	Registration Rights Agreement, dated as of December 17, 2003, between Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd., M&FC Holding LLC, Invensys Metering Headquarters Corporation, Smith-Blair Inc., Invensys Metering Systems—North America Inc., Invensys Precision Die Casting Inc., Sensus Metering Systems IP Holdings, Inc. and Credit Suisse First Boston Corporation and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 filed on March 16, 2004).

10.1	Credit Agreement, dated as of December 17, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.A.R.L., Sensus Metering Systems (Bermuda 2) Ltd., the lenders party thereto, Credit Suisse First Boston Corporation, as Administrative Agent, Credit Suisse First Boston Corporation and Goldman Sachs Credit Partners L.P., as Joint Bookrunners and Joint Lead Arrangers, Goldman Sachs Credit Partners L.P., as Syndication Agent and National City Bank, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.2	U.S. Guarantee and Collateral Agreement, dated as of December 17, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd., the Subsidiaries of Sensus Metering Systems Inc. identified therein, and Credit Suisse First Boston, as U.S. Collateral Agent (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 filed on March 16, 2004).

10.3	European Guarantee Agreement, dated as of December 17, 2003, among Sensus Metering Systems (Luxco 2) S.AR.L., Sensus Metering Systems (Bermuda 3) Ltd., Sensus Metering Systems (Luxco 1) S.AR.L., the Subsidiaries of Sensus Metering Systems (Luxco 2) S.AR.L. identified therein, and Credit Suisse First Boston, as European Collateral Agent (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 filed on March 16, 2004).

Exhibit No.	Description
10.4	Pledge Agreement, dated December 17, 2003, among Sensus Metering Systems (Luxco 3) S.AR.L. and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Sensus Metering Systems France Holdings (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 filed on March 16, 2004).

10.5	Pledge Agreement, dated December 17, 2003, among Sensus Metering Systems France Holdings and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Financiere Pollux (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 filed on March 16, 2004).

10.6	Pledge Agreement, dated December 17, 2003, among Financiere Pollux and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Invensys Metering Systems SAS (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 filed on March 16, 2004).

10.7	Shareholders Agreement, dated as of December 17, 2003, by and among Sensus Metering Systems (Bermuda 1) Ltd., The Resolute SIE, L.P., The Resolute Fund Netherlands PV I, L.P., The Resolute Fund Netherlands PV II, L.P., The Resolute Fund NQP, L.P., The Resolute Fund Singapore PV, L.P., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., and Goldman Sachs Direct Investment Fund 2000, L.P. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 filed on March 16, 2004).

10.8	Management Subscription and Shareholders Agreement, dated March 5, 2004, by and among Sensus Metering Systems (Bermuda 1) Ltd. and the persons named therein (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 filed on March 16, 2004).

10.9*	Employment and Non-Interference Agreement, dated December 17, 2003, by and between Dan Harness and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 filed on March 16, 2004).

10.10*	Employment and Non-Interference Agreement, dated December 17, 2003, by and between Peter Mainz and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 filed on March 16, 2004).

10.11*	Restricted Share Plan of Sensus Metering Systems (Bermuda 1) Ltd. (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 filed on March 16, 2004).

10.12*	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 filed on March 16, 2004).

10.13	Consultant Subscription and Shareholder Agreement, dated March 5, 2004, by and among Sensus Metering Systems (Bermuda 1) Ltd. and the person named therein (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-4 filed on March 16, 2004).

10.14	The Jordan Company, L.P. Management Consulting Agreement, dated December 17, 2003, by and among The Jordan Company, L.P., Sensus Metering Systems Inc. and its direct and indirect subsidiaries party thereto (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-4 filed on March 16, 2004).

Exhibit No.	Description
10.15	Letter Agreement, dated December 17, 2003, among The Jordan Company, L.P., Sensus Metering Systems Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 filed on March 16, 2004).

10.16	Transition Services Agreement, dated December 17, 2003, by and between Sensus Metering Systems Inc., Invensys plc, Invensys Inc., Invensys International Holdings Limited, BTR Industries Limited, Foxboro Iberica SA, BTR France SAS, Invensys Holdings Limited and Invensys SA (Pty) Ltd. (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-4 filed on March 16, 2004).

10.17	Non-Competition Agreement, dated December 17, 2003, by and between Invensys plc and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-4 filed on March 16, 2004).

10.18	Purchase Agreement, dated December 11, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd. and the Purchasers named therein (incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.19	Stock Purchase Agreement, dated October 21, 2003, by and among the sellers identified therein, Invensys plc and IMS Meters Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.20	Amendment No. 1 to Stock Purchase Agreement, dated December 17, 2003 (incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-4 filed on March 16, 2004).

10.21	Amendment No. 1 to the Credit Agreement, dated October 14, 2004, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.AR.L., Sensus Metering Systems (Bermuda 2) Ltd., the Lenders and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2004 (filed on October 18, 2004)).

10.22*	Summary of Compensation Arrangements for Certain Named Executive Officers.

10.23*	Management Incentive Plan of Sensus Metering Systems (Bermuda 2) Ltd.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensation plans.