Form 10-Q
period 2005-07-02
SENSUS METERING SYSTEMS INC; SENSUS METERING SYSTEMS BERMUDA 2 LTD
filed 2005-08-02
CIK 1281223, 1281226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

As of August 2, 2005, Sensus Metering Systems (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus Metering Systems (Bermuda 1) Ltd. and Sensus Metering Systems Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus Metering Systems (Bermuda 2) Ltd.

Part I—Financial Information

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

($ in millions, except per share and share data)

	July 2, 2005	March 31, 2005
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46.6	$54.9
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.7 at July 2, 2005 and March 31, 2005	80.5	90.4
Other	1.7	2.6
Inventories, net	52.5	49.2
Prepayments and other current assets	9.4	8.2
Deferred income taxes	5.5	5.5

Total current assets	196.2	210.8

Property, plant and equipment, net	116.0	120.2
Intangible assets, net	230.8	235.9
Goodwill	331.6	331.6
Deferred income taxes	18.1	18.0
Other long-term assets	23.2	23.7

Total assets	$915.9	$940.2

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$42.2	$52.6
Current portion of long-term debt	0.6	0.6
Income taxes payable	3.3	1.2
Restructuring accruals	3.2	4.0
Accruals and other current liabilities	46.2	54.6

Total current liabilities	95.5	113.0

Long-term debt, less current portion	499.2	499.8
Pensions	36.4	38.8
Deferred income taxes	82.1	82.2
Other long-term liabilities	10.9	11.1
Minority interest	1.4	1.3

Total liabilities	725.5	746.2

STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	200.0	200.0
Accumulated deficit	(11.1)	(6.9)
Accumulated other comprehensive income	1.5	0.9

Total stockholder’s equity	190.4	194.0

Total liabilities and stockholder’s equity	$915.9	$940.2

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions)

	Fiscal Quarter Ended July 2, 2005	Fiscal Quarter Ended July 3, 2004
	(unaudited)	(unaudited)
NET SALES	$146.8	$139.4
COST OF SALES	102.5	98.1

GROSS PROFIT	44.3	41.3

OPERATING EXPENSES:
Selling, general and administrative expenses	27.0	24.1
Restructuring costs	1.4	2.0
Amortization of intangible assets	5.7	5.0
Other operating expense, net	0.8	0.5

OPERATING INCOME FROM CONTINUING OPERATIONS	9.4	9.7

NON-OPERATING EXPENSE:

Interest expense, net	(9.1)	(9.4)
Other expense, net	(2.0)	—

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(1.7)	0.3

PROVISION FOR INCOME TAXES	2.4	0.8

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(4.1)	(0.5)

MINORITY INTEREST	(0.1)	(0.1)

LOSS FROM CONTINUING OPERATIONS	(4.2)	(0.6)

LOSS FROM DISCONTINUED OPERATIONS	—	(0.1)

NET LOSS	$(4.2)	$(0.7)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Fiscal Quarter Ended July 2, 2005	Fiscal Quarter Ended July 3, 2004
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net loss	$(4.2)	$(0.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4.5	4.5
Amortization of intangible assets	5.7	5.0
Amortization of deferred financing costs	0.3	0.6
Deferred income taxes	(0.1)	(0.8)
Net loss on sale of assets	0.1	—
Loss on foreign currency remeasurement	1.9	—
Minority interest	0.1	0.1
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	7.8	0.4
Inventories	(4.6)	(1.1)
Accounts payable, accruals and other current liabilities	(16.8)	(5.4)
Other current assets	(0.5)	1.4
Other long-term assets	0.1	(3.4)
Other long-term liabilities	0.1	(1.3)
Income taxes	2.2	—
Pensions	0.3	0.3

Net cash used in operating activities	(3.1)	(0.4)

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(3.8)	(3.4)
Purchases of intangible assets	(0.7)	—
Nexus acquisition	—	(5.0)
Other	0.3	—

Net cash used in investing activities	(4.2)	(8.4)

FINANCING ACTIVITIES:
Decrease in short-term borrowings	—	(2.4)
Principal payments on debt	(0.6)	(0.6)

Net cash used in financing activities	(0.6)	(3.0)
Effect of exchange rate changes on cash	(0.4)	(0.1)

DECREASE IN CASH AND CASH EQUIVALENTS	(8.3)	(11.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$54.9	$48.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46.6	$36.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid during the period for:

Interest	$15.0	$14.3

Income taxes	$0.4	$1.5

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Acquisition

The Company was formed on December 17, 2003 through the acquisition (the “Acquisition”) of the metering systems and certain other businesses of Invensys plc (“Invensys”). Prior to the Acquisition, the Company had no active business operations. The metering systems businesses operated by Invensys prior to the Acquisition are referred to herein as “Predecessor” or “Invensys Metering Systems”. The Acquisition was financed through a combination of borrowings under a $230.0 million term loan facility that is part of the Company’s senior credit facilities, the issuance of $275.0 million of senior subordinated notes (“the Notes”), and equity contributions from the principal investors in the Company and certain officers and directors of the Company.

Principles of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for the fair presentation of the unaudited consolidated financial statements have been included, and the unaudited consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2005 and related notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC.

The accompanying consolidated financial statements present results of the Company for the fiscal quarters ended July 2, 2005 and July 3, 2004. The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

Reclassifications

Certain reclassifications have been made to the financial statements for the fiscal quarter ended July 3, 2004 to conform to the fiscal quarter ended July 2, 2005 presentation. The reclassifications had no material impact on our consolidated results of operations reported in any period presented.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement No. 123, Accounting for Share-Based Payment, Revised Statement (“FAS 123(R)”). FAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95, Statement of Cash Flows. FAS 123(R) requires that the compensation cost related to share-based payment transactions be recognized in the financial statements. The cost recognized in the financial statements will be

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the fair value of the equity or liability instruments issued. FAS 123(R) also offers additional guidance on measuring the fair value of share-based payment awards. Sensus Metering Systems (Bermuda 1) Ltd. maintains a Restricted Share Plan that provides for the award of restricted common shares to officers, directors and consultants of the Company. The Company will adopt FAS 123(R) in the first quarter of fiscal 2007. As permitted by FAS 123(R), the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. The Company has not assessed the impact the adoption of FAS 123(R) may have on its results of operations, or overall financial position.

Stock-Based Compensation

The restricted shares issued pursuant to the Restricted Share Plan are service time vested in years three through five from the date of grant, provided that no vesting will occur until the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Restricted Share Plan are generally subject to restrictions on transfer rights, repurchase rights and other limitations as set forth in the management subscription and shareholder’s agreement. The Company accounts for share-based payments to employees using the intrinsic value method in accordance with APB 25. No compensation expense related to the Restricted Share Plan was recognized during the fiscal quarters ended July 2, 2005 and July 3, 2004.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

2. Intangible Assets

Intangible assets consist of goodwill, tradenames, patents, non-competition agreements and customer and distributor relationships. Goodwill at July 2, 2005 represents the excess of the purchase price paid by the Company for Invensys Metering Systems and NexusData, Inc. (“Nexus”) (see Note 11) over the fair value of the respective net assets acquired. The purchase price allocation for Invensys Metering Systems and Nexus resulted in $331.6 million of goodwill being recorded as of July 2, 2005. The goodwill can be attributed to the value placed on the Company being an industry leader with market-leading positions in the North American water metering market and the North American clamps and couplings market, and anticipated future earnings and related cash flows of the acquired businesses.

Intangible assets are summarized as follows (in millions):

	July 2, 2005		March 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$331.6	$—	$331.6	$—
Tradenames (indefinite lived)	27.3	—	27.3	—

	358.9	—	358.9	—

Intangible assets subject to amortization:
Distributor and marketing relationships	191.0	(17.3)	190.3	(14.3)
Non-competition agreements	30.5	(11.6)	30.5	(9.7)
Patents	15.0	(4.1)	15.2	(3.4)

	236.5	(33.0)	236.0	(27.4)

Total intangible assets	$595.4	$(33.0)	$594.9	$(27.4)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost is determined based on standard cost with appropriate adjustments to approximate FIFO cost. Market is determined on the basis of estimated realizable values.

Inventories consisted of the following (in millions):

	July 2, 2005	March 31, 2005
Raw materials, parts and supplies	$30.7	$28.3
Work in process	13.1	12.4
Finished goods	10.6	10.9

Allowance for shrink and obsolescence	(1.9)	(2.4)

Inventories, net	$52.5	$49.2

4. Financial Instruments

We use derivative instruments, such as forward contracts, to manage our exposure to market risks such as foreign exchange risks. We record derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value. Corresponding gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other non-operating income and expense in our consolidated statements of operations.

As of July 2, 2005, we had four foreign currency forward contracts outstanding to purchase approximately $33.7 million of U.S. dollars by selling approximately a) €17.9 million with an expiration date of June 28, 2006, b) £1.2 million with an expiration date of January 3, 2006, c) CAD 2.0 million with an expiration date of September 30, 2005, and d) SKK 253.6 million with an expiration date of June 30, 2006. These contracts were arranged to manage the exposure to foreign currency risks related to certain intercompany receivable and payable balances, or third-party receivables, denominated in those currencies. The Company recorded a $0.2 million gain on the forward contracts for the fiscal quarter ended July 2, 2005.

5. Restructuring Costs

The following table reflects activity of the Company for the fiscal quarters ended July 2, 2005 and July 3, 2004, which are associated with restructuring costs related to the Company’s restructuring initiatives (in millions):

	Fiscal Quarter Ended July 2, 2005	Fiscal Quarter Ended July 3, 2004
Severance and other related costs:
Related to headcount reduction initiatives	$1.2	$2.0
Related to outsourcing	0.2	—

Restructuring costs charged to operations	$1.4	$2.0

For the fiscal quarter ended July 2, 2005, the Company incurred $1.4 million of restructuring costs related to ongoing activities to rationalize its water meter product lines in Europe and to relocate selected North America pipe joining manufacturing lines. These activities affect both direct and indirect personnel and will result in a net headcount reduction of 40 employees primarily in the Company’s German water meter production facility. The Company anticipates that these initiatives will be completed by March 31, 2006.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The charge for restructuring costs was comprised of the following (in millions):

	Fiscal Quarter Ended July 2, 2005	Fiscal Quarter Ended July 3, 2004
Employee severance and exit costs accrued	$0.9	$2.0
Expensed as incurred	0.5	—

Total	$1.4	$2.0

Restructuring accruals are summarized as follows (in millions):

	Fiscal Quarter Ended July 2, 2005	Fiscal Quarter Ended July 3, 2004
Balance at beginning of year	$7.0	$8.6
Cash payments	(1.5)	(1.7)
Accrue for new committed/announced programs	0.9	2.0
Effect of foreign currency translation	(0.5)	—

Balance at end of period	$5.9	$8.9

Current portion	$3.2	$8.9
Non-current portion	2.7	—

Total	$5.9	$8.9

The current portion of the restructuring accrual is reflected in a separate line in current liabilities, and the non-current portion is reflected in Other long-term liabilities on the Company’s consolidated balance sheets.

6. Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following (in millions):

	Fiscal Quarter Ended July 2, 2005	Fiscal Quarter Ended July 3, 2004
Net loss	$(4.2)	$(0.7)
Other comprehensive income:
Foreign currency translation adjustment	0.6	(0.2)

Comprehensive loss	$(3.6)	$(0.9)

7. Warranty Obligations

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Warranty reserves are reflected within accruals and other current liabilities and other long-term liabilities in the accompanying consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents a reconciliation of the changes in product warranty reserves for the periods presented (in millions):

	July 2, 2005	July 3, 2004
Balance at beginning of year	$7.8	$8.6
Warranties issued	1.1	0.6
Settlements made	(1.3)	(0.6)

Balance at end of period	$7.6	$8.6

Current portion	3.9	3.5
Non-current portion	3.7	5.1

Total	$7.6	$8.6

8. Income Taxes

The current fiscal period effective tax rates were the result of income taxes being incurred on the taxable income of the Company’s global operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

9. Discontinued Operations

On September 10, 2004, the Company sold the assets of its utility billing software company, IMSofTech, Inc. (“IMSofTech”) for $1.1 million. IMSofTech was not considered by the Company to be a core component of its metering systems business strategy of providing intelligent metering systems-based solutions to the global utility markets.

On September 30, 2004, the Company sold its 51% interest in Measurement Solutions International LLC (“MSI”), a full service meter asset management organization based in Paulsboro, New Jersey, for $0.6 million. The sale was also affected as part of the Company’s strategy to focus on its core business within the metering systems segment. The sales price consisted of (1) $300,000 cash received in September 2004, (2) $30,000 cash received in December 2004, (3) $225,000 cash, receivable upon renewal of specific service contracts, and (4) an amount in cash equal to 2% of revenue earned by MSI on new service contracts generated by the Company through August 31, 2006. The contingent consideration will be recognized once collectibility is assured.

These dispositions have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and accordingly, amounts in the consolidated statement of operations for the fiscal quarter ended July 3, 2004 have been reclassified to reflect the dispositions as discontinued operations. Neither operation had activity or results of operations in the fiscal quarter ended July 2, 2005. The results of operations for the discontinued businesses are as follows (in millions):

Fiscal Quarter Ended July 3, 2004
(unaudited)
Net sales	$1.3
Cost of sales	1.0

Gross profit	0.3
Operating expenses:
Selling, general and administrative expenses	0.4

Operating loss from discontinued operations	(0.1)

Loss from discontinued operations	$(0.1)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Retirement Benefits

The Company has defined benefit plans in Germany and the United States. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company’s policy is to fund its pension obligations in conformity with the funding requirements of the laws and governmental regulations applicable in the respective country.

The following information reflects the benefit obligation, plan assets and net liability information for participants in the German retirement benefit plans. That information is summarized as follows (in millions):

	Fiscal Quarter Ended
	July 2, 2005	July 3, 2004
Benefit obligation at beginning of year	$39.9	$37.1
Service cost	0.2	0.2
Interest cost	0.5	0.4
Benefits paid	(0.5)	(0.5)
Currency translation	(2.9)	(0.1)

Benefit obligation at end period.	$37.2	$37.1

Net periodic benefit cost	$0.7	$0.6

Net liability on balance sheet consists of:
Current pension liability	$1.9	$—
Long-term pension liability	35.3	37.1

Net liability on balance sheet	$37.2	$37.1

The accumulated benefit obligation for the U.S. retirement benefit plan was $1.1 million and $0.5 million at July 2, 2005 and July 3, 2004, respectively. The net periodic benefit cost was $0.2 million for the fiscal quarters ended July 2, 2005 and July 3, 2004.

The Company expects to continue to make contributions sufficient to fund benefits paid under its pension plans. Such contributions are expected to total approximately $2.9 million in fiscal 2006.

11. Acquisition

As of June 4, 2004, the Company purchased certain assets of Nexus for $6.0 million, excluding transaction costs. Pursuant to the purchase agreement, $5.0 million was paid in the fiscal quarter ended July 3, 2004. This purchase provides the Company with full ownership of a fixed network AMR system for the water, gas and electric utility markets. Prior to the acquisition, the Company had an exclusive distribution agreement with Nexus for the water utility market. This transaction has been accounted for as a purchase.

The Company has completed its final purchase price allocation attributable to the Nexus acquisition as follows (in millions):

Property, plant and equipment	$0.5
Goodwill	1.7
Intangible assets	4.5

Total assets acquired	6.7

Fair value of net assets acquired	$6.7

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the purchase price resulted in the recognition of $1.7 million of goodwill attributable to the anticipated future earnings and related cash flows, plus transaction costs of $0.7 million related to this acquisition. The Company allocated $4.5 million of the purchase price to intangible assets, $4.0 million of which was related to intellectual property that will be amortized over 3 years. The remaining $0.5 million of intangible assets was related to non-competition agreements that will be amortized over 7 years.

The purchase agreement also included provisions for payment of additional considerations, up to a total of $1.5 million, to be paid to Nexus based on specific performance criteria of the acquired business through June 4, 2007. Any payments made based on these criteria will adjust the Nexus purchase price and be allocated to goodwill. As of the fiscal quarter ended July 2, 2005, approximately $0.1 million of consideration was accrued, with payment scheduled for August 2005.

12. Guarantor Subsidiaries

The following tables present condensed consolidating unaudited financial information of the Company at July 2, 2005 and the audited financial information of the Company at March 31, 2005 and the unaudited financial information of the Company for the fiscal quarter ended July 3, 2004, for: (a) Sensus Metering Systems (Bermuda 2) Ltd. (referred to as Parent), (b) Sensus Metering Systems Inc., the issuer of the Notes (referred to as Issuer), (c) on a combined basis, the subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. that are guaranteeing the Notes, which include all of the wholly-owned U.S. domestic subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. (“Guarantor Subsidiaries”), and (d) on a combined basis, the subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. that are not guaranteeing the Notes (“Non-Guarantor Subsidiaries”). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets (unaudited)

July 2, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$32.5	$14.1	$—	$46.6
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	—	47.6	32.9	—	80.5
From affiliates	(1.4)	(53.6)	64.6	(9.6)	—	—
Other	—	—	0.4	1.3	—	1.7
Inventories, net	—	—	29.1	23.4	—	52.5
Prepayments and other current assets	—	—	6.3	3.1	—	9.4
Deferred income taxes	—	—	4.9	0.6	—	5.5

Total current assets	(1.4)	(53.6)	185.4	65.8	—	196.2

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	—	65.5	50.5	—	116.0
Intangible assets, net	—	18.4	171.4	41.0	—	230.8
Goodwill	—	—	300.7	30.9	—	331.6
Investment in subsidiaries	654.1	609.1	7.6	—	(1,270.8)	—
Deferred income taxes	—		16.7	1.4	—	18.1
Other long-term assets	—	20.5	0.7	2.0	—	23.2

Total assets	$652.7	$1,027.6	$748.0	$220.7	$(1,733.1)	$915.9

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$—	$26.1	$16.1	$—	$42.2
Current portion of long-term debt	—	0.5	—	0.1	—	0.6
Income taxes payable	—	(21.2)	24.1	0.4	—	3.3
Restructuring accruals	—	—	0.5	2.7	—	3.2
Accruals and other current liabilities	—	2.5	20.3	23.4	—	46.2

Total current liabilities	—	(18.2)	71.0	42.7	—	95.5

Notes payable to affiliates	462.3	(1.2)	—	1.2	(462.3)	—
Long-term debt, less current portion	—	470.0	—	29.2	—	499.2
Pensions	—	—	1.1	35.3	—	36.4
Deferred income taxes	—	—	60.0	22.1	—	82.1
Other long-term liabilities	—	—	6.8	4.1	—	10.9
Minority interests	—	—	—	1.4	—	1.4

Total liabilities	462.3	450.6	138.9	136.0	(462.3)	725.5

Stockholders’ equity	190.4	577.0	609.1	84.7	(1,270.8)	190.4

Total liabilities and stockholders’ Equity	$652.7	$1,027.6	$748.0	$220.7	$(1,733.1)	$915.9

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets (audited)

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended July 2, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)
Net sales	$—	$—	$102.5	$45.9	$(1.6)	$146.8
Cost of sales	—	—	71.1	33.0	(1.6)	102.5

Gross profit	—	—	31.4	12.9	—	44.3

Selling, general and administrative expenses	—	0.1	14.0	12.9	—	27.0
Restructuring costs	—	—	0.3	1.1	—	1.4
Amortization of intangible assets	—	1.8	3.1	0.8	—	5.7
Other operating expense, net	—	—	0.8	—	—	0.8

Operating (loss) income	—	(1.9)	13.2	(1.9)	—	9.4

Non-operating (expense) income:
Interest (expense) income	—	(8.9)	0.5	(0.7)		(9.1)
Equity in (loss) earnings of subsidiaries	(4.2)	12.6	0.3	—	(8.7)	—
Other income (expense), net	—	—	0.1	(2.1)	—	(2.0)

(Loss) income before income taxes and minority interest	(4.2)	1.8	14.1	(4.7)	(8.7)	(1.7)

Provision for income taxes	—	0.3	1.8	0.3	—	2.4

(Loss) income before minority interest	(4.2)	1.5	12.3	(5.0)	(8.7)	(4.1)

Minority interest	—	—	—	(0.1)	—	(0.1)

Net (loss) income	$(4.2)	$1.5	$12.3	$(5.1)	$(8.7)	$(4.2)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended July 3, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)
Net sales	$—	$—	$98.2	$42.6	$(1.4)	$139.4
Cost of sales	—	—	67.2	32.3	(1.4)	98.1

Gross profit	—	—	31.0	10.3	—	41.3

Selling, general and administrative expenses	—	—	12.3	11.8	—	24.1
Restructuring costs	—	0.4	—	1.6	—	2.0
Amortization of intangible assets	—	1.9	2.6	0.5	—	5.0
Other operating expense, net	—	—	0.5	—	—	0.5

Operating (loss) income from continuing operations	—	(2.3)	15.6	(3.6)	—	9.7

Non-operating (expense) income:
Interest expense, net	—	(9.0)	—	(0.4)	—	(9.4)
Equity in (loss) earnings of subsidiaries	(0.7)	10.3	(0.1)	—	(9.5)	—

(Loss) income from continuing operations before income taxes and minority interest	(0.7)	(1.0)	15.5	(4.0)	(9.5)	0.3

(Benefit) provision for income taxes	—	(4.6)	5.2	0.2	—	0.8

(Loss) income from continuing operations before minority interest	(0.7)	3.6	10.3	(4.2)	(9.5)	(0.5)

Minority interest	—	—	—	(0.1)	—	(0.1)

(Loss) income from continuing operations	(0.7)	3.6	10.3	(4.3)	(9.5)	(0.6)

Loss from discontinued operations	—	—	—	(0.1)	—	(0.1)

Net (loss) income	$(0.7)	$3.6	$10.3	$(4.4)	$(9.5)	$(0.7)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Fiscal Quarter Ended July 2, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)
Operating activities
Net (loss) income	$(4.2)	$1.5	$12.3	$(5.1)	$(8.7)	$(4.2)
Non-cash adjustments	—	2.3	6.7	3.5	—	12.5
Undistributed equity in loss (earnings) of subsidiaries	4.2	(13.1)	0.2	—	8.7	—
Changes in operating assets and liabilities	—	9.8	(23.5)	2.3	—	(11.4)

Cash provided by (used in) operating activities	—	0.5	(4.3)	0.7	—	(3.1)

Investing activities
Expenditures for property, plant and equipment and intangibles	—	—	(2.3)	(2.2)	—	(4.5)
Other investments	—	—	—	0.3	—	0.3

Cash used in investing activities	—	—	(2.3)	(1.9)	—	(4.2)

Financing activities
Principal payments on debt	—	(0.5)	—	(0.1)	—	(0.6)

Net cash used in financing activities	—	(0.5)	—	(0.1)	—	(0.6)

Effect of exchange rate changes on cash	—	—	—	(0.4)	—	(0.4)
Decrease in cash and cash equivalents	$—	$—	$(6.6)	$(1.7)	$—	$(8.3)

Cash and cash equivalents at beginning of year	$—	$—	$39.1	$15.8	$—	$54.9

Cash and cash equivalents at end of period	$—	$—	$32.5	$14.1	$—	$46.6

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Fiscal Quarter Ended July 3, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)
Operating activities
Net (loss) income	$(0.7)	$3.6	$10.3	$(4.4)	$(9.5)	$(0.7)
Non-cash adjustments	—	2.1	4.6	2.7	—	9.4
Undistributed equity in loss (earnings) of subsidiaries	0.7	(10.3)	0.1	—	9.5	—
Changes in operating assets and liabilities	—	1.9	(12.1)	1.1	—	(9.1)

Cash (used in) provided by operating activities	—	(2.7)	2.9	(0.6)	—	(0.4)

Investing activities
Expenditures for property, plant, and equipment	—	—	(2.3)	(1.1)	—	(3.4)
Nexus acquisition	—	—	—	(5.0)	—	(5.0)

Cash used in investing activities	—	—	(2.3)	(6.1)	—	(8.4)

Financing activities
Activity with affiliates	—	3.1	(9.3)	6.2	—	—
Decrease in short-term borrowings	—	—	—	(2.4)	—	(2.4)
Principal payments on debt	—	(0.6)	—	—	—	(0.6)

Net cash provided by (used in) financing activities	—	2.5	(9.3)	3.8	—	(3.0)

Effect of exchange rate changes on cash	—	—	—	(0.1)	—	(0.1)
Decrease in cash and cash equivalents	$—	$(0.2)	$(8.7)	$(3.0)	$—	$(11.9)

Cash and cash equivalents at beginning of year	$—	$12.7	$18.1	$17.7	$—	$48.5

Cash and cash equivalents at end of period	$—	$12.5	$9.4	$14.7	$—	$36.6

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Segment Information

Reporting Segments

The Company has two principal product groups: metering systems products and support products. Metering systems products include advanced metering and related AMR communications systems and consists of four principal metering product categories: water, gas, heat and electricity. Support products include pipe joining and repair products and die-casting products. The two product groups, plus corporate operations, are organized into two reporting segments: Metering and Related Communication Systems and All Other. The segment information is based on the Company’s current segment reporting structure and historical information has been conformed to the current structure.

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

Reporting Segment Products

Reporting Segment	Major Products
Metering and Related Communication Systems	Commercial and residential water, gas, electric and heat meters and systems used by utilities. AMR metering systems, handheld computers and related installation and implementation support.

All Other	Pipe joining, tapping and repair products that consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used by utilities in pipe joining and pipe repair applications. Die casting products that consist of high quality thin-wall, low porosity aluminum die-castings, generally targeting the automotive industry and gas utility markets.

The following tables provide significant changes in trends or components of revenue and operating income (loss) for each segment:

	Fiscal Quarter Ended
	July 2, 2005	July 3, 2004
	($ in millions)

Segment revenues
Metering and related communication systems	$123.6	$116.3
All other	29.1	28.6
Eliminations	(5.9)	(5.5)

Total	$146.8	$139.4

Operating income (loss)
Metering and related communication systems	$9.7	$8.5
All other	(0.3)	1.2

Total	$9.4	$9.7

Profit (loss) before income taxes
Metering and related communication systems	$7.4	$7.8
All other	(9.1)	(7.5)

Total	$(1.7)	$0.3

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Segments

Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales to Third Parties		Long-Lived Assets
	July 2, 2005	July 3, 2004	July 2, 2005	March 31, 2005

North America	$102.3	$97.8	$559.9	$566.3
Europe, Mid East, Africa	41.5	39.0	108.6	112.4
South America	2.3	1.3	1.4	1.3
Asia	0.7	1.3	8.5	7.7

Total	$146.8	$139.4	$678.4	$687.7

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

14. Commitments and Contingent Liabilities

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

The Company, as well as many other third parties, has been named as a defendant in several lawsuits filed related to illnesses from exposure to asbestos or asbestos-containing products. The complaints fail to specify which plaintiffs allegedly were involved with the Company’s products, and because the cases are in initial stages, it is uncertain whether any plaintiffs have asbestos-related illnesses or dealt with the Company’s products, much less whether any plaintiffs were exposed to an asbestos-containing component part of the Company’s product or whether such part could have been a substantial contributing factor to the alleged illness. The Company is unable to estimate the amount of its exposure, if any, related to these claims at this time. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s net earnings or financial position. See Part II-Other Information, Item 1. Legal Proceedings.

The Company entered into contracts that contain guarantees that could require performance or payment under certain conditions. The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At July 2, 2005, we had $4.1 million of renewable letters of credit outstanding with expiration dates ranging from one month to 12 months.

15. Subsequent Event

The Company formed a joint venture in China between its Sensus Precision Die Casting business and Yangzhou Runlin Investment Co., Ltd. to create a low-cost manufacturing capability in China, as well as pursue precision die casting product opportunities on a global basis. The Company has a 60% ownership interest in the joint venture. The joint venture is called Sensus - Rongtai Precision Die Casting (Yangzhou) Co., Ltd. and is headquartered in Jiangdu, China. The joint venture purchased the operating assets of Yangzhou Rongtai Industrial Development Co., Ltd., a leading producer of aluminum die-casting parts for Chinese automotive and motorcycle manufacturers. The Company funded $9.0 million of its capital obligation to the joint venture on July 18, 2005, which were used primarily to acquire the operating assets of Yangzhou Rongtai Industrial Development Co., Ltd.

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

We operate on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. References herein to a fiscal quarter refer to the three-month period ended as of that date. The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements for the fiscal quarter ended July 2, 2005 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2005 and related notes thereto included in our Annual Report on Form 10-K filed with the SEC.

Unless the context otherwise indicates or requires, the use in this Quarterly Report on Form 10-Q of the terms “we,” “us” or “our” refers to Sensus Metering Systems (Bermuda 2) Ltd. and its consolidated subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts to the nearest hundred thousand dollars.

General

We are a leading provider of advanced metering and related communications systems to the worldwide utility industry and have over a century of experience in designing and manufacturing metering products. We are the largest global manufacturer of water meters and have a substantial share of the sales of automated meter reading (“AMR”) devices to North American water utilities. Additionally, we believe that we are a leading global developer and manufacturer of gas and heat metering systems and are an emerging participant in the North American electric metering market with iCon, our solid-state electricity meter. We are recognized throughout the metering industry for developing and manufacturing metering products with long-term accuracy and unique product features, as well as for providing comprehensive customer service for all of our products. In addition to our metering business, we believe we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die-castings.

During the fiscal quarter ended July 2, 2005, we:

•	increased sales over the comparable period in 2004 by 5%;

•	maintained gross margin percentages at historic levels;

•	continued restructuring activities to align manufacturing operations with market conditions;

•	initiated foreign exchange hedging to minimize the impact of currency fluctuations; and

•	created a joint venture to expand our die-casting business into Asia/Pacific markets.

History and the Acquisition

The Company was formed on December 17, 2003 through the acquisition of the metering systems and certain other businesses of Invensys plc (the “Acquisition”). We and our predecessors have been supplying metering and related products for over a century. Our current business was created in early 1999 when BTR plc and Siebe plc merged to form Invensys plc. Following this merger and until the completion of the Acquisition, our business was generally operated by Invensys plc as a single product group and participated in various strategic initiatives implemented by Invensys plc, including customer development, services, and project management and lean supply chain programs. We are a recently formed company with limited operating history as a stand-alone company, which may lead to risks or unanticipated expenses similar to those of a start-up company.

Recent Restructuring and Cost Savings Initiatives

In fiscal 2005, we implemented a number of initiatives to reduce our overall cost base and improve operating margins. We expect to incur additional restructuring costs of approximately $4.1 million in fiscal 2006 to conclude the ongoing initiatives, generating savings in facility costs, direct labor costs, manufacturing overhead costs and general and administrative costs resulting in estimated annual savings of $2.7 million. For the fiscal quarter ended July 2, 2005, we incurred $1.4 million of restructuring costs, primarily related to employee severance and exit activities.

Other Information About Our Business

The following table presents, as of the dates indicated, additional information about our operations and business:

	Fiscal Quarter Ended
	July 2, 2005	March 31, 2005	January 1, 2005	September 30, 2004	July 3, 2004	March 31, 2004
Orders (in millions)	$150.5	$168.6	$138.7	$138.8	$143.2	$148.6
Total net sales (in millions)	$146.8	$162.9	$124.3	$143.2	$139.4	$157.8
Employees	3,372	3,350	3,269	3,366	3,424	3,328

Results of Operations

The following table provides results of operations of the Company:

($ in millions)	Fiscal Quarter Ended July 2, 2005%		Fiscal Quarter Ended July 3, 2004%
Net sales	$146.8	100%	$139.4	100%
Gross profit	44.3	30%	41.3	30%
Selling, general and administrative expenses …	27.0	18%	24.1	17%
Restructuring costs	1.4	1%	2.0	1%
Amortization of intangible assets	5.7	4%	5.0	4%
Other operating expense, net	0.8	—	0.5	1%

Operating income from continuing operations	9.4	7%	9.7	7%
Interest expense, net	(9.1)	(6)%	(9.4)	(7)%
Other non-operating expense, net	(2.0)	(2)%	—	—

(Loss) income from continuing operations before income taxes and minority interest	(1.7)	(1)%	0.3	—
Provision for income taxes	2.4	2%	0.8	1%

Loss from continuing operations before minority interest	(4.1)	(3)%	(0.5)	(1)%
Minority interest	(0.1)	—	(0.1)	—

Loss from continuing operations	(4.2)	(3)%	(0.6)	(1)%
Loss from discontinued operations	—	—	(0.1)	—

Net loss	$(4.2)	(3)%	$(0.7)	(1)%

Fiscal Quarter Ended July 2, 2005 Compared with Fiscal Quarter Ended July 3, 2004

Net Sales. Sales increased $7.4 million, or 5%, from $139.4 million in the fiscal quarter ended July 3, 2004 to $146.8 million in the fiscal quarter ended July 2, 2005. Favorable currency translation, due primarily to the appreciation of the euro against the U.S. dollar, accounted for a sales increase of $2.1 million for the fiscal quarter ended July 2, 2005. We continue to experience strong demand for metering systems, due to continued growth of AMR applications and strong product sales for water, gas and electric meters. North American sales of water meters for the fiscal quarter ended July 2, 2005 increased by $3.3 million, or 6%, compared to the fiscal quarter ended July 3, 2004, due primarily to continued buoyancy for AMR applications and products. Gas meter sales in North America for the fiscal quarter ended July 2, 2005 increased by $1.1 million, or 8%, versus the fiscal quarter ended July 3, 2004, due to increased sales volume of all gas products. The Europe/Middle East/Africa water meter market delivered increased sales of $1.1 million, or 3%, for the fiscal quarter ended July 2, 2005, net of foreign currency impact, as compared to the fiscal quarter ended July 3, 2004, due to expansion into Italy and Algeria. Sales from our precision die casting products increased by $0.5 million, or 3%, compared to the fiscal quarter ended July 3, 2004. Pipe joining and repair products sales increased by $0.1 million, or 1%, compared to the fiscal quarter ended July 3, 2004.

Our top ten customers accounted for approximately 35% of total net sales in the fiscal quarter ended July 2, 2005. Sales to distributors affiliated with National Waterworks, Inc., our largest customer, constituted approximately 13% of total net sales, and 12% of metering sales in the fiscal quarter ended July 2, 2005. No other individual customer accounted for more than 5% of total net sales.

We expect that net sales will be strong for the remainder of the fiscal year, with increases over the prior fiscal year due to demand for AMR systems, expansion into new markets and favorable general economic trends.

Gross Profit. Gross profit increased by $3.0 million (net of a $0.5 million unfavorable foreign currency impact), or 7%, from $41.3 million for the fiscal quarter ended July 3, 2004 to $44.3 million for the fiscal quarter ended July 2, 2005, and was consistent as a percentage of sales at 30%. The increase in gross profit was primarily the result of favorable revenues, combined with cost reductions resulting from restructuring activities, offsetting increased worldwide material prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal quarter ended July 2, 2005 increased by $2.9 million, or 12%, to $27.0 million, from $24.1 million for the fiscal quarter ended July 3, 2004. Expenses, as a percentage of net sales, increased to 18% from 17% for the fiscal quarter ended July 2, 2005 compared to the fiscal quarter ended July 3, 2004. The increase was due partially to foreign currency translation that resulted in an increase in foreign-based administrative costs, as expressed in US dollars, of $0.6 million for the fiscal quarter ended July 2, 2005. The remaining increase in selling, general and administrative expenses for the fiscal quarter ended July 2, 2005 was due to increased investments in research and development, building the finance and accounting function infrastructure, and expansion into new markets in Italy and Algeria.

Restructuring Costs. Restructuring costs decreased by $0.6 million for the fiscal quarter ended July 2, 2005 to $1.4 million from $2.0 million for the fiscal quarter ended July 3, 2004. The decrease was primarily the result of the European restructuring activities to achieve our targeted operational footprint nearing completion. Actions to rationalize the pipe joining and gas manufacturing operations constitute the majority of current year activities. We expect to incur additional restructuring costs of approximately $4.1 million through March 31, 2006.

Amortization of Intangible Assets. Amortization of intangible assets increased by $0.7 million from $5.0 million for the fiscal quarter ended July 3, 2004 to $5.7 million for the fiscal quarter ended July 2, 2005 due primarily to the purchase of intangibles with the NexusData, Inc. acquisition. Amortization expense primarily relates to the intangible assets recorded at the time of the Acquisition for non-competition agreements, customer relationships and patents. We expect that amortization of intangible assets will continue to be incurred at current levels throughout the fiscal year, assuming we do not consummate any acquisitions.

Other Operating Expense, Net. Other operating expense, net of $0.8 million for the fiscal quarter ended July 2, 2005 increased by $0.3 million compared to $0.5 million for the fiscal quarter ended July 3, 2004. The increase in other operating expense, net is related to $0.2 million of regulatory fees and $0.1 million of other fees and expenses. Other operating expense, net relates primarily to the quarterly management fee and expenses of $0.5 million paid to The Jordan Company, L.P. We expect that other operating expense will continue to be incurred at current levels throughout the fiscal year.

Interest Expense, Net. Interest expense, net was $9.1 million for the fiscal quarter ended July 2, 2005 compared with $9.4 million for the fiscal quarter ended July 3, 2004. The decrease in interest expense, net is primarily the result of reduced principal balances on our outstanding debt.

Other Non-Operating Expense, Net. Other non-operating expense, net of $2.0 million for the fiscal quarter ended July 2, 2005 is related primarily to net foreign currency exchange losses due to remeasurement on intercompany loans in Europe.

Provision for Income Taxes. Income tax expense for the fiscal quarter ended July 2, 2005 increased by $1.6 million, or 200%, compared with the fiscal quarter ended July 3, 2004 from $0.8 million to $2.4 million. The current fiscal period effective tax rates were the result of income taxes being incurred on the taxable income of the Company’s global operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

Minority Interest. Minority interest for the fiscal quarters ended July 2, 2005 and July 3, 2004 remained constant and is related to our partner’s share of earnings in our Algeria, China and India joint ventures.

Net Loss. Net loss of $4.2 million for the fiscal quarter ended July 2, 2005 increased by $3.5 million compared to $0.7 million for the fiscal quarter ended July 3, 2004 due primarily to:

•	foreign currency exchange losses on remeasurement of intercompany loans;

•	increased selling, general and administrative expenses;

•	greater amortization of intangible assets; and

•	our inability to record an income tax benefit on foreign net operating loss carryforwards in certain jurisdictions.

EBITDA. EBITDA decreased by $1.5 million from $19.1 million in the fiscal quarter ended July 3, 2004 to $17.6 million in the fiscal quarter ended July 2, 2005. The decrease in EBITDA during the period is generally attributable to the following factors:

•	foreign currency exchange losses on remeasurement of intercompany loans; and

•	increased selling, general and administrative expenses.

The discussion of EBITDA is being provided because management considers EBITDA to be an important measure of financial performance. Among other things, management believes that EBITDA provides useful information for our investors for trending, analyzing and benchmarking the performance and value of our business. Management also believes that EBITDA is useful in assessing performance because items within our consolidated statements of operations, such as depreciation, amortization and interest expense, are significantly impacted by the Acquisition. Internally, EBITDA is used as a financial measure to assess the performance of our business and is an important measure in our incentive compensation plans. EBITDA should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.

The following table sets forth a quantitative reconciliation of the differences between EBITDA and net loss calculated in accordance with GAAP for the fiscal quarters ended July 2, 2005 and July 3, 2004 (in millions):

	Fiscal Quarter Ended July 2, 2005	Fiscal Quarter Ended July 3, 2004
Net loss	$(4.2)	$(0.7)
Depreciation and amortization	10.2	9.5
Interest expense, net	9.1	9.4
Income tax provision	2.4	0.8
Minority interest	0.1	0.1

EBITDA	17.6	19.1

Loss from discontinued operations	—	0.1

EBITDA (excluding discontinued operations)	$17.6	$19.2

Liquidity and Capital Resources

During the fiscal quarter ended July 2, 2005, we funded our operating and capital requirements through cash on hand.

Net cash flow used in operating activities for the fiscal quarters ended July 2, 2005 and July 3, 2004 was $(3.1) million and $(0.4) million, respectively. The $2.7 million increase in net cash used in operating activities for the fiscal quarter ended July 2, 2005 as compared to the fiscal quarter ended July 3, 2004 was primarily the result of increased inventory purchases and a reduction of accounts payable, partially offset by lower accounts receivable.

Working capital as a percentage of net sales increased to 17% for the fiscal quarter ended July 2, 2005 as compared with 14% for the fiscal quarter ended July 3, 2004. The increase was primarily due primarily to cash cycle management, a higher percentage of foreign currency denominated accounts receivable that have longer payment terms and the timing of tax payments.

Cash used for investing activities primarily represents payments for capital expenditures, business acquisitions and other investments, offset by proceeds from the disposition of property, plant and equipment and business units. Capital expenditures were $3.8 million and $3.4 million for the fiscal quarters ended July 2, 2005 and July 3, 2004, respectively. Capital expenditure requirements are comprised of equipment, molds and tooling for replacement and expenditures for cost reduction, maintenance, safety and expansion. For the full fiscal year 2006, we expect to make capital expenditures of approximately $26 million reflecting our continuing emphasis on a growth-oriented capital expenditures program.

Cash expenditures for restructuring for the fiscal quarters ended July 2, 2005 and July 3, 2004 totaled $2.0 million and $1.7 million, respectively. As of July 2, 2005, we had $5.9 million of restructuring accruals reflected on our consolidated balance sheet. Additional restructuring expenses of approximately $4.1 million are expected to be incurred in fiscal year 2006 for current and new restructuring programs.

Cash used in financing activities represents payments for indebtedness to third parties. As a result of the Acquisition, we incurred substantial third-party indebtedness. Our senior credit facilities provide for senior secured financing of $294.8 million, consisting of (a) two term loan facilities in an aggregate amount of $224.8 million, including a $195.5 million U.S. term loan facility and a $29.3 million European term loan facility, and (b) two revolving credit facilities in an aggregate amount of $70.0 million, under one of which $40.0 million is available in the form of U.S. dollar-denominated loans and under the other of which $30.0 million is available in the form of U.S. dollar-denominated loans, or in the form of euro- or UK sterling-denominated loans. The term loan facilities mature on December 17, 2010. Borrowing costs under the term loan facility are based on variable rates tied to the London Interbank Offered Rate (“LIBOR”) plus a specified margin, or the greater of the Prime Rate and the Federal Funds Effective Rate (“Alternative Base Rate”) plus a margin. Up to $30.0 million of the revolving credit facilities is available in the form of letters of credit, and amounts repaid under the revolving credit facilities may be re-borrowed (subject to satisfaction of the applicable borrowing conditions) at any time prior to the maturity of the revolving credit facilities.

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

As of July 2, 2005, we had $499.8 million of total indebtedness outstanding, consisting of $275.0 million under the senior secured facility, $195.5 million under the U.S. term loan facility and $29.3 million under the European term loan facility. Interest expense, including amortization of deferred financing costs, was approximately $9.1 million for the fiscal quarter ended July 2, 2005. There are no principal payments due on the term loan facilities until June 2006. There were no borrowings outstanding under the revolving credit facility at July 2, 2005; however, $4.1 million of the facility was utilized in connection with outstanding letters of credit. We are in compliance with all credit facility covenants at July 2, 2005.

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

Our ability to make scheduled payments of principal of, or to pay interest on, or to refinance, our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. We are exposed to various market risk factors such as fluctuating interest rates and changes in foreign currency rates.

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of July 2, 2005, assets of foreign subsidiaries constituted approximately 24% of total assets. Foreign currency exchange rate exposure is most significant with respect to the euro. For the fiscal quarter ended July 2, 2005, net sales were positively impacted by the appreciation of foreign currencies, primarily the euro, versus the U.S. dollar by approximately $2.1 million. In periods of a strengthening U.S. dollar, however, our results of operations may experience a negative translation impact.

Currency transaction exposure. Currency transaction exposure arises when a business or company has transactions denominated in foreign currencies. We have entered into forward contracts that are denominated in foreign currencies, principally euros and Slovakian korunas, to offset the impact of currency rates on intercompany receivables and payables. These contracts are used to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into derivative instrument transactions for trading or speculative purposes. The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. Holding all other variables constant, a change in the contracted forward rates of 1% on our forward contracts denominated in the present foreign currencies would result in a gain or loss of $0.3 million, which we believe would offset the impact of currency gains and losses related to certain of our intercompany payables and receivables. We may continue to use foreign currency forward contracts to manage foreign currency exchange risks in the future.

Interest rate risk. We have a significant amount of debt, with a large portion being at variable rates. Total debt as of July 2, 2005 was $499.8 million, of which $224.8 million bears interest at variable rates. As of July 2, 2005, the weighted average interest rate on our variable-rate term debt was 5.5%, all of which was outstanding under the senior credit facilities. Variable-rate borrowings under the senior credit facilities are, at our option, at the adjusted LIBOR plus 2.5% or the alternative base rate plus 1.5%. Holding all other variables constant, a change in the interest rate of 1.0% on variable-rate debt would impact annual interest cost by $2.2 million. At present, we have not sought to hedge exposure to variable interest rates.

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

ITEM 1. Legal Proceedings

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) None.

(b) None.

(c) None.

(d) Not applicable.

(e) Not applicable.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fiscal quarter ended July 2, 2005.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

Date: August 2, 2005	By:	/S/ DANIEL W. HARNESS
Daniel W. Harness Chief Executive Officer and President

Date: August 2, 2005	By:	/S/ PETER MAINZ
Peter Mainz Chief Financial Officer

SENSUS METERING SYSTEMS INC.

Date: August 2, 2005	By:	/S/ DANIEL W. HARNESS
Daniel W. Harness Chief Executive Officer and President

Date: August 2, 2005	By:	/S/ PETER MAINZ
Peter Mainz Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Pledge Agreement dated December 17, 2004 among Sensus Metering Systems (Luxco 2) S.AR.L. and Credit Suisse First Boston, as Security Agent, relating to shares of Sensus Metering Systems (Luxco 4) S.AR.L.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.