Form 10-Q
period 2005-12-31
SENSUS METERING SYSTEMS INC; SENSUS METERING SYSTEMS BERMUDA 2 LTD
filed 2006-01-31
CIK 1281223, 1281226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2006, Sensus Metering Systems (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus Metering Systems (Bermuda 1) Ltd. and Sensus Metering Systems Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus Metering Systems (Bermuda 2) Ltd.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	December 31, 2005	March 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34.9	$54.9
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.5 and $1.7 at December 31, 2005 and March 31, 2005, respectively	68.4	90.4
Other	3.3	2.6
Inventories, net	58.8	49.2
Prepayments and other current assets	12.6	8.2
Deferred income taxes	5.3	5.5

Total current assets	183.3	210.8

Property, plant and equipment, net	132.6	120.2
Intangible assets, net	220.5	235.9
Goodwill	331.6	331.6
Deferred income taxes	18.2	18.0
Other long-term assets	25.8	23.7

Total assets	$912.0	$940.2

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$40.7	$52.6
Current portion of long-term debt	0.6	0.6
Short-term borrowings	4.0	—
Income taxes payable	3.9	1.2
Restructuring accruals	3.6	4.0
Accruals and other current liabilities	46.8	54.6

Total current liabilities	99.6	113.0

Long-term debt, less current portion	491.0	499.8
Pensions	36.8	38.8
Deferred income taxes	82.1	82.2
Other long-term liabilities	10.7	11.1
Minority interest	7.8	1.3

Total liabilities	728.0	746.2

STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	200.0	200.0
Accumulated deficit	(18.5)	(6.9)
Accumulated other comprehensive income	2.5	0.9

Total stockholder’s equity	184.0	194.0

Total liabilities and stockholder’s equity	$912.0	$940.2

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Fiscal Quarter Ended December 31, 2005	Fiscal Quarter Ended January 1, 2005	Nine Months Ended December 31, 2005	Nine Months Ended January 1, 2005
NET SALES	$146.9	$124.3	$435.8	$406.9
COST OF SALES	103.4	89.0	305.7	287.3

GROSS PROFIT	43.5	35.3	130.1	119.6

OPERATING EXPENSES:
Selling, general and administrative expenses	27.1	25.3	81.7	74.7
Restructuring costs	2.2	1.4	4.4	5.9
Amortization of intangible assets	5.6	5.4	16.9	15.9
Other operating expense, net	0.6	0.5	2.2	2.2

OPERATING INCOME FROM CONTINUING OPERATIONS	8.0	2.7	24.9	20.9

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(10.1)	(9.7)	(29.1)	(28.2)
Other income (expense), net	0.2	1.3	(2.0)	1.3

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(1.9)	(5.7)	(6.2)	(6.0)
PROVISION FOR INCOME TAXES	0.4	2.4	4.8	5.0

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(2.3)	(8.1)	(11.0)	(11.0)

MINORITY INTEREST	(0.2)	—	(0.6)	0.1

LOSS FROM CONTINUING OPERATIONS	(2.5)	(8.1)	(11.6)	(10.9)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of taxes	—	—	—	(0.3)
Loss on disposition of discontinued operations, net of taxes	—	—	—	(0.3)

LOSS FROM DISCONTINUED OPERATIONS	—	—	—	(0.6)

NET LOSS	$(2.5)	$(8.1)	$(11.6)	$(11.5)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended December 31, 2005	Nine Months Ended January 1, 2005
OPERATING ACTIVITIES:
Net loss	$(11.6)	$(11.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	14.7	13.1
Amortization of intangible assets	16.9	15.9
Amortization of deferred financing costs	1.5	2.0
Deferred income taxes	0.1	(2.3)
Net loss (gain) on sale of assets	0.1	(0.1)
Loss (gain) on foreign currency transactions	1.8	(1.3)
Minority interest	0.6	(0.1)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	17.4	15.8
Inventories	(9.0)	(6.7)
Accounts payable, accruals and other current liabilities	(18.0)	(16.7)
Other current assets	(4.5)	4.2
Other long-term assets	(2.2)	(3.8)
Other long-term liabilities	(0.2)	(3.3)
Income taxes	2.8	(0.8)
Pensions	1.3	1.0

Net cash provided by operating activities	11.7	5.4

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(16.8)	(14.6)
Purchases of intangible assets	(1.6)	—
Business acquisitions	(10.9)	(6.0)
Proceeds from Invensys acquisition adjustment	—	7.0
Proceeds from sale of investments	0.4	—
Proceeds from sale of assets	0.1	2.1

Net cash used in investing activities	(28.8)	(11.5)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	0.4	—
Decrease in short-term borrowings	—	(2.4)
Principal payments on debt	(9.2)	(2.9)
Proceeds from joint venture partner	6.0	—

Net cash used in financing activities	(2.8)	(5.3)

Effect of exchange rate changes on cash	(0.1)	1.0

DECREASE IN CASH AND CASH EQUIVALENTS	(20.0)	(10.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$54.9	$48.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34.9	$38.1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid during the period for:
Interest	$34.0	$31.6

Income taxes, net of refunds	$2.4	$7.6

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Sensus Metering Systems (Bermuda 2) Ltd., together with its subsidiaries, referred to herein as the Company, is a leading provider of advanced metering and related communications solutions to the worldwide utility industry. The Company is a global manufacturer of water meters, gas meters, heat meters, electric meters and automatic meter reading devices. In addition, the Company produces pipe joining and repair products for water and natural gas utilities and is a supplier of precision-manufactured aluminum die-castings.

The Acquisition

The Company was formed on December 17, 2003 through the acquisition (the “Acquisition”) of the metering systems and certain other businesses of Invensys plc (“Invensys”). Prior to the Acquisition, the Company had no active business operations. The metering systems businesses operated by Invensys prior to the Acquisition are referred to herein as “Invensys Metering Systems.” The Acquisition was financed through a combination of borrowings under a $230.0 million term loan facility that is part of the Company’s senior credit facilities, the issuance of $275.0 million of 8 5/8% senior subordinated notes due 2013 (“the Notes”), and equity contributions from the principal investors in the Company and certain officers and directors of the Company.

Principles of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for the fair presentation of the unaudited consolidated financial statements have been included, and the unaudited consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2005 and related notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC.

The accompanying consolidated financial statements present results of the Company for the fiscal quarters and nine months ended December 31, 2005 and January 1, 2005, respectively. The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the fiscal quarter and nine months ended January 1, 2005 to conform to the fiscal quarter and nine months ended December 31, 2005 presentation. The reclassifications had no material impact on our consolidated results of operations reported for any period.

Stock-Based Compensation

The Company’s parent, Sensus Metering Systems (Bermuda 1) Ltd., maintains a Restricted Share Plan that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Restricted Share Plan are service time vested over five years from the date of

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Restricted Share Plan are generally subject to restrictions on transfer rights, repurchase rights and other limitations as set forth in the management subscription and shareholders’ agreement. The Company accounts for share-based payments to employees in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). No compensation expense related to the Restricted Share Plan was recognized during the fiscal quarters and nine months ended December 31, 2005 and January 1, 2005.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement No. 123, Accounting for Share-Based Payment, Revised Statement (“FAS 123(R)”). FAS 123(R) supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. FAS 123(R) requires that the compensation cost related to share-based payment transactions be recognized in the financial statements. The cost recognized in the financial statements will be based on the fair value of the equity or liability instruments issued. FAS 123(R) also offers additional guidance on measuring the fair value of share-based payment awards. The Company will adopt FAS 123(R) in the first quarter of fiscal 2007. As permitted by FAS 123(R), the Company currently accounts for share-based payments to employees in accordance with APB 25. The Company has not assessed the impact the adoption of FAS 123(R) may have on its results of operations or overall financial position.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

2. Intangible Assets

Intangible assets consist of goodwill, tradenames, patents, non-competition agreements and customer and distributor relationships. Goodwill at December 31, 2005 represents the excess of the purchase price paid by the Company for Invensys Metering Systems and NexusData, Inc. (“Nexus”) over the fair value of the respective net assets acquired. The purchase price allocation for Invensys Metering Systems and Nexus resulted in $331.6 million of goodwill being recorded. The goodwill can be attributed to the value placed on the Company being an industry leader with market-leading positions in the North American water metering market and the North American clamps and couplings market, and anticipated future earnings and related cash flows of the acquired businesses.

Intangible assets are summarized as follows (in millions):

	December 31, 2005		March 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$331.6	$—	$331.6	$—
Tradenames (indefinite lived)	27.3	—	27.3	—

	358.9	—	358.9	—
Intangible assets subject to amortization:
Distributor and marketing relationships	191.8	(23.2)	190.3	(14.3)
Non-competition agreements	30.5	(15.4)	30.5	(9.7)
Patents	15.1	(5.6)	15.2	(3.4)

	237.4	(44.2)	236.0	(27.4)

Total intangible assets	$596.3	$(44.2)	$594.9	$(27.4)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost is determined based on standard cost with appropriate adjustments to approximate FIFO cost. Market is determined on the basis of estimated realizable values.

Inventories consisted of the following (in millions):

	December 31, 2005	March 31, 2005
Raw materials, parts and supplies	$31.1	$28.3
Work in process	14.3	12.4
Finished goods	15.6	10.9

Allowance for shrink and obsolescence	(2.2)	(2.4)

Inventories, net	$58.8	$49.2

4. Financial Instruments

We utilize derivative instruments, specifically forward contracts and interest rate swap agreements, to manage our exposure to market risks such as foreign exchange and interest rate risks. We record derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value.

As of December 31, 2005, we had various foreign currency forward and option contracts outstanding to purchase approximately $38.2 million net U.S. dollars by selling approximately a) EUR 22.8 million, b) GBP 1.2 million net, c) CAD 0.3 million, and d) SKK 253.6 million with expiration dates ranging from January 3, 2006 through June 30, 2006. These contracts are arranged to manage the exposure to foreign currency risks related to certain intercompany receivable and payable balances and third-party receivables denominated in those currencies. Gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other non-operating income and expense in our consolidated statements of operations. The Company recorded a net gain of $0.5 million and $0.6 million on the forward contracts for the fiscal quarter and nine months ended December 31, 2005, respectively, which includes a $0.1 million realized gain and a $0.1 million realized loss in those respective periods upon settlement of certain contracts.

We utilize interest rate swap agreements to mitigate our exposure to fluctuations in interest rates on variable-rate debt by converting variable-rate debt to fixed-rate debt. On December 9, 2005 (the “trade date”), the Company entered into an interest rate swap agreement with a notional amount of $50.0 million in which we will receive periodic variable interest payments at the three-month LIBOR rate and make periodic payments at a fixed rate of 4.927%. The swap agreement will be effective on January 20, 2006 and terminate on September 30, 2010. This interest rate swap has been designated as a cash flow hedge, and changes in the Company’s cash flows attributable to the risk being hedged are expected to be completely offset by the hedging derivative. To the extent the swap provides an effective hedge, changes in the fair value of the interest rate swap will be reflected in other comprehensive income (loss). Any ineffectiveness related to the interest rate swap will be recorded through earnings. Other comprehensive loss of $0.3 million recorded for the current fiscal quarter reflects the decrease in fair value of the interest rate swap at December 31, 2005 due to changes in interest rates since the trade date.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Restructuring Costs

The following table reflects activity of the Company for the fiscal quarters and nine months ended December 31, 2005 and January 1, 2005, respectively, associated with costs related to the Company’s restructuring initiatives (in millions):

	Fiscal Quarter Ended December 31, 2005	Fiscal Quarter Ended January 1, 2005	Nine Months Ended December 31, 2005	Nine Months Ended January 1, 2005
Severance and other related costs:
Related to headcount reduction initiatives	$2.2	$1.4	$4.4	$5.5
Related to outsourcing	—	—	—	0.1
Related to plant closures and consolidation	—	—	—	0.3

Restructuring costs charged to operations	$2.2	$1.4	$4.4	$5.9

For the fiscal quarter and nine months ended December 31, 2005, the Company incurred $2.2 million and $4.4 million, respectively, of restructuring costs related to ongoing activities to rationalize its water meter product lines in Europe, reorganize executive management and relocate selected North American pipe joining manufacturing lines. These activities affect both direct and indirect personnel and will result in a net headcount reduction of 24 employees primarily in the Company’s German water meter production facility. The Company anticipates that the majority of these initiatives will be completed by March 31, 2006. However, certain of the cash payments associated with these initiatives will carry over into the next fiscal year.

The charge for restructuring costs was comprised of the following (in millions):

	Fiscal Quarter Ended December 31, 2005	Fiscal Quarter Ended January 1, 2005	Nine Months Ended December 31, 2005	Nine Months Ended January 1, 2005
Employee severance and exit costs accrued	$1.8	$1.4	$3.2	$5.9
Expensed as incurred	0.4	—	1.2	—

Total	$2.2	$1.4	$4.4	$5.9

Restructuring accruals are summarized as follows (in millions):

	Fiscal Quarter Ended December 31, 2005	Fiscal Quarter Ended January 1, 2005	Nine Months Ended December 31, 2005	Nine Months Ended January 1, 2005
Balance at beginning of period	$5.4	$8.5	$7.0	$8.6
Cash payments	(0.8)	(2.6)	(3.3)	(7.3)
Accrue for new committed/announced programs	1.8	1.4	3.2	5.9
Effect of foreign currency translation	(0.1)	0.8	(0.6)	0.9

Balance at end of period	$6.3	$8.1	$6.3	$8.1

Current portion	$3.6	$3.7	$3.6	$3.7
Non-current portion	2.7	4.4	2.7	4.4

Total	$6.3	$8.1	$6.3	$8.1

The current portion of the restructuring accrual is reflected within current liabilities, and the non-current portion is reflected in other long-term liabilities on the Company’s consolidated balance sheets.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Comprehensive Loss

Comprehensive loss consisted of the following (in millions):

	Fiscal Quarter Ended December 31, 2005	Fiscal Quarter Ended January 1, 2005	Nine Months Ended December 31, 2005	Nine Months Ended January 1, 2005
Net loss	$(2.5)	$(8.1)	$(11.6)	$(11.5)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	2.4	1.9	2.8
Unrealized loss on interest rate swaps	(0.3)	—	(0.3)	—

Comprehensive loss	$(2.8)	$(5.7)	$(10.0)	$(8.7)

7. Warranty Obligations

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Warranty reserves are reflected within accruals and other current liabilities and other long-term liabilities in the accompanying consolidated financial statements.

The following represents a reconciliation of the changes in product warranty reserves for the periods presented (in millions):

	Nine Months Ended December 31, 2005	Nine Months Ended January 1, 2005
Balance at beginning of year	$7.8	$8.6
Warranties issued	2.7	1.8
Settlements made	(2.9)	(2.6)
Foreign currency translation adjustments	(0.2)	0.2

Balance at end of period	$7.4	$8.0

Current portion	$3.7	$3.9
Non-current portion	3.7	4.1

Total	$7.4	$8.0

8. Income Taxes

The current fiscal period effective tax rates were the result of income taxes being incurred on the taxable income of the Company’s global operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

9. Acquisition

In July 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. (“Runlin”). The purpose of the joint venture is to secure low-cost

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manufacturing capability in China, as well as pursue precision die casting product opportunities on a global basis. The joint venture is called Sensus—Rongtai Precision Die Casting (Yangzhou) Co., Ltd. (“PDC Rongtai”) and is headquartered in Jiangdu, China. The joint venture was capitalized with $9.0 million of cash from the Company and $6.0 million of cash from Runlin. The capital was used to purchase certain operating assets of Yangzhou Rongtai Industrial Development Co., Ltd. (“Rongtai”), a leading producer of aluminum die-casting parts for Chinese automotive and motorcycle manufacturers. The initial purchase price for the net assets acquired of Rongtai was $11.7 million, consisting of $10.2 million and $0.7 million paid in July 2005 and November 2005, respectively, and approximately $0.8 million to be paid one year after closing, subject to adjustment for any indemnification claims.

This acquisition of Rongtai has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The Company owns 60% of the joint venture and fully consolidates the financial statements of PDC Rongtai. The consolidated financial statements herein include the results of operations of PDC Rongtai for the period from July 27, 2005.

The Company has completed its preliminary purchase price allocation attributable to the Rongtai acquisition. The final allocation will be completed within one year of the transaction and any resulting adjustment is not expected to have a material impact on the Company’s financial position or results of operations. The preliminary purchase price allocation based on management’s estimates at the date of the acquisition is as follows (in millions):

Inventories	$2.1
Property, plant and equipment	14.2
Accounts payable	(0.1)
Short-term debt	(4.0)
Other liabilities	(0.5)

Fair value of net assets acquired	$11.7

10. Discontinued Operations

On September 10, 2004, the Company sold the assets of its utility billing software company, IMSofTech, Inc. (“IMSofTech”) for $1.1 million. IMSofTech was not considered by the Company to be a core component of its metering systems business strategy of providing intelligent metering systems-based solutions to the global utility markets. The sales price included (1) an initial cash payment of $850,000 received in September 2004, and (2) a subsequent cash payment of $225,000 received in March 2005.

On September 30, 2004, the Company sold its 51% interest in Measurement Solutions International LLC (“MSI”), a full service meter asset management organization based in Paulsboro, New Jersey, for $0.6 million. The sale was also effected as part of the Company’s strategy to focus on its core business within the metering systems segment. The sales price consisted of (1) $300,000 cash received in September 2004, (2) $30,000 cash received in December 2004, (3) $225,000 cash, receivable upon renewal of specific service contracts, and (4) an amount in cash equal to 2% of revenue earned by MSI on new service contracts generated by the Company through August 31, 2006. The contingent portion of the purchase consideration will be recognized once collectibility is assured.

These dispositions were accounted for as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and accordingly, amounts in the consolidated statements of operations for the nine months ended January 1, 2005 were reclassified

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to reflect the dispositions as discontinued operations. Neither operation had activity or results of operations in the nine months ended December 31, 2005. The results of operations for the discontinued businesses are as follows (in millions):

Nine Months Ended January 1, 2005
Net sales	$2.2
Cost of sales	1.7

Gross profit	0.5

Operating expenses:
Selling, general and administrative expenses	0.7

Operating loss from discontinued operations	(0.2)
Loss from discontinued operations before minority interest	(0.2)

Minority interest	(0.1)

Loss from discontinued operations	$(0.3)

Loss on disposition of discontinued operations, net of taxes of $0.3 million	$(0.3)

Loss from discontinued operations	$(0.6)

11. Retirement Benefits

The Company has defined benefit plans in Germany and the United States. The U.S. defined benefit plan consists of only unionized hourly employees. Pension benefits in Germany for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company’s policy is to fund its pension obligations in conformity with the funding requirements of the laws and governmental regulations applicable in the respective country.

The following information reflects the benefit obligation and net liability information for participants in the German retirement benefit plans (in millions):

	Fiscal Quarter Ended		Nine Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Benefit obligation at beginning of period	$37.3	$37.3	$39.9	$36.2
Service cost	0.3	0.2	0.6	0.6
Interest cost	0.6	0.6	1.6	1.7
Benefits paid	(0.5)	(0.3)	(1.5)	(1.3)
Currency translation	(0.7)	3.9	(3.6)	4.5

Benefit obligation at end period	$37.0	$41.7	$37.0	$41.7

Net periodic benefit cost	$0.9	$0.8	$2.2	$2.3

Net liability on balance sheet consists of:
Current pension liability	$1.8	$2.1	$1.8	$2.1
Long-term pension liability	35.2	39.6	35.2	39.6

Net liability on balance sheet	$37.0	$41.7	$37.0	$41.7

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for the U.S. retirement benefit plan was $1.6 million and $0.7 million at December 31, 2005 and January 1, 2005, respectively. The U.S. net periodic benefit cost was $0.1 million for the fiscal quarters ended December 31, 2005 and January 1, 2005 and $0.7 million and $0.5 million for the nine months ended December 31, 2005 and January 1, 2005, respectively. The Company has contributed approximately $0.9 million in fiscal 2006 to fund benefits paid under its U.S. retirement benefit plan and no further contributions are expected to be made during the remainder of the current fiscal year.

12. Guarantor Subsidiaries

The following tables present the condensed consolidating unaudited balance sheet of the Company at December 31, 2005 and the audited balance sheet of the Company at March 31, 2005 and the unaudited statements of operations and cash flows of the Company for the fiscal quarters and nine months ended December 31, 2005 and January 1, 2005, as applicable, for: (a) Sensus Metering Systems (Bermuda 2) Ltd. (referred to as Parent), (b) Sensus Metering Systems Inc., the issuer of the Notes (referred to as Issuer), (c) on a combined basis, the subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. that are guaranteeing the Notes, which include all of the wholly-owned U.S. domestic subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. (“Guarantor Subsidiaries”), and (d) on a combined basis, the subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. that are not guaranteeing the Notes (“Non-Guarantor Subsidiaries”). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets (unaudited)

December 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$19.2	$15.7	$—	$34.9
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	—	37.3	31.1	—	68.4
From affiliates	(1.8)	4.4	17.8	(20.4)	—	—
Other	—	(0.2)	2.3	1.2	—	3.3
Inventories, net	—	—	30.1	28.7	—	58.8
Prepayments and other current assets	—	0.2	8.1	4.3	—	12.6
Deferred income taxes	—	—	4.9	0.4	—	5.3

Total current assets	(1.8)	4.4	119.7	61.0	—	183.3

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	—	69.2	63.4	—	132.6
Intangible assets, net	—	14.7	166.3	39.5	—	220.5
Goodwill	—	—	300.7	30.9	—	331.6
Investment in subsidiaries	648.1	484.9	8.5	—	(1,141.5)	—
Deferred income taxes	—	—	16.7	1.5	—	18.2
Other long-term assets	—	19.2	3.6	3.0	—	25.8

Total assets	$646.3	$956.4	$684.7	$228.4	$(1,603.8)	$912.0

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$—	$22.5	$18.2	$—	$40.7
Current portion of long-term debt	—	0.5	—	0.1	—	0.6
Short-term borrowings	—	—	—	4.0	—	4.0
Income taxes payable	—	(19.6)	23.1	0.4	—	3.9
Restructuring accruals	—	—	0.3	3.3	—	3.6
Accruals and other current liabilities	—	2.9	19.8	24.1	—	46.8

Total current liabilities	—	(16.2)	65.7	50.1	—	99.6

Notes payable to affiliates	462.3	(67.7)	66.0	1.7	(462.3)	—
Long-term debt, less current portion	—	461.5	—	29.5	—	491.0
Pensions	—	—	1.6	35.2	—	36.8
Deferred income taxes	—	—	60.0	22.1	—	82.1
Other long-term liabilities	—	—	6.5	4.2	—	10.7
Minority interest	—	—	—	7.8	—	7.8

Total liabilities	462.3	377.6	199.8	150.6	(462.3)	728.0

Stockholders’ equity	184.0	578.8	484.9	77.8	(1,141.5)	184.0

Total liabilities and stockholders’ equity	$646.3	$956.4	$684.7	$228.4	$(1,603.8)	$912.0

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$39.1	$15.8	$—	$54.9
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	—	50.7	39.7	—	90.4
From affiliates	—	(38.4)	44.5	(6.1)	—	—
Other	—	—	1.3	1.3	—	2.6
Inventories, net	—	—	27.1	22.1	—	49.2
Prepayments and other current assets	—	0.4	4.9	2.9	—	8.2
Deferred income taxes	—	—	4.9	0.6	—	5.5

Total current assets	—	(38.0)	172.5	76.3	—	210.8

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	—	66.9	53.3	—	120.2
Intangible assets, net	—	20.4	173.6	41.9	—	235.9
Goodwill	—	—	300.7	30.9	—	331.6
Investment in subsidiaries	656.3	596.4	6.5	—	(1,259.2)	—
Deferred income taxes	—	—	16.8	1.2	—	18.0
Other long-term assets	—	21.0	1.0	1.7	—	23.7

Total assets	$656.3	$1,033.0	$738.0	$234.4	$(1,721.5)	$940.2

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$—	$32.2	$20.4	$—	$52.6
Current portion of long-term debt	—	0.5	—	0.1	—	0.6
Income taxes payable	—	(21.5)	22.6	0.1	—	1.2
Restructuring accruals	—	—	0.5	3.5	—	4.0
Accruals and other current liabilities	—	8.9	19.2	26.5	—	54.6

Total current liabilities	—	(12.1)	74.5	50.6	—	113.0

Notes payable to affiliates	462.3	(0.8)	(0.5)	1.3	(462.3)	—
Long-term debt, less current portion	—	470.5	—	29.3	—	499.8
Pensions	—	—	0.8	38.0	—	38.8
Deferred income taxes	—	—	60.0	22.2	—	82.2
Other long-term liabilities	—	—	6.8	4.3	—	11.1
Minority interest	—	—	—	1.3	—	1.3

Total liabilities	462.3	457.6	141.6	147.0	(462.3)	746.2

Stockholders’ equity	194.0	575.4	596.4	87.4	(1,259.2)	194.0

Total liabilities and stockholders’ equity	$656.3	$1,033.0	$738.0	$234.4	$(1,721.5)	$940.2

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended December 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$104.8	$44.8	$(2.7)	$146.9
Cost of sales	—	—	73.3	32.8	(2.7)	103.4

Gross profit	—	—	31.5	12.0	—	43.5

Selling, general and administrative expenses	—	0.1	14.0	13.0	—	27.1
Restructuring costs	—	—	0.1	2.1	—	2.2
Amortization of intangible assets	—	1.8	2.9	0.9	—	5.6
Other operating expense, net	—	0.1	0.5	—	—	0.6

Operating (loss) income	—	(2.0)	14.0	(4.0)	—	8.0

Non-operating (expense) income:
Interest (expense) income, net	(0.1)	(9.2)	0.2	(1.0)	—	(10.1)
Equity in (loss) earnings of subsidiaries	(2.4)	14.2	—	—	(11.8)	—
Other (expense) income, net	—	—	(0.1)	0.3	—	0.2

(Loss) income before income taxes and minority interest	(2.5)	3.0	14.1	(4.7)	(11.8)	(1.9)

Provision (benefit) for income taxes	—	0.3	(0.1)	0.2	—	0.4

(Loss) income before minority interest	(2.5)	2.7	14.2	(4.9)	(11.8)	(2.3)

Minority interest	—	—	—	(0.2)	—	(0.2)

Net (loss) income	$(2.5)	$2.7	$14.2	$(5.1)	$(11.8)	$(2.5)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Nine Months Ended December 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$306.1	$135.9	$(6.2)	$435.8
Cost of sales	—	—	212.8	99.1	(6.2)	305.7

Gross profit	—	—	93.3	36.8	—	130.1

Selling, general and administrative expenses	—	0.2	42.8	38.7	—	81.7
Restructuring costs	—	—	0.5	3.9	—	4.4
Amortization of intangible assets	—	5.6	8.9	2.4	—	16.9
Other operating expense, net	—	0.1	2.1	—	—	2.2

Operating (loss) income	—	(5.9)	39.0	(8.2)	—	24.9

Non-operating (expense) income:
Interest (expense) income, net	(0.1)	(27.9)	1.4	(2.5)	—	(29.1)
Equity in (loss) earnings of subsidiaries	(11.5)	38.4	1.1	—	(28.0)	—
Other expense, net	—	—	(0.3)	(1.7)	—	(2.0)

(Loss) income before income taxes and minority interest	(11.6)	4.6	41.2	(12.4)	(28.0)	(6.2)

Provision for income taxes	—	0.8	3.1	0.9	—	4.8

(Loss) income before minority interest	(11.6)	3.8	38.1	(13.3)	(28.0)	(11.0)

Minority interest	—	—	—	(0.6)	—	(0.6)

Net (loss) income	$(11.6)	$3.8	$38.1	$(13.9)	$(28.0)	$(11.6)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended January 1, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$88.1	$37.5	$(1.3)	$124.3
Cost of sales	—	—	63.0	27.3	(1.3)	89.0

Gross profit	—	—	25.1	10.2	—	35.3

Selling, general and administrative expenses	—	0.3	12.6	12.4	—	25.3
Restructuring costs	—	—	(0.1)	1.5	—	1.4
Amortization of intangible assets	—	1.8	2.7	0.9	—	5.4
Other operating (income) expense, net	—	(0.2)	0.4	0.3	—	0.5

Operating (loss) income	—	(1.9)	9.5	(4.9)	—	2.7

Non-operating (expense) income:
Interest (expense) income, net	(0.1)	(9.2)	0.3	(0.7)	—	(9.7)
Equity in (loss) earnings of subsidiaries	(8.0)	7.3	0.7	—	—	—
Other (expense) income, net	—	—	(0.1)	1.4	—	1.3

(Loss) income before income taxes	(8.1)	(3.8)	10.4	(4.2)	—	(5.7)

(Benefit) provision for income taxes	—	(4.6)	3.1	3.9	—	2.4

Net (loss) income	$(8.1)	$0.8	$7.3	$(8.1)	$—	$(8.1)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Nine Months Ended January 1, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$288.2	$122.8	$(4.1)	$406.9
Cost of sales	—	—	199.3	92.1	(4.1)	287.3

Gross profit	—	—	88.9	30.7	—	119.6

Selling, general and administrative expenses	—	0.5	38.2	36.0	—	74.7
Restructuring costs	—	0.3	(0.1)	5.7	—	5.9
Amortization of intangible assets	—	5.6	8.0	2.3	—	15.9
Other operating expense, net	—	—	1.5	0.7	—	2.2

Operating (loss) income from continuing operations	—	(6.4)	41.3	(14.0)	—	20.9

Non-operating (expense) income:
Interest (expense) income, net	—	(27.2)	0.5	(1.5)	—	(28.2)
Equity in (loss) earnings of subsidiaries	(10.9)	24.0	(3.0)	—	(10.1)	—
Other income, net	—	—	—	1.3	—	1.3

(Loss) income from continuing operations before income taxes and minority interest	(10.9)	(9.6)	38.8	(14.2)	(10.1)	(6.0)

(Benefit) provision for income taxes	—	(13.7)	14.7	4.0	—	5.0

(Loss) income from continuing operations before minority interest	(10.9)	4.1	24.1	(18.2)	(10.1)	(11.0)

Minority interest	—	—	—	0.1	—	0.1

(Loss) income from continuing operations	(10.9)	4.1	24.1	(18.1)	(10.1)	(10.9)

(Loss) income from discontinued operations	(0.6)	(0.1)	(0.1)	(0.5)	0.7	(0.6)

Net (loss) income	$(11.5)	$4.0	$24.0	$(18.6)	$(9.4)	$(11.5)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Nine Months Ended December 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(11.6)	$3.8	$38.1	$(13.9)	$(28.0)	$(11.6)
Non-cash adjustments	—	7.0	17.6	11.1	—	35.7
Undistributed equity in loss (earnings) of subsidiaries	11.5	(38.4)	(1.1)	—	28.0	—
Changes in operating assets and liabilities	0.1	37.5	21.3	12.7	(84.0)	(12.4)

Net cash provided by (used in) operating activities	—	9.9	75.9	9.9	(84.0)	11.7

Investing activities
Expenditures for property, plant and equipment and intangibles	—	—	(12.7)	(5.7)	—	(18.4)
Acquisitions, net	—	—	—	(10.9)	—	(10.9)
Proceeds from sale of investments	—	—	—	0.4	—	0.4
Proceeds from sale of assets	—	—	—	0.1	—	0.1

Net cash used in investing activities	—	—	(12.7)	(16.1)	—	(28.8)

Financing activities
Activity with affiliates	—	(0.9)	(83.1)	—	84.0	—
Proceeds from issuance of debt	—	—	—	0.4	—	0.4
Principal payments on debt	—	(9.0)	—	(0.2)	—	(9.2)
Proceeds from joint venture partner	—	—	—	6.0	—	6.0

Net cash (used in) provided by financing activities	—	(9.9)	(83.1)	6.2	84.0	(2.8)

Effect of exchange rate changes on cash	—	—	—	(0.1)	—	(0.1)
Decrease in cash and cash equivalents	—	—	(19.9)	(0.1)	—	(20.0)

Cash and cash equivalents at beginning of year	$—	$—	$39.1	$15.8	$—	$54.9

Cash and cash equivalents at end of period	$—	$—	$19.2	$15.7	$—	$34.9

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Nine Months Ended January 1, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(11.5)	$4.0	$24.0	$(18.6)	$(9.4)	$(11.5)
Non-cash adjustments	—	5.6	13.4	8.2	—	27.2
Undistributed equity in loss (earnings) of subsidiaries	11.6	(24.0)	3.0	—	9.4	—
Changes in operating assets and liabilities	(0.2)	25.6	(46.8)	11.1	—	(10.3)

Net cash (used in) provided by operating activities	(0.1)	11.2	(6.4)	0.7	—	5.4

Investing activities
Expenditures for property, plant and equipment	—	—	(10.0)	(4.6)	—	(14.6)
Acquisitions, net	—	7.0	(1.0)	(5.0)	—	1.0
Proceeds from sale of assets	—	—	0.3	1.8	—	2.1

Net cash provided by (used in) investing activities	—	7.0	(10.7)	(7.8)	—	(11.5)

Financing activities
Activity with affiliates	0.1	(15.4)	9.7	5.6	—	—
Decrease in short-term borrowings	—	—	—	(2.4)	—	(2.4)
Principal payments on debt	—	(2.9)	—	—	—	(2.9)

Net cash provided by (used in) financing activities	0.1	(18.3)	9.7	3.2	—	(5.3)

Effect of exchange rate changes on cash	—	—	—	1.0	—	1.0
Decrease in cash and cash equivalents	—	(0.1)	(7.4)	(2.9)	—	(10.4)

Cash and cash equivalents at beginning of year	$—	$12.7	$18.1	$17.7	$—	$48.5

Cash and cash equivalents at end of period	$—	$12.6	$10.7	$14.8	$—	$38.1

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Segment Information

Reporting Segments

The Company has two principal product groups: metering systems products and support products. Metering systems products include advanced metering and related automatic meter reading, or AMR, communications systems and consists of four principal metering product categories: water, gas, heat and electric. Support products include pipe joining and repair products and die-casting products. The two product groups, plus corporate operations, are organized into two reporting segments: Metering and Related Communication Systems and All Other. The segment information is based on the Company’s current segment reporting structure and historical information has been conformed to the current structure.

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

The following table provides changes in trends or components of revenue, operating income (loss) and pre-tax profit (loss) before minority interest for each segment (in millions):

	Fiscal Quarter Ended		Nine Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Segment revenues
Metering and related communication systems	$115.3	$101.0	$351.6	$334.0
All other	34.6	26.4	94.3	84.9
Eliminations	(3.0)	(3.1)	(10.1)	(12.0)

Total	$146.9	$124.3	$435.8	$406.9

Operating income (loss)
Metering and related communication systems	$8.0	$3.5	$25.6	$20.2
All other	—	(0.8)	(0.7)	0.7

Total	$8.0	$2.7	$24.9	$20.9

Profit (loss) before income taxes and minority interest
Metering and related communication systems	$7.2	$3.8	$22.3	$19.5
All other	(9.1)	(9.5)	(28.5)	(25.5)

Total	$(1.9)	$(5.7)	$(6.2)	$(6.0)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Segments

Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales to Third Parties		Long-Lived Assets
	Nine Months Ended December 31, 2005	Nine Months Ended January 1, 2005	December 31, 2005	March 31, 2005
North America	$305.6	$287.3	$554.0	$566.3
Europe, Middle East, Africa	114.4	110.5	106.4	112.4
South America	7.5	5.1	1.4	1.3
Asia	8.3	4.0	22.9	7.7

Total	$435.8	$406.9	$684.7	$687.7

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

The Company entered into contracts that contain guarantees that could require performance or payment under certain conditions. The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At December 31, 2005, we had $5.0 million of letters of credit outstanding with varying expiration dates.

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

We operate on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. References herein to a fiscal quarter refer to the three-month period ended as of that date. The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements for the fiscal quarter and nine months ended December 31, 2005 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2005 and related notes thereto included in our Annual Report on Form 10-K filed with the SEC.

Unless the context otherwise indicates or requires, the use in this Quarterly Report on Form 10-Q of the terms “we,” “us” or “our” refers to Sensus Metering Systems (Bermuda 2) Ltd. and its consolidated subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts to the nearest hundred thousand dollars.

General

We are a leading provider of advanced metering and related communications systems to the worldwide utility industry and have over a century of experience in designing and manufacturing metering products. We are the largest global manufacturer of water meters and have a substantial share of the sales of automated meter reading (“AMR”) devices to North American water utilities. Additionally, we believe that we are a leading global developer and manufacturer of gas and heat metering systems and are an emerging participant in the North American electric metering market with iCon, our solid-state electric meter. We are recognized throughout the metering industry for developing and manufacturing metering products with long-term accuracy and unique product features, as well as for providing comprehensive customer service for all of our products. In addition to our metering business, we believe we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die-castings.

During the fiscal quarter and nine months ended December 31, 2005, we:

•	increased sales for both the quarter and year-to-date results by 18% and 7%, respectively;

•	improved gross margin percentages for both the quarter and year-to-date results;

•	continued restructuring activities to align manufacturing operations with market conditions;

•	acquired assets to expand our die-casting business into Asia/Pacific markets;

•	accelerated payments on our long-term debt to reduce future interest expense;

•	initiated foreign exchange hedging to minimize the impact of currency fluctuations; and

•	entered into an interest rate swap agreement to hedge the impact of interest rate fluctuations.

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

Recent Restructuring and Cost Savings Initiatives

In fiscal 2005, we implemented a number of initiatives to reduce our overall cost base and improve operating margins. For the fiscal quarter and nine months ended December 31, 2005, we incurred $2.2 million and $4.4 million, respectively, of restructuring costs, primarily related to employee severance and exit activities. We expect to incur additional restructuring costs of approximately $1.1 million in fiscal 2006 to conclude the ongoing initiatives, generating savings in direct labor costs, manufacturing overhead costs and general and administrative costs resulting in estimated annual savings of $3.3 million.

Other Information About Our Business

The following table presents, as of the dates indicated, additional information about our operations and business:

	Fiscal Quarter Ended
	December 31, 2005	September 30, 2005	July 2, 2005	March 31, 2005	January 1, 2005	September 30, 2004
Orders (in millions)	$151.7	$153.9	$150.5	$168.6	$138.7	$138.8
Total net sales (in millions)	$146.9	$142.1	$146.8	$162.9	$124.3	$143.2
Employees	3,880	3,914	3,372	3,350	3,269	3,366

Results of Operations

The following table provides results of operations of the Company:

	Fiscal Quarter Ended December 31, 2005%		Fiscal Quarter Ended January 1, 2005%		Nine Months Ended December 31, 2005%		Nine Months Ended January 1, 2005%
	($ in millions)
Net sales	$146.9	100%	$124.3	100%	$435.8	100%	$406.9	100%
Gross profit	43.5	30%	35.3	28%	130.1	30%	119.6	29%
Selling, general and administrative expenses	27.1	18%	25.3	21%	81.7	19%	74.7	18%
Restructuring costs	2.2	1%	1.4	1%	4.4	1%	5.9	1%
Amortization of intangible assets	5.6	4%	5.4	4%	16.9	4%	15.9	4%
Other operating expense, net	0.6	1%	0.5	—	2.2	1%	2.2	1%

Operating income from continuing operations	8.0	6%	2.7	2%	24.9	5%	20.9	5%
Interest expense, net	(10.1)	(7)%	(9.7)	(8)%	(29.1)	(7)%	(28.2)	(7)%
Other non-operating income (expense), net	0.2	—	1.3	1%	(2.0)	—	1.3	—

Loss from continuing operations before income taxes and minority interest	(1.9)	(1)%	(5.7)	(5)%	(6.2)	(2)%	(6.0)	(2)%
Provision for income taxes	0.4	1%	2.4	2%	4.8	1%	5.0	1%

Loss from continuing operations before minority interest	(2.3)	(2)%	(8.1)	(7)%	(11.0)	(3)%	(11.0)	(3)%
Minority interest	(0.2)	—	—	—	(0.6)	—	0.1	—

Loss from continuing operations	(2.5)	(2)%	(8.1)	(7)%	(11.6)	(3)%	(10.9)	(3)%
Loss from discontinued operations	—	—	—	—	—	—	(0.6)	—

Net loss	$(2.5)	(2)%	$(8.1)	(7)%	$(11.6)	(3)%	$(11.5)	(3)%

Fiscal Quarter and Nine Months Ended December 31, 2005 Compared with Fiscal Quarter and Nine Months Ended January 1, 2005

Net Sales. Net sales increased by $22.6 million, or 18%, from $124.3 million in the fiscal quarter ended January 1, 2005 to $146.9 million in the fiscal quarter ended December 31, 2005. For the nine months ended December 31, 2005, net sales increased by $28.9 million, or 7%, to $435.8 million from $406.9 million in the nine months ended January 1, 2005. Unfavorable currency translation, due primarily to the devaluation of the euro against the U.S. dollar, accounted for a sales decrease of $2.0 million for the fiscal quarter ended December 31, 2005. For the nine months ended December 31, 2005, sales increased $0.6 million as a result of favorable currency translation, due primarily to the appreciation of the Brazilian Real and Chilean Peso versus the U.S. dollar. The principal driver of growth in the fiscal quarter and nine months ended December 31, 2005 is the continued strong demand that we are experiencing for metering systems, due to continued growth of AMR applications and strong product sales of water meters. North American sales of water meters increased by $8.7 million, or 18%, and by $11.5 million, or 7%, for the fiscal quarter and nine months ended December 31, 2005, respectively, as compared to the prior year fiscal quarter and nine months ended January 1, 2005, resulting from continued buoyancy for AMR applications and products. Electric meter sales increased 95% and 14% for the fiscal quarter and nine months ended December 31, 2005, respectively, as compared to the comparable prior year fiscal quarter and nine-month period, due to continued growth in sales of our iCon electric meter products to electric utilities. Gas meter sales decreased marginally as compared to the nine months ended January 1, 2005.

The Europe/Middle East/Africa water meter market experienced an increase in sales of $4.7 million for the fiscal quarter and nine months ended December 31, 2005, net of foreign currency impact, as compared to the fiscal quarter and nine months ended January 1, 2005. This increase is the result of new ventures and growth in Eastern Europe and Africa offsetting declines in Germany. South American sales remained flat, net of foreign currency impact, for the fiscal quarter ended December 31, 2005 as compared to the fiscal quarter ended January 1, 2005 and increased $1.2 million, net of foreign currency impact, as compared to the prior year nine-month period due to increased residential water meter sales in Brazil and Chile.

Third-party sales from our precision die casting products as compared to the fiscal quarter and nine months ended January 1, 2005 increased $5.7 million and $6.0 million, respectively, due to expansion into China. Pipe joining and repair products sales increased $2.6 million, or 19%, for the fiscal quarter ended December 31, 2005 as compared to the prior year fiscal quarter, and by $5.3 million, or 13%, for the nine months ended December 31, 2005 as compared to the prior year nine-month period.

Our top ten customers accounted for approximately 34% of total net sales in the nine months ended December 31, 2005. Sales to distributors affiliated with National Waterworks, Inc., our largest customer and a wholly owned subsidiary of The Home Depot, Inc., constituted approximately 13% of total net sales, and 14% of metering sales in the nine months ended December 31, 2005. No other individual customer accounted for more than 5% of total net sales.

We expect that net sales will be strong for the remainder of the fiscal year, with increases over the prior fiscal year due to demand for AMR systems, expansion into new markets and favorable general economic trends.

Gross Profit. Gross profit increased by $8.2 million (including a $0.6 million unfavorable foreign currency impact), or 23%, from $35.3 million in the fiscal quarter ended January 1, 2005 to $43.5 million in the fiscal quarter ended December 31, 2005, and increased to 30% from 28%, as a percentage of sales, in the current fiscal quarter. Gross profit increased by $10.5 million (including a $0.1 million favorable foreign currency impact), or 9%, from $119.6 million for the nine months ended January 1, 2005 to $130.1 million for the nine months ended December 31, 2005, and increased to 30% from 29%, as a percentage of sales, for the current nine-month period. The increase in the gross profit percentages for the current fiscal quarter and nine months ended is the result of favorable market mix, attributable to higher water meter sales and cost reductions resulting from restructuring activities, more than offsetting increased worldwide material prices. The improvement in gross margin dollars as compared to the comparable prior year periods is primarily due to higher sales volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal quarter ended December 31, 2005 increased by $1.8 million (including a $0.8 million favorable foreign currency impact), or 7%, to $27.1 million, from $25.3 million in the fiscal quarter ended January 1, 2005. Selling, general and administrative expenses increased by $7.0 million, or 9%, to $81.7 million for the nine months ended December 31, 2005, from $74.7 million for the nine months ended January 1, 2005. Expenses, as a percentage of net sales, decreased to 18% from 21% for the fiscal quarter ended December 31, 2005 as compared to the fiscal quarter ended January 1, 2005, primarily as a result of the Company beginning to realize some economies of scale as sales volumes continue to grow. The absolute increase in selling, general and administrative expenses in the fiscal quarter and nine months ended December 31, 2005 can be attributed to increased investments in research and development; a $0.2 million and $0.9 million receivable write-down for the fiscal quarter and nine months ended December 31, 2005, respectively, related to the recent bankruptcy filing of Delphi Corporation, a significant customer of the Company; building the finance and accounting function infrastructure and expansion into new markets in China, Italy and Algeria.

Restructuring Costs. Restructuring costs increased by $0.8 million for the fiscal quarter ended December 31, 2005 to $2.2 million from $1.4 million for the fiscal quarter ended January 1, 2005 and decreased by $1.5 million to $4.4 million for the nine months ended December 31, 2005 from $5.9 million for the nine months ended January 1, 2005. The increase for the current fiscal quarter can be attributed to the ongoing European manufacturing restructuring initiatives and the recent executive reorganization. On a year-to-date basis, however, the European restructuring activities to achieve our targeted operational footprint are winding down as compared to the prior year nine-month period. Actions to rationalize our pipe joining and gas manufacturing operations are also a component of current year activities.

Amortization of Intangible Assets. Amortization of intangible assets increased by $0.2 million from $5.4 million for the fiscal quarter ended January 1, 2005 to $5.6 million for the fiscal quarter ended December 31, 2005 and by $1.0 million from $15.9 million for the nine months ended January 1, 2005 to $16.9 million for the nine months ended December 31, 2005. The increase was due to the purchase of intangibles through acquisitions and purchases of technology rights. Amortization expense relates to the intangible assets recorded at the time of the Acquisition for non-competition agreements, customer relationships and patents.

Other Operating Expense, Net. Other operating expense, net of $0.6 million for the fiscal quarter ended December 31, 2005 increased by $0.1 million compared to $0.5 million for the fiscal quarter ended January 1, 2005 and remained constant at $2.2 million for the nine months ended December 31, 2005. For the fiscal quarter ended December 31, 2005, other operating expense, net consists of the quarterly management fee of $0.5 million paid to The Jordan Company, L.P. and other fees and expenses of $0.1 million. For the nine months ended December 31, 2005, other operating expense, net relates to management fees of $1.5 million paid to The Jordan Company, L.P., and $0.7 million of regulatory and other non-recurring fees and expenses.

Interest Expense, Net. Interest expense, net was $10.1 million for the fiscal quarter ended December 31, 2005 compared with $9.7 million for the fiscal quarter ended January 1, 2005 and $29.1 million for the nine months ended December 31, 2005 compared with $28.2 million for the nine months ended January 1, 2005. The increase in interest expense, net for both the fiscal quarter and nine months ended December 31, 2005 was the result of rising interest rates on our variable-rate debt, partially offset by debt repayments.

Other Non-Operating Income (Expense), Net. Other non-operating income, net of $0.2 million and other non-operating expense, net of $2.0 million for the fiscal quarter and nine months ended December 31, 2005, respectively, is related primarily to unrealized losses on remeasurement of intercompany loans, partially offset by unrealized gains on forward contracts related to such loans.

Provision for Income Taxes. Income tax expense was $0.4 million for the fiscal quarter ended December 31, 2005 compared with $2.4 million for the fiscal quarter ended January 1, 2005 and $4.8 million for the nine months ended December 31, 2005 compared with $5.0 million for the nine months ended January 1, 2005. The current fiscal period effective tax rates were the result of income taxes being incurred on the taxable income of our global operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

Minority Interest. Minority interest expense for the fiscal quarter and nine months ended December 31, 2005 increased $0.2 and $0.7 million, respectively, as compared to the comparable prior year periods and is related to our partners’ share of earnings in our Algeria, China and India joint ventures.

Net Loss. Net loss of $2.5 million for the fiscal quarter ended December 31, 2005 decreased by $5.6 million compared to a net loss of $8.1 million for the fiscal quarter ended January 1, 2005. Net loss is marginally unfavorable at $11.6 million for the nine months ended December 31, 2005 compared to $11.5 million for the nine months ended January 1, 2005. The improvement in the current fiscal quarter is primarily the result of the increase in sales volumes and gross margins as compared to the prior year fiscal quarter.

EBITDA. EBITDA increased by $5.5 million from $13.8 million in the fiscal quarter ended January 1, 2005 to $19.3 million in the fiscal quarter ended December 31, 2005 and by $3.9 million from $50.6 million in the nine months ended January 1, 2005 to $54.5 million in the nine months ended December 31, 2005. The increase in EBITDA for the fiscal quarter and nine months ended December 31, 2005 as compared to the comparable prior year periods can be attributed to increased sales resulting in higher gross margins.

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

The following table sets forth a quantitative reconciliation of the differences between EBITDA and net loss calculated in accordance with GAAP for the fiscal quarters and nine months ended December 31, 2005 and January 1, 2005 (in millions):

	Fiscal Quarter Ended December 31, 2005	Fiscal Quarter Ended January 1, 2005	Nine Months Ended December 31, 2005	Nine Months Ended January 1, 2005
Net loss	$(2.5)	$(8.1)	$(11.6)	$(11.5)
Depreciation and amortization	11.1	9.8	31.6	29.0
Interest expense, net	10.1	9.7	29.1	28.2
Income tax provision	0.4	2.4	4.8	5.0
Minority interest	0.2	—	0.6	(0.1)

EBITDA	$19.3	$13.8	$54.5	$50.6

Loss from discontinued operations	—	—	—	0.6

EBITDA (excluding discontinued operations)	$19.3	$13.8	$54.5	$51.2

Liquidity and Capital Resources

During the fiscal quarter and nine months ended December 31, 2005, we funded our operating, investing and capital requirements through cash on hand. We generally fund operating and capital requirements from a combination of cash on hand, cash flows from operating activities and borrowings under our senior credit facilities.

Net cash flow provided by operating activities for the nine months ended December 31, 2005 and January 1, 2005 was $11.7 million and $5.4 million, respectively. The $6.3 million increase in net cash provided by operating activities for the nine months ended December 31, 2005 as compared to the nine months ended January 1, 2005 was primarily the result of collection of accounts receivable and refunds of income taxes paid.

Working capital as a percentage of net sales decreased to 14% for the nine months ended December 31, 2005 as compared with 15% for the nine months ended January 1, 2005. The decrease was primarily due to lower receivables and refunds of income taxes paid.

Cash used for investing activities represents payments for capital expenditures, business acquisitions and other investments, offset by proceeds from the disposition of property, plant and equipment and business units. Capital expenditures were $16.8 million and $14.6 million for the nine months ended December 31, 2005 and

January 1, 2005, respectively. Capital expenditure requirements are comprised of equipment, molds and tooling for replacement and expenditures for cost reduction, maintenance, safety and expansion. For the full fiscal year 2006, we expect to make capital expenditures of approximately $24.7 million reflecting our continuing emphasis on a growth-oriented capital expenditures program. Business acquisition expenditures of $10.9 million were attributable to the acquired assets and assumed liabilities of the Rongtai acquisition consummated in July 2005.

Cash expenditures for restructuring for the nine months ended December 31, 2005 and January 1, 2005 totaled $4.5 million and $7.3 million, respectively. As of December 31, 2005, we had $6.3 million of restructuring accruals reflected on our consolidated balance sheet. Additional restructuring expenses of approximately $1.1 million are expected to be incurred in fiscal 2006 for current and new restructuring programs.

Cash used in financing activities represents payments for indebtedness to third parties. As a result of the Acquisition, we incurred substantial third-party indebtedness. Our senior credit facilities provide for senior secured financing of $286.2 million, consisting of (a) two term loan facilities in an aggregate amount of $216.2 million, including a $187.0 million U.S. term loan facility and a $29.2 million European term loan facility, and (b) two revolving credit facilities in an aggregate amount of $70.0 million, under one of which $40.0 million is available in the form of U.S. dollar-denominated loans and under the other of which $30.0 million is available in the form of U.S. dollar-denominated loans, or in the form of euro- or U.K. sterling-denominated loans. The term loan facilities mature on December 17, 2010. Borrowing costs under the term loan facility are based on variable rates tied to the London Interbank Offered Rate (“LIBOR”) plus a specified margin, or the greater of the Prime Rate and the Federal Funds Effective Rate (“Alternative Base Rate”) plus a margin. Up to $30.0 million of the revolving credit facilities is available in the form of letters of credit, and amounts repaid under the revolving credit facilities may be re-borrowed (subject to satisfaction of the applicable borrowing conditions) at any time prior to the maturity of the revolving credit facilities. The $6.4 million provided by financing activities for the nine months ended December 31, 2005 represents the contribution from our Rongtai joint venture partner of $6.0 million and a long-term loan from the joint venture partner of $0.4 million.

We also have $275.0 million of senior subordinated notes outstanding, which mature on December 15, 2013 and bear interest at the rate of 8 5/8% per annum. Interest on the senior subordinated notes is payable semi-annually in June and December of each year. The senior subordinated notes are our unsecured senior subordinated obligations and rank equally in right of payment to all of our senior subordinated debt, subordinated in right of payment to all of our senior debt, including our indebtedness under our senior credit facilities, and senior in right of payment to all of our subordinated debt. The senior subordinated notes are guaranteed on a senior subordinated, unsecured basis by certain of our subsidiaries.

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

As of December 31, 2005, we had $495.6 million of total indebtedness outstanding, consisting of $275.0 million under the senior secured facility, $187.0 million under the U.S. term loan facility, $29.2 million under the European term loan facility, $4.0 million in short-term debt assumed in the Rongtai acquisition and a $0.4 million long-term loan from the Rongtai joint venture partner. Interest expense, net, including amortization of deferred financing costs, was $29.1 million for the nine months ended December 31, 2005. There are no principal payments due on the term loan facilities until December 2006. There were no borrowings outstanding under the revolving credit facility at December 31, 2005; however, $5.0 million of the facility was utilized in connection with outstanding letters of credit. We were in compliance with all credit facility covenants at December 31, 2005.

We believe that cash on hand and expected cash flows from operations, together with available borrowings under the revolving credit facilities constituting part of our senior secured credit facilities, will provide sufficient funds to enable us to fund our planned capital expenditures, make scheduled principal and interest payments and meet our other cash requirements for the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. We are exposed to various market risk factors such as changes in foreign currency rates and fluctuating interest rates.

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of December 31, 2005, assets of foreign subsidiaries constituted approximately 31% of total assets. Foreign currency exchange rate exposure is most significant with respect to the euro. For the fiscal quarter ended December 31, 2005, net sales were negatively impacted by the devaluation of foreign currencies, primarily the euro, versus the U.S. dollar by approximately $2.0 million. For the nine months ended December 31, 2005, net sales were positively impacted by the appreciation of foreign currencies, mainly the Brazilian Real and Chilean Peso, versus the U.S. dollar by approximately $0.6 million.

Currency transaction exposure. Currency transaction exposure arises when a business or company has transactions denominated in foreign currencies. We have entered into forward contracts that are denominated in foreign currencies, principally euros and Slovakian korunas, to offset the remeasurement impact of currency rate changes on intercompany receivables and payables and third-party receivables. These contracts are used to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into derivative instrument transactions for trading or speculative purposes. The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. Holding all other variables constant, a change in the contracted forward rates of 1% on our forward contracts denominated in the present foreign currencies would result in a gain or loss of $0.4 million, which we believe would offset the impact of currency gains and losses related to certain receivables and payables. We will continue to utilize forward contracts to manage foreign currency exchange risks in the future.

Interest rate risk. We have a significant amount of debt, with a large portion being at variable rates. Total “Acquisition” debt as of December 31, 2005 was $491.2 million, of which $216.2 million bears interest at variable rates. Variable-rate borrowings under the senior credit facilities are, at our option, at the adjusted LIBOR plus 2.5% or the alternative base rate plus 1.5%. As of December 31, 2005, the weighted average interest rate on our variable-rate term debt was approximately 6.4% (consisting of approximately 3.9% LIBOR plus 2.5%), all of which was outstanding under the senior credit facilities. Holding all other variables constant, a change in the interest rate of 1% on our variable-rate debt would impact annual interest costs by $2.2 million. On December 9, 2005, the Company entered into an interest rate swap agreement with a notional amount of $50.0 million to hedge exposure to variable interest rates. The purpose of the swap, designated as a cash flow hedge, is to effectively hedge the Company’s interest payments on a portion of its variable-rate debt. Under the terms of the swap agreement, which will be effective on January 20, 2006 and terminate on September 30, 2010, the Company will receive periodic variable interest payments at the three-month LIBOR rate and make periodic payments at a fixed rate of 4.927%. Changes in the Company’s cash flows attributable to the risk being hedged are expected to be completely offset by the hedging derivative, and therefore changes in the fair value of the swap is reflected in other comprehensive income (loss). Any ineffectiveness of the swap is required to be recognized in earnings. Other comprehensive loss of $0.3 million recorded during the current fiscal quarter reflects the decrease in the fair value of the swap since inception. We will continue to utilize interest rate swap agreements to manage interest rate risk in the future.

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

The Company, along with as many as 200 or more other companies, is a defendant in several lawsuits filed in various state courts in Mississippi by groups of plaintiffs alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. Because the cases are in initial stages, it is uncertain whether any plaintiffs have dealt with any of the subsidiary’s products, were exposed to an asbestos-containing component part of a product of the subsidiary or whether such part could have been a contributing factor to the alleged illness. Although we are entitled to indemnification for legal and indemnity costs for asbestos claims related to these products from certain subsidiaries of Invensys plc, under the stock purchase agreement pursuant to which we acquired Invensys Metering Systems, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with the Acquisition.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

ITEM 3. Defaults Upon Senior Securities

(a) None.

(b) None.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fiscal quarter ended December 31, 2005.

ITEM 5. Other Information

(a) None.

(b) None.

ITEM 6. Exhibits

A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

Date: January 31, 2006	By:	/s/ DANIEL W. HARNESS Daniel W. Harness Chief Executive Officer and President

Date: January 31, 2006	By:	/s/ PETER MAINZ Peter Mainz Chief Financial Officer (Principal Financial Officer)

Date: January 31, 2006	By:	/s/ THOMAS D’ORAZIO Thomas D’Orazio Vice President, Finance (Principal Accounting Officer)

SENSUS METERING SYSTEMS INC.

Date: January 31, 2006	By:	/s/ DANIEL W. HARNESS Daniel W. Harness Chief Executive Officer and President

Date: January 31, 2006	By:	/s/ PETER MAINZ Peter Mainz Chief Financial Officer (Principal Financial Officer)

Date: January 31, 2006	By:	/s/ THOMAS D’ORAZIO Thomas D’Orazio Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.