Form 10-K
period 2006-03-31
SENSUS METERING SYSTEMS INC; SENSUS METERING SYSTEMS BERMUDA 2 LTD
filed 2006-06-15
CIK 1281223, 1281226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-113658

Sensus Metering Systems (Bermuda 2) Ltd.	Sensus Metering Systems Inc.
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Bermuda	98-0413362	Delaware	51-0338883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8601 Six Forks Road, Suite 300, Raleigh, North Carolina 27615

(Address of principal executive offices) (Zip Code)

(919) 845-4017

(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 9, 2006, Sensus Metering Systems (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus Metering Systems (Bermuda 1) Ltd. and Sensus Metering Systems Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus Metering Systems (Bermuda 2) Ltd.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge on our internet web site at http://www.sensus.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

General

We are a leading provider of advanced metering and related communications systems to the worldwide utility industry and have over a century of experience in designing and manufacturing metering products. We believe we are the largest global manufacturer of water meters and have a substantial share of the sales of automatic meter reading (“AMR”) devices to the North American water utilities market. Additionally, we believe that we are a leading global developer and manufacturer of gas and heat metering systems and are an emerging participant in the North American electric metering market. We are recognized throughout the metering industry for developing and manufacturing metering products with long-term accuracy and unique product features, as well as for providing comprehensive customer service for all of our products. In addition to our metering business, we believe we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die-castings.

The Acquisition

On December 17, 2003, pursuant to a stock purchase agreement between Sensus Metering Systems Inc. (“Sensus”) and Invensys plc (“Invensys”), and certain of its subsidiaries, the Company acquired (the “Acquisition”) the metering systems and certain other businesses from Invensys. Prior to the date of the Acquisition, the Company had no active business operations. As a result of the Acquisition, we changed the basis of accounting and acquired substantial debt, such that the financial results for periods prior to the Acquisition are not necessarily comparable to results after the Acquisition.

Industry, Markets and Products

We have three principal product lines: metering systems products, pipe joining and repair products, and precision die casting products, accounting for approximately 81%, 10% and 9% of net sales, respectively, for fiscal 2006. Metering systems, the largest product line, includes advanced metering and related AMR communications systems and consists of four principal metering product categories: water, gas, heat and electricity. Under the Smith-Blair brand name, we manufacture pipe joining and repair products used primarily by water and gas utilities. Our precision die casting product line includes precision die-castings that are used internally for our gas meter housings and sold externally, primarily to the top five suppliers to the U.S. automotive industry (“Tier I”). For fiscal 2004, 2005 and 2006, we had net sales from continuing operations of $529.0 million, $569.8 million and $613.9 million, respectively.

Metering Systems Products

We distribute metering systems products to utilities throughout the world and have a large installed base of meters worldwide. The North American and European utility markets are the largest markets in which we compete.

Demand for meters and metering systems has historically been driven by replacement and repair activities, upgrades to new features or technologies, new construction activity, efforts to reduce utility operating costs, conservation considerations and regulatory requirements. In addition, utilities have been migrating their manually read meters to technology-based, communicating AMR systems, which enable them to lower their operating costs and increase their revenue streams through the reduction of manual meter readings and the improvement of measurement accuracy. As a result of these benefits, the AMR market has experienced significant growth. We offer complete multi-utility AMR solutions to the water, gas and electric utility markets in North America. In addition to our own AMR systems, our meters are compatible with all of the leading AMR systems on the market today.

Water and Heat Metering. Our water metering products and systems are sold worldwide with our largest markets being North America and Europe. We have water metering systems that cover residential and commercial applications. Our water meters utilize two basic metrology designs. First is a piston or positive displacement design, which measures water based on the displacement of a known volume of water. Second is a velocity design, whose measurement uses the speed of water through a specific pipe diameter. In addition, meters can have two basic types of registers, known as manual and encoder registers. A standard or manual register delivers a reading that is determined by gears turning numbered dials and is read visually. An absolute encoder register is an electronic register whereby the reading is converted into electronic signals. Once the reading has been encoded, it can be transmitted and read in a variety of ways, including remotely. The Sensus Intelligent Communicating Encoder (“ICE”) family of products is available on all positive displacement water meters and is the basis for one of the most technologically advanced AMR systems in the industry. Our AMR systems offer utilities several ways to collect meter reading data, including TouchRead®, walk-by and drive-by radio frequency (“RF”) RadioRead® , PhoneRead® and fixed-based FixNet® RF systems.

The North American water utility market is our largest market and where we believe we hold the highest market share position among four main competitors. Our end-customers in this market are the approximately 53,000 water utilities located throughout the continent. To serve our fragmented and geographically diverse customer base, we focus our efforts on the small- to mid-size utilities that have an installed base of less than 50,000 meters. Such utilities represent approximately 90% of the water utilities in North America. Our high accuracy meters and AMR systems are attractive to these smaller utilities, which generally have limited resources, because they reduce labor-intensive manual meter readings, improve reading accuracy and minimize the cost of repairs.

The European water metering market is another significant market. We are one of the leading participants in this market along with a few other significant competitors. Much of the European residential water meter market is subject to national regulations that effectively limit a meter’s service life to approximately six years. These regulations minimize the need for long-term accuracy. In addition, these utilities do not read the meters frequently, which makes advanced metering systems more difficult to justify. As a result of these factors, product differentiation and features are less of a basis for competition than in North America. However, for industrial and commercial meters, durability, accuracy and design specifications are more critical in the customer’s selection process and are a greater basis for competition.

Our heat metering activity is focused on heat utilities and sub-metering companies in Europe with our main activity in countries that utilize hot water for heating purposes. We produce several types of heat meters that measure the energy consumed. Sensors measure the temperature of the water in a closed system as it enters and exits the building or apartment. The difference in temperature is used to calculate the amount of energy consumed. Heat metering products include PolluCom E® compact heat meter, PolluStat E® ultrasonic heat meter and PolluFlow bulk hot water meter.

Gas Metering. Our gas metering and regulator products are sold primarily to the North American gas utility market and selected international gas utility markets where our gas products meet the regional product specifications. Our largest market is in North America where the market consists of approximately 1,300 gas utilities with approximately 70 million meters. The majority of the market consists of large investor-owned utilities (“IOUs”), with the remaining being small- to mid-size municipal utilities. The IOUs make up approximately 20% of the gas utility companies; however, they manage over 85% of the metering services in the North American market.

We have provided gas metering and regulatory products to the gas utility market for over 100 years and are considered a market leader. Over this period, we have continued to provide product improvements and new product developments to the market. We produce diaphragm gas metering devices for residential, commercial and industrial market segments. For transport gas customers, we supply the market with large volume turbine meters and, within the past couple of years, have introduced an ultrasonic gas meter line with the brand name Sonix®. In addition to meters, we provide regulator products that manage the gas pressure in the gas line. We also supply AMR products that can read a meter remotely using radio frequency interfaces that connect to the meters. Our AMR products include the Sensus mobile RadioRead® system and the AMR fixed network FixNet® system.

Electricity Metering. Sensus entered the North American electric utility market in 2002 with the introduction of the iCon® solid-state electricity meter for residential metering applications. The electric meter products are only sold in North America and global regions that accept American National Standards Institute (“ANSI”) standard meters. The North American electric utility market is made up of approximately 3,000 electric utilities having approximately 135 million electric meters for residential, commercial and industrial applications. The two main segments of the electric utility market are IOUs and public or municipal utilities. IOUs make up less than 1% of the electric utilities, but manage approximately 70% of the metering services, similar to the gas metering market.

We continue to expand the iCon electric meter product offering to include commercial and industrial electric meter lines as well as growing the meter’s AMR capabilities. We offer our own electric meter AMR products, which include the RadioRead® mobile walk-by/drive-by system and the FlexNet® with AMDS Connect® two-way and one-way fixed network AMR system. The key design features of the iCon enable the product to be one of the most highly accurate electricity measurement devices, and the well engineered mechanical design allows for AMR product integration for both Sensus and compatible third-party AMR vendor products. These features have permitted the iCon meter to quickly gain market acceptance in North America in a short period of time. The market growth for solid-state electricity meters is expected to be higher than the historical 3% market growth due to utilities upgrading to new technologies incorporating their new meters with AMR systems.

Pipe Joining and Repair Products

Our Smith-Blair brand competes in the North American pipe joining, tapping and repair products market. Pipe joining, tapping and repair products consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used primarily by water and natural gas utilities to construct, extend and repair utility piping systems. Demand for pipe joining, tapping and repair products is driven by new construction, replacements and repairs. Replacement and repair demand is driven by aging infrastructure as well as extreme weather conditions, including freezes, droughts, hurricanes and earthquakes. Due to the often time-sensitive nature of customer demand for pipe joining, tapping and repair products, a company’s ability to promptly respond to customer needs with effective engineering solutions plays a significant role in its success within this market. Smith-Blair successfully differentiates itself by providing the widest range of both standard products and engineered-to-order products while maintaining the highest levels of customer service and, we believe, the shortest lead times in the industry.

Precision Die Casting Products

In North America, approximately 250 die casters produce thousands of castings for numerous products ranging from components for automobiles to medical devices. Our die casting products consist of high quality thin-wall, low porosity aluminum die-castings, generally targeting the automotive industry and gas utility markets in North America. We believe that only four other precision die casters in the United States have the ability to produce products that are similar to those we produce. Sales within the precision die casting market are largely dependent on the success of the automotive platform for which the products are manufactured. In fiscal 2006, approximately 23% of our die casting products were used internally by our gas metering business, approximately 74% were sold to Tier I automotive component suppliers and the remaining 3% were sold to manufacturers of lawn equipment and power tools.

During fiscal 2006, we entered the Chinese precision die casting market by creating a joint venture with a Chinese aluminum die casting company. Our Chinese precision die casting operation manufactures high quality aluminum die castings for use in automobiles, motorcycles and other products.

Competition

The Company competes with a number of companies in the delivery of products and services into each of the markets we serve. Our major competitors include Actaris Metering Systems, Badger Meter Inc., Elster Metering, Itron, Inc., Landis+Gyr AG and Neptune Technologies.

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

Our sales and marketing strategy in Europe differs from that in North America because of the varying competitive and regulatory landscape. Most utilities in Europe procure their meters through a tender process required by European Union or in-house regulations. Price, therefore, remains the main competitive factor in most sections of the residential European metering market. To address the specific characteristics of the European market, we maintain a direct field sales force of 70 persons who are highly trained on product specifications and performances and are able to assist customers in analyzing the technical and financial implications of major metering projects. In addition, we selectively use distributors in the European market primarily in the water and heat sub metering markets. European distributors act more as wholesalers than distributors and do not maintain significant sales and support groups.

We also have sales personnel in South America, Asia and Africa. Market coverage is mainly achieved through commissioned sales agents and several distributors. Our sales personnel play an important role in specifying products and services and are responsible for getting products qualified by utilities’ technical departments.

In addition to the sales and distribution channels, each product line is supported by a product marketing group. The marketing groups furnish product and sales materials by providing literature, promotional programs and web-site management. The corporate marketing group also coordinates product pricing and distributor support programs, as well as support for industry advertising, trade shows and publications.

Customers

Our top ten customers accounted for approximately 33% of net sales for the fiscal year ended 2006. Sales to distributors affiliated with National Waterworks, Inc., our largest customer and a wholly owned subsidiary of The Home Depot, Inc., constituted approximately 12% of net sales in fiscal 2006. No other individual customer accounted for more than 5% of net sales.

Products and Systems Development

We are committed to developing the most technologically advanced products within the metering industry. Currently, we maintain an active engineering and technology program that performs four key functions: development of new products, support of existing products, technical assistance for customers and new technology investigations. Our research and development expenditures for fiscal 2006 were $26.1 million. We currently have approximately 153 technical personnel operating in eight key facilities in six countries, with several smaller support groups located regionally.

A primary focus of our research and development is new product development. New product ideas are collected from many sources, including customers and sales and marketing people. We have established engineering teams with specific technical expertise to support global business activities, which eliminate duplication of effort and allow us to focus on enhancing each specific area of expertise. Utilities are very conservative in adopting new technologies and prefer to use products with a proven track record of successful deployment in the field. As a result, new products must undergo extensive field-testing prior to release to target markets. Another major activity of our engineering group is the continual refinement and improvement of existing product design and cost.

In addition to developing our own internal technologies, we have many existing strategic relationships, including licensing agreements and development partnerships with third parties. These relationships are typically negotiated on an exclusive basis and provide us with full licensing rights.

Backlog

The Company’s total backlog at March 31, 2006 and 2005 was $52.7 million and $50.5 million, respectively. The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders.

Suppliers and Raw Materials

In fiscal 2006, we purchased approximately $256 million of materials from direct suppliers and approximately $84 million of materials from indirect suppliers. In fiscal 2006, our largest supplier accounted for approximately 18% of total direct material expenditures, while the top ten suppliers accounted for approximately 49% of total direct material expenditures.

The principal materials used in the manufacturing processes are commodities that are available from a variety of sources. The key metal materials used in the manufacturing processes include brass castings, aluminum ingots and machined parts. The key non-metal materials used include high performance engineered plastic parts, energy, plastic resins and rubber. We do not maintain long-term supply contracts with our suppliers. Management believes that there is a readily available supply of materials in sufficient quantity from a variety of sources. We have not experienced a significant shortage of key materials and have not recently engaged in hedging transactions for commodity supplies.

We have developed strategic partnerships with Contract Electronic Manufacturers (“CEMs”), our outsource manufacturing providers. We are able to leverage the CEMs’ ability and capacity to manufacture high volume electronic components. In addition, CEMs function as an extension of our manufacturing capabilities by assembling some of our products and shipping them directly to customers.

Intellectual Property

Our success and ability to compete depends substantially upon our intellectual property. We pursue patent and trademark protection in the United States and abroad. Currently we have almost 200 U.S. and foreign patents, 28 of which we believe are significant to the business. The protection for the first of these patents expires in November 2006 and the protection for the last of these patents expires in 2023. We also have numerous trademark registrations, 30 of which we believe are significant to the business. With respect to these trademarks, so long as we continue to use and renew the registration for them, we can continue to have exclusive rights to use the trademarks indefinitely in those jurisdictions in which registrations are in effect. We sell many of our products under a number of registered trademarks, which we believe are widely recognized in the metering industry.

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

Environmental Matters

We are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. We are also subject to the federal Occupational Health and Safety Act and similar state and foreign laws related to employee safety. We cannot give any assurances that we have been, and will at all times be, in compliance with all of these requirements, including reporting obligations and permit restrictions, or that we will not incur material fines, penalties, costs or liabilities in connection with such requirements or a failure to comply with them. While we currently incur capital and other expenditures to comply with these environmental laws, these laws may become more stringent and our processes may change. Therefore, the amount and timing of such expenditures in the future may vary substantially from those currently anticipated.

We are aware of known contamination at the following United States facilities: Russellville, Kentucky; DuBois, Pennsylvania; Texarkana, Arkansas; and Uniontown, Pennsylvania, as a result of historic releases of hazardous materials. The former owner of these sites is investigating, remediating and monitoring these properties. We are obligated to reimburse the former owner for a minority of monies expended on the remediation plus interest on monies paid at all sites other than Russellville (“Reimbursement Sites”), where the former owner pays all remediation costs. In connection with the Acquisition, certain subsidiaries of Invensys agreed to retain liability for the reimbursement obligations related to the Reimbursement Sites. As a result, we do not expect to have any future liabilities for the costs of remediation or other reimbursement costs associated with the Reimbursement Sites.

In addition, there is contamination in the soil and groundwater at our facility in Ludwigshafen, Germany. We are indemnified by the former owner against costs that may result from the contamination. This indemnification obligation is subject to the condition that the plots of land continue in industrial use, unless the former owner has agreed to the change from industrial use. We also have an indemnity, subject to certain limitations, from certain subsidiaries of Invensys regarding this facility pursuant to the terms of the purchase agreement governing the acquisition of Invensys Metering Systems.

Based on information currently available, we believe that future environmental compliance expenditures will not have a material effect on our financial position. However, as to any of the above-described indemnities, we cannot give any assurances that the indemnifying parties will be able to satisfy their obligations. Environmental compliance costs and liabilities could reduce our net income and cash available for operations.

Other Regulatory Matters

Our products are subject to the rules and regulations of various federal, state and local agencies and foreign regulatory bodies. For example, our AMR products use radio spectrum and are subject to regulation by the Federal Communications Commission (the “FCC”), and much of the European water and heat metering markets, including Germany, The Netherlands, Austria, Switzerland, the Czech Republic and Slovakia, are subject to national regulation. We are also subject to regulation by other governmental bodies. Further, we are subject to governmental regulations related to occupational safety and health, labor, wage practices and the performance of certain engineering services. We believe that we are currently in material compliance with such regulations; however, failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of production processes, cessation of operations, or other actions that could materially and adversely affect our business, financial condition or results of operations.

Employees

We are headquartered in Raleigh, North Carolina and operate globally with 35 facilities in the United States and other countries, including Germany, France, the United Kingdom, Slovakia, Brazil, Chile, South Africa and China. As of March 31, 2006, we had 3,859 full-time employees, of which 1,388 were located in the United States.

We maintain both union and non-union workforces. As of March 31, 2006, 1,769 employees were covered by collective bargaining agreements. The Uniontown, Pennsylvania facility has a five-year agreement with the United Steel Workers of America that expires on February 24, 2008. Sensus Precision Die Casting, Inc., our subsidiary through which we operate our precision die casting product line, has a three-year agreement with the United Automobile Workers that expires on October 8, 2006. The current three-year agreement between Smith-Blair and the United Steel Workers of America expires on March 28, 2007. Additionally, our Ludwigshafen, Germany and Hannover, Germany employees are represented by IG Metall and negotiate with local Employers Associations that represent the German subsidiaries as well as other employers from the industry. The outcome of these negotiations also indirectly affects non-unionized employees to the extent that individual employment agreements contain references to the relevant metal union contracts. The current agreement covering our German unionized workforce expires on March 31, 2007.

ITEM 1A.    RISK FACTORS

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

We are controlled by our principal investors, whose interests in our business may be different, and who control the appointment of our board of directors. As a result, conflicts may exist with respect to fundamental business decisions.

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

The Acquisition resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which include customer relationships, trademarks and tradenames, patents and non-competition agreements, were $215.9 million at March 31, 2006, representing 23% of total assets. Amortization expense associated with our identifiable intangible assets amounted to $22.5 million in fiscal 2006 and is expected to be $68.7 million over the next five fiscal years (without giving effect to acquisitions completed subsequent to March 31, 2006). The large amount of amortization expense will adversely affect our net income during this period. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses we acquired, was $330.5 million at March 31, 2006, representing 35% of our total assets.

Goodwill and identifiable intangible assets, which are deemed to have indefinite lives, are recorded at fair value on the date of acquisition and, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”), are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The full value of our intangible assets may never be realized. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

We are dependent on the utility industry, which may experience volatility. This volatility could cause our results of operations to vary significantly from period to period.

In fiscal 2006, approximately 90% of our net sales were derived from sales of products and services to the utility industry. Purchases of our products are, to a substantial extent, deferrable in the event that utilities reduce capital expenditures as a result of, among other factors, mergers and acquisitions, pending or unfavorable regulatory decisions, decreased sales due to weather conditions, rising interest rates or general economic downturns.

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

Such purchase decisions are often put on hold indefinitely when merger negotiations begin. If our customers engage in a high amount of merger and acquisition activity, our sales could be materially and adversely affected. If future state or other regulatory decisions are issued that cause a delay in purchasing decisions, or if we experience changes in our customer base or requirements to modify our products and services (or develop new products or services) to meet the needs of market participants, our results could be materially and adversely affected.

Many of our products are distributed to utility contractors in connection with residential, commercial and industrial construction projects. Historically, new housing construction has decreased during economic slowdowns, and the level of activity in the commercial and industrial construction markets depends on the general economic outlook, corporate profitability, interest rates and existing plant capacity utilization. In general, factors such as trends in the construction industry, billing practices, changes in municipal spending or other factors that influence metering products sales are not within our control and, as a result, may have a material adverse effect on our operating results and financial condition.

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

Additionally, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase to increase their efficiency. If we are not selected as one of these preferred providers, we may lose access to certain sections of the markets in which we compete. Our customers increasingly demand a broad product range, and we must continue to develop our expertise to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in research and development, manufacturing, customer service and support, marketing and our distribution networks. We may also have to adjust the prices of some of our products to stay competitive. We cannot assure you that we will have sufficient resources to continue to make such investments or that we will maintain our competitive position within each of the markets we serve.

We face potential product liability claims relating to products we manufacture or distribute. The successful assertion of a large product liability claim could subject us to substantial damages.

We face risk of exposure to existing and future product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage providing for primary coverage of $2 million and excess coverage of $75 million, but we cannot give assurances that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. In addition, although we are entitled to indemnification from certain subsidiaries of Invensys under the terms of the stock purchase agreement for certain product liability claims existing prior to the Acquisition, we cannot give assurance that we will be able to recover from the indemnifying parties in the event we are found liable. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome of the litigation with respect to those claims. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition or results of operations. In addition, our business depends on the strong product reputation we believe we have developed. In the event that this reputation is damaged, we may face difficulty in maintaining the pricing of some of our products, which could result in reduced sales and profitability.

We are subject to the effects of fluctuations in foreign exchange rates.

The financial condition and results of operations of each of our operating foreign subsidiaries are reported in the relevant local currency and are then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. In addition to currency translation risk, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency than the relevant local currency. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction risks. The majority of our businesses source raw materials and sell their products within their local markets in their functional currencies and therefore have limited transaction exposure. Fluctuations in the value of the U.S. dollar may impact our ability to compete in international markets. We can give no assurance that currency fluctuations will not have a material adverse effect on our future international sales and, consequently, on our financial condition and results of operations. During fiscal 2006, we utilized foreign currency forward contracts to minimize the effect of exchange rate fluctuations and expect to continue to utilize these contracts to manage foreign currency exchange risk in the future.

Our substantial indebtedness could adversely affect our financial health, harm our ability to react to changes to our business and could prevent us from fulfilling our obligations under our indebtedness.

We are highly leveraged and have significant debt service obligations. As of March 31, 2006, we had total debt of $485.6 million outstanding. Our cash interest paid for fiscal 2005 and fiscal 2006 was $34.3 million and $37.7 million, respectively.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect to our indebtedness. Our substantial debt could also have other material consequences. For example, it could a) increase our vulnerability to general economic downturns and adverse competitive industry conditions, b) require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes, c) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, d) place us at a competitive disadvantage compared to competitors that have less debt and e) limit our ability to raise additional financing on satisfactory terms or at all.

Furthermore, our interest expense could increase if interest rates increase because a major portion of our debt under the credit agreement governing our senior secured credit facilities is variable-rate debt. Our senior secured credit facilities include term loan facilities in an aggregate amount of $206.2 million, each of which bear interest at the adjusted LIBOR plus 2.0% or the Alternate Base Rate plus 1.0%, and revolving credit facilities in an aggregate amount of $70.0 million, each of which bear interest at the adjusted LIBOR plus 2.5% or the Alternate Base Rate plus 1.5% (exclusive in each case of a 0.5% facility fee). In addition, during fiscal 2006, we utilized interest rate swap agreements, with an aggregate notional amount of $100.0 million, to mitigate our exposure to fluctuations in interest rates on variable-rate debt and expect to continue to utilize these agreements to manage interest rate risk in the future.

Restrictive covenants in our senior credit facilities and the indenture governing our senior subordinated notes may restrict our ability to pursue our business strategies.

Our senior secured credit facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be beneficial to the Company in the future. Our senior secured credit facilities include covenants restricting, among other things, our ability to a) guarantee or incur additional debt, b) incur liens and engage in sale leaseback transactions, c) make loans and investments, d) declare dividends or redeem or repurchase capital stock, e) engage in mergers, amalgamations, acquisitions and other business combinations, f) prepay, redeem or purchase subordinated debt (including the new notes), g) amend or alter terms of debt (including the new notes), h) sell assets, i) transact with affiliates and j) alter the business that we conduct.

Our senior credit facilities also include financial covenants, including requirements that we maintain a minimum interest coverage ratio, a minimum fixed charge coverage ratio and a maximum leverage ratio. These financial covenants become more restrictive over time.

The indenture governing our senior subordinated notes also contains numerous covenants including, among other things, restrictions on our ability to a) incur or guarantee additional indebtedness or issue certain preferred stock, b) pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness, c) make certain investments, d) enter into arrangements that restrict dividends from our subsidiaries, e) engage in transactions with affiliates, f) sell assets, including capital stock of our subsidiaries, and g) merge, amalgamate or consolidate with other companies or transfer all or substantially all of its assets.

We depend on our ability to develop new products for our success. There is no guarantee we will continue to be successful in developing new products.

We have made, and expect to continue to make, substantial investments in technology development. Our future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance our existing products. This product development will require continued investment to maintain our market position. There can be no assurance that unforeseen problems will not occur with respect to the development and performance of our technologies and products or that we will meet our product development schedules. In addition, there can be no assurance that we will have market acceptance of our new products and systems. For example, market acceptance for AMR systems varies by country based on such factors as the regulatory and business environment, labor costs and other economic conditions. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including a) product quality, b) reliability and timeliness of delivery, c) new product innovation, d) price competitiveness, e) technical expertise and development capability, f) product design capability, g) manufacturing expertise, h) operational flexibility, i) customer service and j) overall management.

Our success depends on our ability to continue to meet our customers’ changing requirements. We cannot assure you that we will be able to address technological advances or introduce new products that may be necessary to allow us to remain competitive within our businesses. Furthermore, we cannot assure you that we can adequately protect any of our own technological developments to sustain a competitive advantage.

We rely on our information technology systems to conduct our business. If these systems fail to adequately perform these functions, or if we experience an interruption in their operation, our business and financial results could be adversely affected.

The efficient operation of our business is dependent on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, production and supply chain, order entry, order fulfillment, inventory replenishment, e-commerce and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in decreased sales, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power loss and computer systems failure and viruses. Any such interruption could have a material adverse effect on our business.

If we are unable to make necessary capital investments our business may be adversely affected.

We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes. As we maintain and grow our business, we may have to incur significant capital expenditures. We believe that we will be able to fund these expenditures through cash flow from operations and cash on hand. We cannot assure that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may decrease and the quality of our products may be adversely affected, which, in turn, could result in reduced sales and profitability.

International operations expose us to numerous risks and business uncertainties.

In fiscal 2005 and fiscal 2006, our foreign operations represented 31% of consolidated net sales. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include a) regional economic downturns, b) changes in governmental policy or regulation, c) restrictions on the transfer of funds into or out of the country, d) import and export duties and quotas, e) domestic and foreign customs and tariffs, f) different regimes controlling the protection of our intellectual property, g) international incidents, h) military outbreaks, i) government instability, j) difficulty in staffing and managing widespread operations, k) nationalization of foreign assets, l) government protectionism, m) compliance with U.S. Department of Commerce export controls, n) potentially negative consequences from changes in tax laws, o) higher interest rates, p) requirements relating to withholding taxes on remittances and other payments by subsidiaries, q) restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions and r) exposure to liabilities under the Foreign Corrupt Practices Act. We cannot give assurance that one or more of these factors will not impair our current or future international operations and, consequently, our overall business.

We may face volatility in the availability of energy and raw materials used in our manufacturing process.

In the manufacturing of our products, we use large amounts of energy, including electricity and gas, and raw materials and processed inputs, including brass castings, aluminum ingot, plastics and rubber. We obtain energy, raw materials and certain manufactured components from third-party suppliers. We do not maintain long-term supply contracts with our suppliers. The loss, or a substantial decrease in the availability, of such products from some of our suppliers, or the loss of key supplier relationships could have a material adverse effect on our business, results of operations and financial condition. The availability and prices of electricity, gas and raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. In addition, supply interruptions could arise from shortages of electricity, gas and raw materials, labor disputes, transportation disruptions, impaired financial condition of suppliers, adverse weather conditions or other natural disasters. Any change in the supply of, or price for, these energy sources and raw materials may adversely affect our ability to satisfy our customers on a timely basis and thereby negatively affect our financial performance. In addition, we may not be able to pass any price increases in raw materials or other product inputs along to our customers in the form of higher prices, which may have an adverse affect on our operating results.

We have transitioned a substantial portion of our manufacturing capabilities to contract manufacturers. If we are unable to manage our outsourcing arrangements effectively, or if we are unable to accurately project demand, our revenue and profitability could be harmed.

Our future operating results will depend on our ability to develop and manufacture products cost-effectively. To minimize manufacturing costs, as well as focus on our core competencies and streamline our operations, we have outsourced production of products representing approximately 16% of fiscal 2006 net sales. The primary products that we have outsourced are the MXU radio transducers, fixed-based AMR equipment and iCon electric meters. The outsourcing of production capabilities somewhat diminishes the day-to-day control that we are able to exercise over the production process that could result in quality problems, and correspondingly increased product warranty costs. In addition, as we outsource more production capacity, we will retain limited internal production capacity, and will, therefore, rely on our contract manufacturers to fill orders on a timely basis. We will be required to provide accurate forecasts to our contract manufacturers to satisfy demand for our products. If we overestimate our requirements, we may be required to purchase quantities of products that exceed customer demand. If we underestimate our requirements, we may have inadequate inventory from which to meet customer demand.

Our intellectual property may be inadequately protected, which could result in the loss of our exclusive right to use the intellectual property. Additionally, some of our intellectual property may be misappropriated, which could subject us to claims of infringement.

We rely on a combination of patents, trademarks, copyrights, licenses and trade secret rights to protect our intellectual property throughout the world. We cannot give any assurance that our patent or trademark applications will be approved, that any patents or trademark registrations that may be issued will adequately protect our intellectual property or that any issued patents or registered trademarks will not be challenged by third parties. Other parties may independently develop similar or superior technologies or designs around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as the laws of the United States.

In the ordinary course of our operations, we, and other companies, from time to time pursue and are pursued in administrative proceedings and litigation concerning the protection of intellectual property rights. If successful, third-party intellectual property lawsuits could subject us to substantial damages, and require us to cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or discontinue the use of certain technology. They could also force us to seek licenses to the infringing technology, which licenses may not be available on reasonable terms, or at all. Our ability to sustain current margins on some or all of our products may be affected, which could reduce our sales and profitability. Third-party lawsuits could also invalidate our intellectual property rights. Regardless of the success of any third party-initiated or company-initiated claims, they would likely be time-consuming and expensive to resolve, and would divert the time and attention of our management.

We have licensed technology from third parties to develop new products or product enhancements, including licenses relating to many of our current leading products. We also expect to seek technology from third parties in the future as needed or desirable for future products and product enhancements. We cannot assure that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party license required to develop new products or product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, or could require that we change our product and design plans, and we may still become involved in third-party lawsuits, any of which could seriously harm or delay our ability to manufacture and sell our products.

We rely on independent distributors for a significant portion of our sales. There is no guarantee that we will be able to retain the services of these distributors.

In addition to our own direct sales force, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our end-customers. In fiscal 2006, approximately 33% of our net sales were generated from sales to our top ten customers, which include our distribution channels, with approximately 12% of our net sales derived from sales to distributors affiliated with National Waterworks, Inc., our largest customer and a wholly owned subsidiary of The Home Depot, Inc. The majority of the distribution contracts we have with these independent distributors are cancelable by the distributor after a short notice period. We cannot assure these distributors will not terminate their agreements with us.

The loss of one or more key distributors, such as distributors affiliated with National Waterworks, Inc. or a substantial number of our other distributors, could materially reduce our sales and profits. While our relationships with our ten largest distributors have been long-standing, distributors in our industry have experienced significant consolidation in recent years, and we cannot give any assurance that our distributors will not be acquired by other distributors that buy products from our competitors. We also cannot give any assurance that, as consolidation among distributors continues, distributors will not be able to force us to lower our prices, which would have an adverse impact on our results of operations.

Our business is subject to the regulation of, and dependent on licenses granted by, the Federal Communications Commission and other governmental bodies. Changes in existing regulations or the losses of our licenses could adversely affect our business.

A significant portion of our AMR products use radio spectrum and are subject to regulation by the Federal Communications Commission in the United States (the “FCC”). Licenses for radio frequencies must be obtained and periodically renewed. There can be no assurance that any license granted to us or our customers will be renewed on acceptable terms, if at all, or that the FCC will keep in place rules for our frequency bands that are compatible with our business. In the past, the FCC has adopted changes to the requirements for equipment using radio spectrum, and it is possible that the FCC or the United States Congress will adopt additional changes in the future.

We have committed, and expect to continue to commit, significant resources to the development of products that use particular radio frequencies. Action by the FCC could require modifications to our products. If we are unable to modify our products to meet such requirements, we could experience delays in completing such modifications, or the cost of such modifications could have a material adverse effect on our future financial condition and results of operations.

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

The Company, along with as many as 200 other companies, is a defendant in several lawsuits filed in various state courts in Mississippi by groups of plaintiffs alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. Because the cases are in initial stages, it is uncertain whether any plaintiffs have dealt with any of the Company’s products, were exposed to an asbestos-containing component part of a product of the Company or whether such part could have been a contributing factor to the alleged illness. Although we are entitled to indemnification for legal and indemnity costs for asbestos claims related to these products from certain subsidiaries of Invensys pursuant to the stock purchase agreement for the Acquisition, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with the Acquisition.

We are subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could seriously impact the profitability of our business.

As of March 31, 2006, we had 3,859 employees, of whom 1,388 were employed in the United States and 2,471 were employed abroad. As of March 31, 2006, approximately 46% of our total employees, primarily in the United States and Europe, were represented by labor unions.

In the United States, we are a party to labor agreements with the United Steel Workers of America and the United Automobile Workers. The Uniontown, Pennsylvania facility has a five-year agreement with the United Steel Workers of America that expires on February 24, 2008. Sensus Precision Die Casting, Inc., our subsidiary through which we operate our precision die casting product line, has a three-year agreement with the United Automobile Workers that expires on October 8, 2006. The current three-year agreement between Smith-Blair and the United Steel Workers of America expires on March 28, 2007.

In Germany, our employees are represented by IG Metall, which negotiates labor terms and conditions with local Employers Associations that also represent other employers. The outcome of these negotiations also directly affects non-unionized employees to the extent that individual employment agreements contain cross references to relevant metal union contracts. The current union agreement with IG Metall covering our German unionized workforce expires on March 31, 2007.

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

We may pursue selective strategic acquisition opportunities. We may evaluate potential acquisitions, some of which could be material, and engage in discussions with acquisition candidates. We cannot assure that suitable acquisition candidates will be identified and acquired in the future, that the financing of any such acquisition will be available on satisfactory terms or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we assure that our acquisition strategies will be successfully received by customers or achieve their intended benefits. If we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions would likely result in the incurrence of debt and contingent liabilities and an increase in interest expense and amortization expense as well as significant charges relating to integration costs, which could have a material adverse effect on our results of operations or financial condition. Often acquisitions are undertaken to improve the operating results of either or both of the acquirer and the acquired company, and we cannot assure that we will be successful in this regard. We may encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The tables below list the properties utilized by the Company at March 31, 2006. The Company believes that its properties are in good operating condition and are suitable for its current needs.

The table below sets forth the locations of the facilities in North America.

Location	Owned/Leased	Square Feet	Principal Use of Facility
Texarkana, AR	Owned	249,912	Manufacturing/Assembly
Goleta, CA	Leased	9,000	Office
Orlando, FL	Owned	48,474	Manufacturing/Assembly
Russellville, KY	Leased	254,904	Manufacturing/Assembly
Juarez, Mexico	Leased	45,720	Manufacturing/Assembly
Raleigh, NC	Leased	9,931	Office
DuBois, PA	Owned	333,496	Manufacturing/Assembly
Pittsburgh (Forest Hills), PA	Leased	8,845	Office
Uniontown, PA	Leased	240,228	Manufacturing/Assembly
Richardson, TX	Leased	215	Office

The table below sets forth the locations of the facilities outside of North America.

Location	Owned/Leased	Square Feet	Principal Use of Facility
El Eulma, Algeria	Leased	32,818	Manufacturing/Assembly
Minsk, Belorussia	Owned	1,098	Office
Nova Odessa, Brazil	Leased	26,364	Manufacturing/Assembly
Santiago, Chile	Leased	21,653	Manufacturing/Assembly
Beijing, China	Leased	83,143	Manufacturing/Assembly
Shanghai, China	Leased	53,628	Manufacturing/Assembly
Jiangdu City, China	Owned	308,000	Manufacturing/Assembly
Jiangdu City, China	Leased	144,000	Office
Prague, Czech Republic	Leased	10,204	Office
Malakoff, France	Leased	1,970	Office
Lyon, France	Owned	50,235	Manufacturing/Assembly
Neyron, France	Leased	13,933	Office
Babelsberg, Germany (1)	Owned	21,617	Manufacturing/Assembly
Hannover, Germany	Owned	49,453	Manufacturing/Assembly
Ludwigshafen, Germany	Leased	18,808	Manufacturing/Assembly
Ludwigshafen, Germany	Owned	317,624	Manufacturing/Assembly
Yakum, Israel	Leased	3,508	Office
Milan, Italy	Leased	377	Office
Temara, Morocco	Leased	18,299	Manufacturing/Assembly
Stara Tura, Slovakia	Leased	57,631	Manufacturing/Assembly
Gauteng, South Africa	Leased	16,172	Manufacturing/Assembly
Barcelona, Spain	Leased	6,736	Office
Sevilla, Spain	Leased	708	Office
Romsey, U.K.	Leased	31,032	Office
Sumy, Ukraine	Leased	4,132	Office

(1)	Leased to third party.

ITEM 3.    LEGAL PROCEEDINGS

Smith-Blair, Inc., our subsidiary, was named a defendant in an action filed in the Supreme Court of New York County, New York on December 5, 2001 (James Trodden v. Consolidated Edison of New York, Felix Industries and Smith-Blair, Inc.) in which the plaintiff seeks $10 million in damages for alleged personal injuries arising from an underground gas explosion of a pipeline that included one of our products. An earlier stay resulting from the bankruptcy of a co-defendant has been lifted, and the lawsuit is presently in the discovery phase. Pursuant to the terms of the Acquisition, we are entitled to full indemnification for this lawsuit from an affiliate of Invensys plc.

The Company, along with as many as 200 or more other companies, is a defendant in several lawsuits filed in various state courts in Mississippi by groups of plaintiffs alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. Because the cases are in initial stages, it is uncertain whether any plaintiffs have dealt with any of the Company’s products, were exposed to an asbestos-containing component part of a product of the Company or whether such part could have been a contributing factor to the alleged illness. Although we are entitled to indemnification for liabilities and legal costs for asbestos claims related to these products from certain subsidiaries of Invensys plc, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with the Acquisition.

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

	Predecessor (3)
(in millions)	Year Ended March 31, 2002	Year Ended March 31, 2003	Period from April 1, 2003 to December 17, 2003	Period from Inception (December 18, 2003) to March 31, 2004	Year Ended March 31, 2005	Year Ended March 31, 2006
Income Statement Data:
Net sales	$496.4	$504.5	$364.6	$164.4	$569.8	$613.9
Income (loss) from continuing operations	$34.8	$33.3	$10.0	$(1.5)	$(4.2)	$(3.2)

Other Financial Data:
EBITDA (1)	$69.1	$79.9	$43.2	$20.8	$79.9	$86.7
Restructuring costs (2)	22.7	12.4	9.6	1.1	8.1	7.2
Capital expenditures	18.7	11.8	8.4	6.1	21.2	23.2

Balance Sheet Data:
Cash and cash equivalents	$8.9	$17.1	$—	$48.5	$54.9	$52.6
Total assets	629.6	670.0	—	952.9	940.2	935.1
Total debt	—	14.1	—	506.6	500.4	485.6
Stockholder’s equity	485.9	496.3	—	198.0	194.0	186.4

(1)	For additional information regarding EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures”. We have presented EBITDA because management considers EBITDA to be an important measure of financial performance. Management believes that EBITDA provides useful information for our investors for trending, analyzing and benchmarking the performance and value of our business. Management also believes that EBITDA is useful in assessing current performance compared with the historical performance of our predecessor because items within our income statements such as depreciation, amortization and interest expense are significantly impacted by the Acquisition. Internally, EBITDA is used as a financial measure to assess the performance of our business and is an important measure in our incentive compensation plans. EBITDA should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.

(2)	For additional information regarding restructuring costs, see Note 7 under “Notes to Consolidated Financial Statements.” Restructuring costs are added to net income for purposes of determining compliance by the Company with the financial covenants of both the senior credit facilities and the indentures governing the notes.
(3)	On December 18, 2003, the Company acquired the metering systems and certain other businesses from Invensys plc (the “Acquisition”). Prior to the date of the Acquisition, the Company had no operations. As a result of the Acquisition, we changed the basis of accounting and acquired substantial debt, such that the financial results of periods prior to the Acquisition are not necessarily comparable to results after the Acquisition. Information for periods prior to December 18, 2003 reflects the results of operations and other data for our predecessor, Invensys Metering Systems.

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

General

We are a leading provider of advanced metering and related communications systems to the worldwide utility industry and have over a century of experience in designing and manufacturing metering products. We believe that we are the largest global manufacturer of water meters and have a substantial share of the sales of AMR devices to the North American water utilities market. Additionally, we believe that we are a leading global developer and manufacturer of gas and heat metering systems and are an emerging participant in the North American electric metering market. We are recognized throughout the metering industry for developing and manufacturing metering products with long-term accuracy and unique product features, as well as for providing comprehensive customer service for all of our products. In addition to our metering business, we believe we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die-castings.

History and the Acquisition

Although we and our predecessors have been supplying metering and related products for over a century, our current business was created in early 1999 when BTR plc and Siebe plc merged to form Invensys plc.

Following this merger and until the completion of the Acquisition, our business was generally operated by Invensys as a single product group and participated in various strategic initiatives implemented by Invensys plc, including customer development, services, project management and lean supply chain programs. We acquired the Invensys Metering Systems businesses from Invensys plc on December 17, 2003. This sale is described under “Acquisitions” in Note 2 to the audited consolidated financial statements included elsewhere in this annual report. The historical results of operations of Invensys Metering Systems (the “Predecessor”) may not be fully indicative of the results of operations on a stand-alone basis. We are a recently formed company with limited operating history as a stand-alone company, which may lead to risks or unanticipated expenses similar to those of a start-up company.

Recent Event

On June 2, 2006, the Company entered into an agreement to acquire substantially all of the assets and assume certain identified liabilities of Advanced Metering Data Systems, L.L.C. (“AMDS”) for $45.4 million in cash at closing and the payment of additional cash consideration if the acquired business achieves certain performance targets through March 2011. In addition, pursuant to a Subscription Agreement with AMDS, Sensus Metering Systems (Bermuda 1) Ltd., the Company’s parent, will issue certain preference shares to AMDS, which are subject to the performance of the acquired business over a five-year period following the closing. The Company will finance the transaction with equity contributions from the current principal investors in the Company and cash on hand. Closing of the acquisition is subject to the satisfaction of certain conditions, including obtaining certain governmental approvals.

Results of Operations

The following table provides results of operations of the Company:

								Predecessor (Note 1)
	Year Ended March 31, 2006%		Year Ended March 31, 2005%		Combined Fiscal Year Ended March 31, 2004%		Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003
					(in millions)
Sales	$613.9	100%	$569.8	100%	$529.0	100%	$164.4	$364.6
Gross profit	186.4	30%	170.8	30%	155.3	29%	45.6	109.7
Selling, general and administrative expenses	107.9	17%	99.5	18%	97.8	18%	28.1	69.7
Restructuring and other similar costs	7.2	1%	8.1	1%	10.7	2%	1.1	9.6
Amortization of intangible assets	22.5	4%	21.3	4%	6.0	1%	5.7	0.3
Other operating expense (income), net	3.4	1%	3.0	—	(1.0)	—	(0.1)	(0.9)

Operating income from continuing operations	45.4	7%	38.9	7%	41.8	8%	10.8	31.0
Interest (expense) income, net	(39.3)	(6)%	(36.7)	(6)%	(10.8)	(2)%	(12.7)	1.9
Other (expense) income, net	(1.1)	—	2.0	—	(0.1)	—	(0.2)	0.1

Income (loss) from continuing operations before income taxes and minority interest	5.0	1%	4.2	1%	30.9	6%	(2.1)	33.0
Provision (benefit) for income taxes	8.2	1%	8.3	1%	22.1	4%	(0.5)	22.6

(Loss) income from continuing operations before minority interest	(3.2)	—	(4.1)	—	8.8	2%	(1.6)	10.4
Minority interest	—	—	(0.1)	—	(0.3)	—	0.1	(0.4)

(Loss) income from continuing operations	(3.2)	—	(4.2)	—	8.5	2%	(1.5)	10.0
Loss from discontinued operations	—	—	(0.8)	—	(0.5)	—	(0.3)	(0.2)

Net (loss) income	$(3.2)	—	$(5.0)	—	$8.0	2%	$(1.8)	$9.8

Fiscal Year Ended March 31, 2006 Compared with Fiscal Year Ended March 31, 2005

Net Sales. Net sales increased by $44.1 million, or 8%, from $569.8 million for fiscal 2005 to $613.9 million for fiscal 2006. The principal driver of net sales growth in the current fiscal year is the continued strong demand that we are experiencing for metering systems, due to continued growth of AMR applications and strong product sales of water meters. Unfavorable currency translation, due primarily to the devaluation of the euro against the U.S. dollar, accounted for a sales decrease of $3.2 million for fiscal 2006. North American sales of water meters increased by $23.6 million, or 11%, for fiscal 2006 as compared to fiscal 2005, resulting from continued buoyancy for AMR applications and products. Electric meter sales increased 14%, in fiscal 2006 as compared to fiscal 2005 due to continued growth in sales of our iCon electric meter products to electric utilities. Gas meter sales decreased marginally in fiscal 2006 as compared to fiscal 2005.

The Europe/Middle East/Africa water meter market experienced an increase in sales of $5.0 million in fiscal 2006, net of foreign currency impact, as compared to fiscal 2005. This increase is the result of new ventures and growth in Eastern Europe and Africa offsetting declines in Central Europe. South American sales increased $1.6 million, net of foreign currency impact, in fiscal 2006 as compared to fiscal 2005. This increase resulted primarily from higher residential water meter sales in Brazil and Chile.

Third-party sales of our precision die casting products in fiscal 2006 as compared to fiscal 2005 increased $10.9 million due to expansion into China. Pipe joining and repair products sales increased $6.6 million, or 12%, in fiscal 2006 as compared to fiscal 2005 due to significant price increases and increased demand for our products resulting from adverse weather conditions.

Our top ten customers accounted for approximately 33% of net sales for the fiscal year ended 2006. Sales to distributors affiliated with National Waterworks, Inc., our largest customer and a wholly owned subsidiary of The Home Depot, Inc., constituted approximately 12% of net sales in fiscal 2006. No other individual customer accounted for more than 5% of net sales.

Gross Profit. Gross profit increased by $15.6 million (including a $1.1 million unfavorable foreign currency impact), or 9%, from $170.8 million in fiscal 2005 to $186.4 million in fiscal 2006. Gross profit as a percentage of sales remained flat at 30% in the current fiscal year resulting from favorable market mix, attributable to higher water meter sales and cost reductions resulting from restructuring activities more than offsetting increased worldwide material prices. The improvement in gross margin dollars in fiscal 2006 as compared to fiscal 2005 is primarily due to higher sales volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2006 increased by $8.4 million (including a $0.4 million favorable foreign currency impact), or 8%, to $107.9 million, from $99.5 million in fiscal 2005. Expenses, as a percentage of net sales, decreased to 17% from 18% for fiscal 2006 as compared to fiscal 2005, primarily as a result of the Company beginning to realize some economies of scale as sales volumes continue to grow. The absolute increase in selling, general and administrative expenses in the current fiscal year can be attributed to increased investments in research and development; a $0.9 million receivable write-down in fiscal 2006 relating to the bankruptcy filing of Delphi Corporation, a significant customer of the Company; buildup of our finance and accounting infrastructure and expansion into new markets in China, Italy and Algeria.

Restructuring Costs. Restructuring costs were $7.2 million for fiscal 2006. Fiscal 2006 restructuring costs included costs associated with ceasing production at our Indian joint venture facility, exiting select motorcycle product lines at our PDC Rongtai joint venture and further rationalizing our German manufacturing operations. Current year restructuring costs consisted of $1.1 million relating to the write-off of certain assets that were impaired as a result of the initiatives taken in China and India and $6.1 million relating to headcount reduction initiatives. The decrease in restructuring costs of $0.9 million from fiscal 2005 is primarily the result of the winding down of our current European restructuring activities to achieve our targeted operational footprint.

Amortization of Intangible Assets. Amortization of intangible assets increased by $1.2 million from $21.3 million in fiscal 2005 to $22.5 million in fiscal 2006. The increase was due to high levels of intangible assets resulting from purchases of technology rights. Amortization expense relates primarily to the intangible assets recorded at the time of the Acquisition for non-competition agreements, customer relationships and patents.

Other Operating Expense, Net. Other operating expense, net of $3.4 million for fiscal 2006 increased by $0.4 million compared to $3.0 million for fiscal 2005. For fiscal 2006, other operating expense, net relates to management fees of $2.3 million paid to the Jordan Company, L.P., $0.5 million related to unconsummated acquisition costs and $0.6 million of regulatory and other fees and expenses.

Interest Expense, Net. Interest expense, net was $39.3 million for fiscal 2006 compared with $36.7 million for fiscal 2005. The increase in interest expense, net for the current fiscal year was the result of rising interest rates on our variable-rate debt, partially offset by lower debt outstanding due to accelerated debt repayments.

Other Non-Operating (Expense) Income, Net. Other non-operating expense, net of $1.1 million for the fiscal year ended March 31, 2006 increased by $3.1 million compared to other non-operating income, net of $2.0 million for the fiscal year ended March 31, 2005. The increase in other non-operating expense, net is related primarily to unrealized foreign exchange losses on remeasurement of intercompany loans, partially offset by unrealized gains on forward contracts related to such loans.

Provision for Income Taxes. Income tax expense was $8.2 million for fiscal 2006 compared to income tax expense of $8.3 million for 2005. The current fiscal year effective tax rate of 164% was the result of income taxes being incurred on the taxable income of our global operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

Minority Interest. Minority interest expense for fiscal 2006 decreased marginally as compared to the comparable prior year and is a result of our partners’ share of earnings of $0.8 million for our Algeria joint venture offset by losses of $0.8 million for our Indian and Chinese joint ventures.

Net Loss. Net loss of $3.2 million for fiscal 2006 decreased by $1.8 million compared to a net loss of $5.0 million for fiscal 2005. The improvement in fiscal 2006 is primarily the result of the increase in sales volumes and gross margins as compared to fiscal 2005.

EBITDA. EBITDA increased by $6.8 million, or 9%, from $79.9 million for fiscal 2005 to $86.7 million for fiscal 2006. The increase in EBITDA in fiscal 2006 as compared to fiscal 2005 is attributable to increased sales resulting in higher gross margins.

Fiscal Year Ended March 31, 2005 Compared with Combined Fiscal Year Ended March 31, 2004

Net Sales. Net sales increased $40.8 million, or 8%, from $529.0 million for the combined fiscal year 2004 to $569.8 million for fiscal 2005. The increase resulted primarily from continued strong demand for metering systems, due to continued growth of AMR applications and strong product sales for water, gas and electric meters. Appreciation of the euro against the U.S. dollar resulted in an increase in net sales of approximately $13.4 million. Total metering systems revenues increased $31.7 million, or 7%, for fiscal 2005 compared with the combined fiscal year 2004. North American sales of water meter systems for the fiscal year ended March 31, 2005 increased by $16.8 million, or 8%, compared to the combined fiscal year ended March 31, 2004, due primarily to continued buoyancy for AMR applications and products, and growth in large meter products. Gas meter sales in North America for fiscal 2005 increased by $7.4 million, or 15%, versus the combined fiscal year 2004, as the current fiscal year began with a large backlog related to the prior year strike at Precision Die Casting, our internal supplier of gas meter shells. Electric meter sales continued to perform well in its first full year of operation with sales for fiscal 2005 nearly doubling from those reported for the combined fiscal year 2004.

The European water meter market delivered lower sales (net of favorable currency impact) of $11.4 million, or 7%, for fiscal 2005 as compared to the combined fiscal year 2004, due to pricing pressures for the majority of the period and general market weakness.

Third-party sales of our precision die-casting products for fiscal 2005 increased by $6.7 million, or 18%, compared to the combined fiscal year 2004. We were able to leverage new platform offerings to the Tier 1 automotive industry suppliers to generate increased sales. Pipe joining and repair products third party sales increased by $2.5 million, or 5%, in fiscal 2005 compared to the combined fiscal year 2004, primarily on the strength of favorable pricing.

Our top ten customers accounted for approximately 33% of total net sales in fiscal 2005. Sales to distributors affiliated with National Waterworks, Inc., our largest customer and wholly owned subsidiary of The Home Depot, Inc., constituted approximately 12% of total net sales, and 13% of metering sales in fiscal 2005. No other one customer accounted for more than 5% of total net sales.

Gross Profit. Gross profit increased $15.5 million (including a $3.7 million favorable currency impact), or 10%, from $155.3 million for the combined fiscal year 2004 to $170.8 million for fiscal 2005. Gross profit, as a percentage of sales, marginally increased to 30% in fiscal 2005 from 29% for the combined fiscal year 2004. The increase in gross margin dollars primarily related to a purchase accounting inventory adjustment relating to the Acquisition of $10.3 million for the combined fiscal year 2004 and higher sales in fiscal 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.7 million (including a $3.0 million unfavorable foreign currency impact resulting from the appreciation of the euro against the U.S. dollar), or 2%, from $97.8 million for the combined fiscal year 2004 to $99.5 million for fiscal 2005. Expenses, as a percentage of net sales, remained flat at 18% for fiscal 2005 and the combined fiscal year 2004. Cost reduction initiatives and restructuring programs more than offset the increases resulting from the unfavorable foreign currency impact and an increase in research and development expenses of $1.6 million associated with the NexusData, Inc. acquisition in fiscal 2005.

Restructuring Costs. Restructuring costs were $8.1 million for fiscal 2005. Actions to cease production at our facility in France, to rationalize our U.K. gas meter operation and to downsize our German manufacturing operations constituted the majority of fiscal 2005 expenses. The decrease in restructuring and other similar costs of $2.6 million from the combined fiscal year 2004 was primarily the result of the winding down of our 5-year European restructuring program.

Amortization of Intangible Assets. Amortization of intangible assets increased by $15.3 million from $6.0 million for the combined fiscal year 2004 to $21.3 million for fiscal 2005. Amortization expense primarily relates to the intangible assets recorded at the time of the Acquisition for non-competition agreements, customer relationships and patents (see Note 2 to the audited consolidated financial statements included elsewhere in this annual report). These intangible assets were not recorded on the balance sheet of the Predecessor. As a result, the Predecessor did not incur significant amortization expense in the portion of the combined fiscal year 2004 prior to the closing of the Acquisition. Amortization of intangible assets in subsequent periods will remain higher than historical levels of the Predecessor as a result of the intangible assets recorded in connection with acquisitions.

Other Operating Expense (Income), Net. Other operating expense, net of $3.0 million for fiscal 2005 increased by $4.0 million compared to other operating income, net of $1.0 million for the combined fiscal year 2004. The increase in other operating expense, net was related to incremental management fees and expenses of $1.6 million, for a total of $2.1 million for the fiscal year, and other fees of $0.7 million related to unconsummated acquisition activities and $0.2 million related to a charge for market securities devaluation. In addition, $0.9 million of Brazilian transactional tax gains were recognized in the combined fiscal year 2004, which did not occur in the current fiscal period. Other operating expense, net in subsequent periods will remain higher than historical levels as a result of the continuing payment of quarterly management fees.

Interest Expense, Net. Interest expense, net was $36.7 million for fiscal year 2005 compared to interest expense, net of $10.8 million for the combined fiscal year 2004. Prior to the Acquisition, the Predecessor had insignificant debt. The Acquisition was financed with a $230.0 million term loan facility and the issuance of $275.0 million of senior subordinated notes. Of the total $25.9 million increase in interest expense, net, $22.6 million was the result of interest on the debt created to support the Acquisition, and $1.1 million was related to the amortization of deferred financing costs incurred in connection with the Acquisition. The remaining increase was related to interest income recognized in the combined fiscal year 2004 that was not recognized in fiscal 2005. Interest expense, net in subsequent periods will remain higher than historical levels of the Predecessor as a result of the debt incurred in connection with the Acquisition.

Other Non-Operating (Expense) Income, Net. Other non-operating income of $2.0 million for fiscal 2005 increased by $2.1 million compared to other non-operating expense of $0.1 million for the combined fiscal year 2004. The increase in other non-operating income was related primarily to net foreign currency exchange gains on intercompany loans in Europe, and gains on the sale of assets by our European operations.

Provision for Income Taxes. Income tax expense was $8.3 million for fiscal 2005 compared to income tax expense of $22.1 million for the combined fiscal year 2004. The decrease was primarily the result of lower earnings before taxes due to higher interest expense. The current fiscal year effective tax rate was the result of income taxes being incurred on the taxable income of our U.S. operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

Minority Interest. Minority interest expense was $0.1 million for fiscal 2005 compared to minority interest expense of $0.3 million for the combined fiscal year 2004. Minority interest reflects the results of various joint ventures in China, India and Algeria.

Net (Loss) Income. Net income decreased $13.0 million, or 163%, from $8.0 million for the combined fiscal year 2004 to a net loss of $5.0 million for fiscal 2005 primarily due to higher interest expense incurred during the period, greater amortization of intangible assets related to acquisitions, our inability to record an income tax benefit on foreign net operating loss carryforwards in certain jurisdictions and management and other non-recurring fees associated with acquisition activities.

EBITDA. EBITDA increased $15.9 million, or 25%, from $64.0 million for the combined fiscal year 2004 to EBITDA of $79.9 million for fiscal 2005. The increase in EBITDA for fiscal 2005 as compared to the prior year combined period was attributed primarily to increased sales resulting in higher gross margins.

Non-GAAP Measures

The discussion of EBITDA is being provided because management considers EBITDA to be an important measure of financial performance. Management believes that EBITDA provides useful information for our investors for trending, analyzing and benchmarking the performance and value of our business. Management also believes that EBITDA is useful in assessing current performance compared with the historical performance of our predecessor because items within our income statements such as depreciation, amortization and interest expense are significantly impacted by the Acquisition. Internally, EBITDA is used as a financial measure to assess the performance of our business and is an important measure in our incentive compensation plans. EBITDA should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.

The following table set forth a management reconciliation of the differences between EBITDA and net loss calculated in accordance with GAAP for fiscal 2006 and 2005, respectively, and the combined fiscal year 2004 (in millions):

					Predecessor (Note 1)
	Year Ended March 31, 2006	Year Ended March 31, 2005	Combined Fiscal Year Ended March 31, 2004	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003
Net (loss) income	$(3.2)	$(5.0)	$8.0	$(1.8)	$9.8
Depreciation and amortization	42.4	39.8	22.8	10.5	12.3
Interest expense (income), net	39.3	36.7	10.8	12.7	(1.9)
Income tax provision (benefit)	8.2	8.3	22.1	(0.5)	22.6
Minority interest	—	0.1	0.3	(0.1)	0.4

EBITDA	$86.7	$79.9	$64.0	$20.8	$43.2

Loss from discontinued operations	—	0.8	0.5	0.3	0.2

EBITDA (excluding discontinued operations)	$86.7	$80.7	$64.5	$21.1	$43.4

Liquidity and Capital Resources

During fiscal 2006, we funded our operating, investing and capital requirements through cash on hand. We generally fund operating and capital requirements from a combination of cash on hand, cash flows from operating activities and borrowings under our senior credit facilities.

Net cash flow provided by (used in) operating activities in fiscal 2006, 2005 and 2004 was $47.1 million, $33.7 million and ($13.4) million, respectively. The $13.4 million increase in net cash provided by operating activities in fiscal 2006 as compared to fiscal 2005 was primarily the result of improved collection practices for our accounts receivable and income tax refunds of approximately $2.5 million.

Working capital as a percentage of net sales decreased to 14% for fiscal 2006 as compared to 17% for fiscal 2005. The decrease was primarily due to lower receivable balances and income tax refunds of approximately $2.5 million.

Cash expenditures for restructuring for fiscal years 2006, 2005 and 2004 totaled $7.0 million, $9.9 million and $11.0 million, respectively. As of March 31, 2006, we had $5.7 million of restructuring accruals reflected on our consolidated balance sheet. Additional restructuring expenses of $5.6 million are expected to be incurred in fiscal 2007 as current restructuring programs are completed and new initiatives are undertaken.

Cash used for investing activities represents payments for capital expenditures, business acquisitions and other investments, offset by proceeds from the disposition of property, plant and equipment and business units. Capital expenditures in fiscal 2006 were $23.2 million compared with $21.2 million for fiscal 2005 and $14.5 million for the combined fiscal year 2004. Capital expenditure requirements are comprised of equipment, molds and tooling for replacement and expenditures for cost reduction, safety, maintenance and expansion. For fiscal 2007, we expect to make expenditures of approximately $24.8 million, reflecting our continuing emphasis on a growth-oriented capital expenditures program. Business acquisition expenditures of $13.3 million were attributable to the acquisition of our Chinese joint venture company, Rongtai, and the assets of DuPenn Inc., both of which were consummated in fiscal 2006 (see Note 2 to the audited consolidated financial statements included elsewhere in this annual report).

Cash used in financing activities represents payments for indebtedness to third parties. As a result of the Acquisition, we incurred substantial third-party indebtedness. Our senior credit facilities provide for senior secured financing of $276.2 million, consisting of (a) two term loan facilities in an aggregate amount of $206.2 million, including a $182.0 million U.S. term loan facility and a $24.2 million European term loan facility, and (b) two revolving credit facilities in an aggregate amount of $70.0 million, under one of which $40.0 million is available in the form of U.S. dollar-denominated loans and under the other of which $30.0 million is available in the form of U.S. dollar-denominated loans, or in the form of euro- or U.K. sterling-denominated loans. The term loan facilities mature on December 17, 2010. Borrowing costs under the term loan facility are based on variable rates tied to the London Interbank Offered Rate (“LIBOR”) plus a specified margin, or the greater of the Prime Rate and the Federal Funds Effective Rate (“Alternate Base Rate”) plus a margin. The $6.4 million provided by financing activities for the fiscal year ended March 31, 2006 represents the contribution from our Rongtai joint venture partner of $6.0 million and a long-term loan from the joint venture partner of $0.4 million.

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

The indenture governing the senior subordinated notes contains certain covenants that limit, among other things, our ability to a) incur additional indebtedness (including by way of guarantee), subject to certain exceptions, unless we meet a consolidated coverage ratio of 2.0 to 1.0 or certain other conditions apply; (b) pay dividends or distributions, or make certain types of investments or other restricted payments, unless we meet certain specified conditions; (c) create any encumbrance or restriction on our subsidiary guarantors’ ability to pay dividends or distributions, repay loans, make loans or advances or transfer any property or assets to us; (d) dispose of certain assets and capital stock of our subsidiary guarantors; (v) enter into certain transactions with affiliates; (vi) engage in any new lines of business in which we were not engaged at the time the senior subordinated notes were issued; or (vii) engage in certain mergers and consolidations.

As of March 31, 2006, we had $485.6 million of total indebtedness outstanding, consisting of $275.0 million under the senior secured facility; $182.0 million under the U.S. term loan facility; $24.2 million under the European term loan facility; $4.0 million in short-term debt, which is renewable annually at an interest rate of 5.58%, assumed in the Rongtai acquisition and a $0.4 million long-term loan from the Rongtai joint venture partner. Interest expense, net, including amortization of deferred financing costs, was $39.3 million for the fiscal year ended March 31, 2006. There are no principal payments due on the term loan facilities until March 2007. There were no borrowings outstanding under the revolving credit facility at March 31, 2006; however, $5.1 million of the facility was utilized in connection with outstanding letters of credit. We were in compliance with all credit facility covenants at March 31, 2006.

We believe that cash on hand and expected cash flows from operations, together with available borrowings under the revolving credit facilities constituting part of our senior secured credit facilities, will provide sufficient funds to enable us to fund our planned capital expenditures, make scheduled principal and interest payments and meet our other cash requirements for the foreseeable future; however, we offer no assurances.

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

Contractual Obligations

The following table is a summary of contractual cash obligations (excluding interest) as of March 31, 2006 (in millions). The interest component of the Company’s term loan facilities and senior subordinated notes is discussed in Note 8 of the “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

	Payments Due by Period
	Less than 1 year	1-2 years	3-5 years	After 5 years	Total
Term loan facilities	$0.6	$4.6	$201.4	$—	$206.6
Revolving loan facilities (1)	—	—	—	—	—
Operating leases	2.8	4.3	2.9	1.5	11.5
Senior subordinated notes	—	—	—	275.0	275.0

Total contractual cash obligations	$3.4	$8.9	$204.3	$276.5	$493.1

(1)	The revolving loan facilities provide for $70.0 million of borrowing capacity. The revolving credit facilities mature in December 2009. As of March 31, 2006, $5.1 million of letters of credit were issued and are included in the $70.0 million of borrowing capacity under the revolving credit facilities.

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

Revenue recognition. Sales and related cost of sales are recorded based on the following criteria; a) delivery has occurred or services have been rendered, b) evidence of an arrangement exists, c) pricing is fixed or determinable and d) collection is reasonably assured. We have certain sales rebate programs with some customers that periodically require rebate payments. Management estimates amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns and allowances. These estimates are based upon historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

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

Restructuring. Over the last five fiscal years, we implemented a focused cost reduction program that resulted in restructuring costs being incurred. Additional restructuring programs have been approved and implemented to support new programs and circumstances. The related restructuring reserves reflect estimates, including those pertaining to employee severance costs and contractual lease obligations. Management reassesses the reserve requirements to complete each individual program on a quarterly basis. Actual restructuring costs may be different from the estimates used to establish the restructuring reserves.

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

Impairment of long-lived assets. Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable and for all assets to be disposed. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell. Management determines fair value using a discounted future cash flow analysis. The determination of market values based on discounted cash flows requires management to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates.

As a result of the Acquisition, tangible fixed assets were restated to their fair value in accordance with purchase accounting as prescribed by FAS 141.

Intangible assets. Intangible assets historically have consisted of goodwill, trademarks and patents. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired. Patents and trademarks are stated at fair value on the date of acquisition. Goodwill and indefinite-lived intangible assets (trademarks and tradenames) are required to be tested at least annually for impairment using fair value measurement techniques prescribed by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The Company performed its annual impairment testing of its goodwill and indefinite-lived intangible assets as of March 31, 2006 and no impairment was evident.

We assess the fair value of our reporting units for goodwill impairment based upon a discounted cash flow methodology. Those estimated future cash flows, which are based upon historical results and current projections, are discounted at a rate corresponding to a “market” rate. If the carrying amount of the reporting unit exceeds the estimated fair value determined through that discounted cash flow methodology, goodwill impairment may be present. We measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill.

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

The FASB’s Emerging Issues Task Force Issue No. 05-5, Accounting for the Altersteilzeit Early Retirement Programs and Similar Type Arrangements (“EITF 05-5”), addresses an Altersteilzeit (“ATZ”) program, which is an early retirement program supported by the German government. Generally, a Type II ATZ arrangement provides for a participant to work full-time for half of the ATZ period and not work for the remaining half of the

ATZ period. The employee receives half of their salary during the entire ATZ period, and the salary (including deferred salary) is recognized over the period the employee works. EITF 05-5 addresses the accounting treatment for benefits provided under a Type II ATZ arrangement and requires that such benefits be accounted for as a termination benefit under Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits. Recognition of the cost of the benefits begins at the time individual employees enroll in the ATZ arrangements, for example, sign a contract. EITF 05-5 is effective for plans within its scope for fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of EITF 05-5 will have a material impact on its financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. We are exposed to various market risk factors such as changes in foreign currency rates and fluctuating interest rates.

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of March 31, 2006, assets of foreign subsidiaries constituted approximately 24% of total assets. Foreign currency exchange rate exposure is most significant with respect to the euro. For the fiscal year ended March 31, 2006, net sales were negatively impacted by the devaluation of foreign currencies, primarily the euro, versus the U.S. dollar by approximately $3.2 million. Net sales for the fiscal years ended March 31, 2005 and 2004, were positively impacted by the appreciation of foreign currencies against the U.S. dollar by $13.4 million and $26.8 million, respectively.

Currency transaction exposure. Currency transaction exposure arises when a business or company has transactions denominated in foreign currencies. We have entered into forward contracts that are denominated in foreign currencies, principally euros and Slovakian korunas, to offset the remeasurement impact of currency rate changes on intercompany receivables and payables and third-party receivables. These contracts are used to offset exchange losses and gains on underlying exposures. The Company does not utilize hedge accounting treatment for its forward contracts. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into derivative instrument transactions for trading or speculative purposes. The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. Holding all other variables constant, a change in the contracted forward rates of 1% on our forward contracts denominated in the present foreign currencies would result in a gain or loss of $0.4 million, which we believe would offset the impact of currency gains and losses related to certain receivables and payables. We expect to continue to utilize forward contracts to manage foreign currency exchange risks in the future.

Interest rate risk. We have a significant amount of debt, with a large portion being at variable rates. The Company’s total indebtedness as of March 31, 2006 was $485.6 million, of which $206.2 million bears interest at variable rates. As of March 31, 2006, variable-rate borrowings under the senior credit facilities were, at our option, at the adjusted LIBOR plus 2.5% or the Alternate Base Rate plus 1.5%. On May 12, 2006, the Company entered into a second amendment to the Credit Agreement to reduce the interest rates for the Company’s borrowings under the term loan facility. Pursuant to this amendment, the margin on rates linked to LIBOR decreased to 2.0% from 2.5%, and the margin on rates linked to the Alternate Base Rate decreased to 1.0% from 1.5%. At March 31, 2006, the weighted average interest rate on our variable-rate term debt was approximately 7.4% (consisting of approximately 4.9% LIBOR plus 2.5%), all of which was outstanding under the senior credit facilities. Holding all other variables constant, a change in the interest rate of 1% on our variable-rate debt would impact annual interest costs by $1.1 million. On December 9, 2005 and March 24, 2006, the Company entered into interest rate swap agreements, each with a notional amount of $50.0 million, to hedge exposure to variable interest rates. The purpose of the swaps, designated as a cash flow hedge, is to effectively hedge the Company’s interest payments on a portion of its variable-rate debt. Under the terms of the swap agreements, which are effective January 20, 2006 and August 22, 2006 and terminate on September 30, 2010 and June 30, 2010, respectively, the Company receives or will receive periodic variable interest payments at the three-month LIBOR rate and makes or will make periodic payments at a fixed rate of 4.927% and 5.121%, respectively. Changes in the Company’s cash flows attributable to the risk being hedged are expected to be completely offset by the hedging derivatives, and therefore changes in the fair value of the swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness of the swaps is required to be recognized in earnings. Other comprehensive income of $0.3 million, net of tax of $0.3 million, recorded during fiscal 2006 reflects the increase in the fair value of the swaps since inception. We expect to continue to utilize interest rate swap agreements to manage interest rate risk in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of

Sensus Metering Systems (Bermuda 2) Ltd.

We have audited the accompanying consolidated balance sheets of Sensus Metering Systems (Bermuda 2) Ltd. as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the two years in the period ended March 31, 2006 and the period from inception (December 18, 2003) through March 31, 2004 and of its Predecessor for the period from April 1, 2003 through December 17, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensus Metering Systems (Bermuda 2) Ltd. at March 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2006 and the period from inception (December 18, 2003) through March 31, 2004 and of its Predecessor for the period from April 1, 2003 through December 17, 2003, in conformity with U.S. generally accepted accounting principles.

/s/    Ernst & Young LLP

Richmond, Virginia

June 9, 2006

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	March 31, 2006	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52.6	$54.9
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.4 and $1.7 at March 31, 2006 and March 31, 2005, respectively	88.5	90.4
Other	1.8	2.6
Inventories, net	56.2	49.2
Prepayments and other current assets	9.9	8.2
Deferred income taxes	5.2	5.5

Total current assets	214.2	210.8
Property, plant and equipment, net	136.8	120.2
Intangible assets, net	215.9	235.9
Goodwill	330.5	331.6
Deferred income taxes	12.5	18.0
Other long-term assets	25.2	23.7

Total assets	$935.1	$940.2

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$60.5	$52.6
Current portion of long-term debt	0.6	0.6
Short-term borrowings	4.0	—
Income taxes payable	2.7	1.2
Restructuring accruals	3.0	4.0
Accruals and other current liabilities	57.6	54.6

Total current liabilities	128.4	113.0
Long-term debt, less current portion	481.0	499.8
Pensions	44.8	38.8
Deferred income taxes	77.3	82.2
Other long-term liabilities	9.8	11.1
Minority interest	7.4	1.3

Total liabilities	748.7	746.2

Commitments and Contingencies (Note 20)
STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	200.0	200.0
Accumulated deficit	(10.1)	(6.9)
Accumulated other comprehensive (loss) income	(3.5)	0.9

Total stockholder’s equity	186.4	194.0

Total liabilities and stockholder’s equity	$935.1	$940.2

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

				Predecessor (Note 1)
	Year Ended March 31, 2006	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003
NET SALES:
To third parties	$613.9	$569.8	$164.4	$361.9
To affiliates	—	—	—	2.7

TOTAL NET SALES	613.9	569.8	164.4	364.6
COST OF SALES	427.5	399.0	118.8	254.9

GROSS PROFIT	186.4	170.8	45.6	109.7

OPERATING EXPENSES:
Selling, general and administrative expenses	107.9	99.5	28.1	69.7
Restructuring and other similar costs	7.2	8.1	1.1	9.6
Amortization of intangible assets	22.5	21.3	5.7	0.3
Other operating expense (income), net	3.4	3.0	(0.1)	(0.9)

OPERATING INCOME FROM CONTINUING OPERATIONS	45.4	38.9	10.8	31.0

NON-OPERATING (EXPENSE) INCOME:
Interest (expense) income, net:
From/to third parties	(39.3)	(36.7)	(12.7)	—
From/to affiliates	—	—	—	1.9
Other (expense) income, net	(1.1)	2.0	(0.2)	0.1

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	5.0	4.2	(2.1)	33.0

PROVISION (BENEFIT) FOR INCOME TAXES	8.2	8.3	(0.5)	22.6

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(3.2)	(4.1)	(1.6)	10.4
MINORITY INTEREST	—	(0.1)	0.1	(0.4)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(3.2)	(4.2)	(1.5)	10.0
DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	—	(0.5)	(0.3)	(0.2)
Loss on disposition of discontinued operations, net of tax	—	(0.3)	—	—

LOSS FROM DISCONTINUED OPERATIONS	—	(0.8)	(0.3)	(0.2)

NET (LOSS) INCOME	$(3.2)	$(5.0)	$(1.8)	$9.8

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in millions)

	Invested Capital	Long-term Funding (to)/from Affiliates	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Predecessor Company Balance at March 31, 2003	$624.0	$(128.8)	$—	$—	$—	$1.1	$496.3
Other comprehensive income:
Net income	9.8	—	—	—	—	—	9.8
Foreign currency translation adjustment	—	—	—	—	—	11.5	11.5

Total comprehensive income							21.3
Change in funding from/(to) affiliates	—	22.6	—	—	—	—	22.6
Other activity with affiliates	24.7	—	—	—	—	—	24.7
Payment of dividends	(0.7)	—	—	—	—	—	(0.7)

Predecessor Company Balance at December 17, 2003	$657.8	$(106.2)	$—	$—	$—	$12.6	$564.2

Initial contribution of capital	$—	$—	$—	$200.0	$—	$—	$200.0
Other comprehensive loss:
Net loss	—	—	—	—	(1.8)	—	(1.8)
Foreign currency translation adjustment	—	—	—	—	—	(0.1)	(0.1)

Total comprehensive loss							(1.9)
Payment of dividends	—	—	—	—	(0.1)	—	(0.1)

Balance at March 31, 2004	—	—	—	200.0	(1.9)	(0.1)	198.0
Other comprehensive (loss) income:
Net loss	—	—	—	—	(5.0)	—	(5.0)
Foreign currency translation adjustment	—	—	—	—	—	1.0	1.0

Total comprehensive loss							(4.0)

Balance at March 31, 2005	—	—	—	200.0	(6.9)	0.9	194.0
Other comprehensive (loss) income:
Net loss	—	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustment	—	—	—	—	—	2.1	2.1
Additional minimum pension liability adjustment, net of tax of $0.2 million	—	—	—	—	—	(6.8)	(6.8)
Unrealized gain on interest rate swaps, net of tax of $0.3 million	—	—	—	—	—	0.3	0.3

Total comprehensive loss							(7.6)

Balance at March 31, 2006	$—	$—	$—	$200.0	$(10.1)	$(3.5)	$186.4

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

				Predecessor (Note 1)
	Year Ended March 31, 2006	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003
OPERATING ACTIVITIES:
Net (loss) income	$(3.2)	$(5.0)	$(1.8)	$9.8
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	19.9	18.5	4.8	12.0
Amortization of intangible assets	22.5	21.3	5.7	0.3
Amortization of deferred financing costs	2.0	2.1	0.7	—
Deferred income taxes	2.2	1.1	(2.6)	(2.0)
Net gain on sale of assets	(0.2)	(0.7)	—	—
Non-cash restructuring charges	1.1	—	—	0.8
Impact of inventory fair value adjustment	—	—	10.3	—
Loss (gain) on foreign currency transactions	2.1	(0.8)	(0.1)	—
Minority interest	—	0.2	—	(0.1)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(1.8)	(7.9)	(13.1)	(5.3)
Inventories	(5.4)	(1.6)	10.9	(7.7)
Accounts payable, accruals and other current liabilities	10.4	9.3	5.3	(20.7)
Other current assets	(1.4)	2.2	(0.1)	(6.3)
Other long-term assets	(2.2)	0.3	0.2	(3.0)
Other long-term liabilities	(0.7)	(5.3)	(1.9)	(0.7)
Income taxes	1.3	(1.5)	0.6	(10.5)
Pensions	0.5	1.5	0.5	0.6

Net cash provided by (used in) operating activities	47.1	33.7	19.4	(32.8)

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(23.2)	(21.2)	(6.1)	(8.4)
Purchases of intangible assets	(1.6)	(1.2)	—	—
Rongtai acquisition	(11.6)	—	—	—
DuPenn acquisition	(1.7)	—	—	—
Nexus acquisition	(0.1)	(6.7)	—	—
Invensys acquisition, net of cash acquired	—	—	(648.6)	—
Proceeds from Invensys acquisition adjustment	—	6.5	—	—
Proceeds from sale of investments	0.4	—	—	—
Proceeds from sale of assets	1.1	2.9	—	—

Net cash used in investing activities	(36.7)	(19.7)	(654.7)	(8.4)

FINANCING ACTIVITIES:
Cash dividends	—	—	(0.1)	(0.7)
Increase (decrease) in short-term borrowings	—	(2.2)	2.2	(14.1)
Principal payments on debt	(19.2)	(4.0)	(0.6)	—
Debt issuance costs	—	(1.9)	(22.8)	—
Proceeds from issuance of debt	0.4	—	505.0	—
Proceeds from issuance of common stock	—	—	200.0	—
Proceeds from joint venture partner	6.0	—	—	—
Net change in amounts due from affiliates	—	—	—	47.3

Net cash (used in) provided by financing activities	(12.8)	(8.1)	683.7	32.5
Effect of exchange rate changes on cash	0.1	0.5	0.1	0.8

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2.3)	6.4	48.5	(7.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$54.9	$48.5	$—	$17.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52.6	$54.9	$48.5	$9.2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:
Interest	$37.7	$34.3	$0.2	$—

Income taxes, net	$2.8	$9.2	$2.5	$47.9

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Sensus Metering Systems (Bermuda 2) Ltd., a wholly owned subsidiary of Sensus Metering Systems (Bermuda 1) Ltd., together with its subsidiaries, referred to herein as the Company, is a leading provider of advanced metering and related communications solutions to the worldwide utility industry. The Company is a global manufacturer of water, gas, heat and electric meters and automatic meter reading (“AMR”) devices. In addition, the Company produces pipe joining and repair products for water and natural gas utilities and is a supplier of precision-manufactured aluminum die-castings.

The Acquisition

The Company was formed on December 17, 2003 through the acquisition (the “Acquisition”) of the metering systems and certain other businesses of Invensys plc (“Invensys Metering Systems” or “Predecessor”). Prior to the Acquisition, the Company had no active business operations. The Acquisition was financed through a combination of borrowings under a $230.0 million term loan facility that is part of the Company’s senior credit facilities, the issuance of $275.0 million of 8.625% senior subordinated notes due 2013 (“the Notes”), and equity contributions from the principal investors in the Company and certain officers and directors of the Company.

The consolidated financial statements of the Company included herein include the accounts of Sensus Metering Systems (Bermuda 2) Ltd. subsequent to the Acquisition on December 18, 2003.

The financial statements of the Predecessor are presented for comparative purposes and include the combined historical financial statements of the subsidiaries and operations of Invensys Metering Systems.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Subsidiaries that are less than 100% owned, but greater than 50% owned, and for which the Company can control, are consolidated. All intercompany transactions and accounts have been eliminated.

Reclassifications

Certain reclassifications have been made to the financial statements for the year ended March 31, 2005 and the periods December 18, 2003 to March 31, 2004 and April 1, 2003 to December 17, 2003 to conform to the year ended March 31, 2006 presentation. The reclassifications had no impact on net (loss) income in our consolidated results of operations reported for any period.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

Cash and Cash Equivalents

Highly liquid investments with original maturity dates of three months or less are classified as cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Third-Party Receivables

The Company provides an allowance for doubtful accounts equal to estimated collection losses that will be incurred in the collection of receivables. Estimated losses are based on historical collection experience, as well as a review by management of the current status of all receivables.

Predecessor

The Predecessor factored certain third-party trade receivables to unrelated financial institutions on a non-recourse basis pursuant to certain agreements. The Predecessor accounted for the transfer of receivables pursuant to these agreements as a sale of financial assets. The agreements, which were negotiated and administered by Invensys or its affiliates, required the Predecessor to collect funds with respect to the factored receivables and remit the funds to the financial institutions. For the period from April 1, 2003 to December 17, 2003, costs incurred relating to factoring agreements amounted to $0.3 million. The Predecessor ceased all factoring activities prior to December 17, 2003.

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

Goodwill and Identifiable Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements and customer and distributor relationships. Goodwill at March 31, 2006 represents the excess of the purchase price paid by the Company for the Predecessor and NexusData, Inc. (“Nexus”) over the fair value of the net assets acquired (see Note 2). The purchase price allocation for these acquisitions resulted in $330.5 million of goodwill at March 31, 2006. The goodwill can be attributed to the value placed on the Company being an industry leader with market leading positions in the North American and European water metering markets, the North American clamps and couplings market and the North American and Asian precision die-casting markets. The Company is also a market leader in the North American gas metering market, the European heat metering market and the North American water AMR market. The Company has achieved these leadership positions by developing and manufacturing innovative products. In addition, future expansion of AMR technology provides a significant

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

opportunity for the Company. Patents, trademarks, and customer and distributor relationships are stated at fair value on the date of acquisition as determined by an independent valuation firm. The non-competition agreement is stated at fair value per the stock purchase agreement. Trademarks are assumed to have indefinite lives and are not amortized. Patents and customer and distributor relationships are being amortized using the straight-line method over 3 to 15 years, and 5 to 25 years, respectively. The non-competition agreement is being amortized over 4 years, the contractual period of the agreement.

The Company performs annual goodwill and other identifiable intangibles impairment tests based upon a discounted cash flow methodology. Estimated future cash flows are based upon historical results and current projections are discounted at a rate corresponding to a “market” rate. If the carrying amount of the reporting unit exceeds the estimated fair value determined through that discounted cash flow methodology, goodwill impairment would be recognized. The Company measures the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill. The Company performed goodwill impairment testing of the reporting units as of March 31, 2006 and determined that the fair value of each of the reporting units exceeded its carrying value and therefore no impairment was evident. In addition, the Company performed impairment testing of its indefinite-lived intangible assets as of March 31, 2006 and no impairment was evident.

Impairment of Long-Lived Assets

Long-lived assets held for use are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset, or group of assets, may not be recoverable. These assets are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques.

The Company recorded a $1.1 million restructuring charge relating to the impairment of long-lived assets for the year ended March 31, 2006. For the year ended March 31, 2005 and the period from December 18, 2003 to March 31, 2004, the Company did not identify any impairment to the carrying value of long-lived assets. In the period from April 1, 2003 to December 17, 2003, the Predecessor identified certain assets that were considered impaired following changes in business activity, and impairment charges for such period were $0.8 million.

Deferred Financing Costs

Other long-term assets at March 31, 2006 and 2005 include deferred financing costs of $19.6 million and $21.6 million, net of accumulated amortization of $4.8 million and $2.8 million, respectively. These costs were incurred to obtain and re-finance long-term financing and are being amortized using the effective interest method over the term of the related debt. Amortization of deferred financing costs was $2.0 million, $2.1 million and $0.7 million for the years ended March 31, 2006 and 2005 and the period from December 18, 2003 to March 31, 2004, respectively.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using enacted statutory tax rates applicable to future years when the temporary differences are expected to reverse. The Company records a valuation allowance when it determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has tax holidays in Algeria and China that provide an income tax benefit of $0.5 million and which expire in calendar year 2008.

Foreign Currency

Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses are translated at average exchange rates effective during the respective period.

Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholder’s equity. Transactional currency gains (losses) are included in the results of operations in the period incurred and were not material for the years ended March 31, 2006 and 2005 and the periods from December 18, 2003 to March 31, 2004 and April 1, 2003 to December 17, 2003. Currency remeasurement gains (losses) are included in other non-operating income (expense) and were ($2.0 million) and $1.3 million for the years ended March 31, 2006 and 2005, respectively. Currency remeasurement gains (losses) were not material for the periods from December 18, 2003 to March 31, 2004 and April 1, 2003 to December 17, 2003, respectively.

Revenue Recognition

Revenues are recognized when a) persuasive evidence of an arrangement exists, b) delivery has occurred or services have been rendered, c) the sales price is fixed or determinable and d) collectibility is reasonably assured. The Company has certain sales rebate programs with some customers that periodically require rebate payments. The Company estimates amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns and allowances. These estimates are based upon the Company’s historical experience. The Company records an allowance for sales returns based on the historical relationship between shipments and returns. The Company believes that historical experience is an accurate reflection of future returns. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Revenue from fees collected and allocated to post-contract customer support for the Company’s AMR systems included with the initial licensing fee and for renewals is deferred and recognized ratably over the term of the service provided, which is generally 12 months. Consideration from multiple element products and services are allocated based on the fair market value of the individual elements and recognized as revenue as the respective products are delivered or services are provided.

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred and totaled $2.8 million, $2.9 million, $1.6 million and $3.0 million for the years ended March 31, 2006 and 2005 and the periods from December 18, 2003 to March 31, 2004 and April 1, 2003 to December 17, 2003, respectively.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses as incurred and totaled $26.1 million, $23.5 million, $6.1 million and $17.0 million for the years ended March 31, 2006 and 2005 and the periods from December 18, 2003 to March 31, 2004 and April 1, 2003 to December 17, 2003, respectively.

Stock-Based Compensation

The Company’s parent, Sensus Metering Systems (Bermuda 1) Ltd., maintains a Restricted Share Plan that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Restricted Share Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Restricted Share Plan are generally subject to restrictions on transfer rights, repurchase rights and other limitations as set forth in the management subscription and shareholders’ agreement. The Company accounts for share-based payments to employees in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). No compensation expense related to the Restricted Share Plan was recognized for the years ended March 31, 2006 and 2005 and the period from December 18, 2003 to March 31, 2004.

The Predecessor provided stock-based compensation plans to certain members of senior management, which are described more fully in Note 14. The Predecessor accounted for those plans under the intrinsic value method prescribed by APB 25, and related Interpretations. Compensation cost recognized in the period from April 1, 2003 to December 17, 2003 and the year ended March 31, 2003 was not material to the net earnings of the Predecessor.

Concentration of Credit and Workforce

Credit is extended by the Company based upon an evaluation of the customer’s financial position, and generally collateral is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.

Approximately 12%, 12%, 12% and 11% of total net sales for the years ended March 31, 2006 and 2005 and the periods from December 18, 2003 to March 31, 2004 and April 1, 2003 to December 17, 2003, respectively, were with one customer and its affiliates.

Approximately 45% and 92% of the Company’s labor force in the United States and Europe, respectively, is covered by collective bargaining agreements.

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of sales in the consolidated statements of operations. Shipping and handling costs were $10.8 million, $9.7 million, $2.2 million and $5.3 million for the years ended March 31, 2006 and 2005 and the periods from December 18, 2003 to March 31, 2004 and April 1, 2003 to December 17, 2003, respectively.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying amounts of cash, trade receivables and trade payables approximated fair values as of March 31, 2006 and 2005. The carrying value of the Company’s term loans and revolving credit facility borrowings approximates fair value as they bear interest at a variable market rate. The fair value of the Company’s 8.625% senior subordinated notes was $266.8 million and $272.3 million at March 31, 2006 and 2005, respectively. The fair value of these notes was determined based upon a discounted cash flow analysis at the prevailing market rates.

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

The FASB’s Emerging Issues Task Force Issue No. 05-5, Accounting for the Altersteilzeit Early Retirement Programs and Similar Type Arrangements (“EITF 05-5”), addresses an Altersteilzeit (“ATZ”) program, which is an early retirement program supported by the German government. Generally, a Type II ATZ arrangement provides for a participant to work full-time for half of the ATZ period and not work for the remaining half of the ATZ period. The employee receives half of their salary during the entire ATZ period, and the salary (including deferred salary) is recognized over the period the employee works. EITF 05-5 addresses the accounting treatment for benefits provided under a Type II ATZ arrangement and requires that such benefits be accounted for as a termination benefit under Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits. Recognition of the cost of the benefits begins at the time individual employees enroll in the ATZ arrangements, for example, sign a contract. EITF 05-5 is effective for plans within its scope for fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of EITF 05-5 will have a material impact on its financial statements.

2.    ACQUISITIONS

The Company was formed on December 17, 2003 through the Acquisition of the metering systems and certain other businesses of Invensys. Prior to the Acquisition, the Company had no active business operations. The Acquisition was completed pursuant to the terms of a stock purchase agreement, dated as of October 21, 2003 (the “Stock Purchase Agreement”) between Invensys and certain of its affiliates and Sensus Metering Systems Inc. Sensus Metering Systems Inc. is a wholly-owned subsidiary of Sensus Metering Systems (Bermuda 2) Ltd. The businesses acquired from Invensys are referred to herein as the Predecessor and form the basis for the financial information of the Predecessor included herein.

This transaction has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”). The consolidated financial statements herein include the Company’s results of operations for the period since inception.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price for the Acquisition of $657.3 million was financed through a combination of borrowings under a $230.0 million term loan facility that is part of the Company’s senior credit facilities, the issuance of $275.0 million of senior subordinated notes (“the Notes”), and equity contributions from the principal investors in the Company and certain officers and directors of the Company. The purchase price payable under the Stock Purchase Agreement for the Acquisition was subject to adjustment based on the a) level of working capital as of the closing date of the Acquisition, b) projected pension benefit obligations of Invensys Metering Systems as of the closing date and c) net level of intercompany payables and receivables as of the closing date. Following the closing of the Acquisition, discussions were held by Invensys and the Company regarding the appropriate level of the adjustment, and on July 27, 2004, the parties reached agreement on the adjustment amount that resulted in a cash payment of $5.0 million by Invensys to the Company and a corresponding reduction to the purchase price and goodwill. In December 2004, Invensys paid $2.0 million to the Company related to bonus obligations that were previously thought to be assumed by the Company. The $2.0 million payment was reflected as a reduction of goodwill.

During fiscal 2005, the Company adjusted the purchase price allocation by $(10.7) million, reflecting the final adjustment to the fair value of the net assets acquired, and for the Acquisition transaction costs incurred. The $10.7 million increase in net assets was reflected as a reduction to goodwill. During fiscal 2006, the Company adjusted the purchase price allocation by ($1.2) million to reflect revised net operating loss carryforwards.

The final allocation of the purchase price resulted in the recognition of $328.7 million of goodwill primarily related to the anticipated future earnings and cash flows of the businesses acquired. The Company allocated $260.1 million to intangible assets, of which $27.3 million were indefinite-lived assets related to tradenames and trademarks and $232.8 million related to finite-lived assets, including patents, distributor and other customer relationships and a non-compete agreement that are being amortized over periods ranging from 3 to 15 years for patents, 5 to 25 years for distributor and customer relationships, and 4 years for the non-compete agreement.

The following describes the Company’s other acquisitions subsequent to the Acquisition:

Nexus. On June 4, 2004, the Company purchased certain assets of Nexus for $6.0 million of cash consideration, excluding transaction costs. This purchase provided the Company with full ownership of a fixed-based network AMR system for the water, gas and electric utility markets. Prior to this acquisition, the Company had an exclusive distribution agreement with Nexus for the water utility market. This transaction has been accounted for in accordance with FAS 141.

The final allocation of the purchase price resulted in the recognition of $1.7 million of goodwill attributable to the anticipated future earnings and related cash flows, which includes transaction costs of $0.7 million related to this acquisition. The Company allocated $4.5 million of the purchase price to intangible assets, which includes $4.0 million of intellectual property and $0.5 million of non-competition agreements. The intellectual property and non-competition agreements are being amortized over 3 years and 7 years, respectively.

The purchase agreement also included provisions for the payment of additional consideration, up to a total of $1.5 million, to be paid to Nexus based on specific performance criteria of the acquired business through June 4, 2007. Any payments made based on these criteria will adjust the Nexus purchase price and be allocated to goodwill. Through March 31, 2006, approximately $0.1 million of additional consideration has been paid to Nexus and classified as goodwill.

Rongtai. On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. (“Runlin”). The purpose of this joint venture is to

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

secure low-cost manufacturing capability in China, as well as pursue precision die casting product opportunities on a global basis. The joint venture is called Sensus-Rongtai Precision Die Casting (Yangzhou) Co., Ltd. (“PDC Rongtai”) and is headquartered in Jiangdu, China. The joint venture was capitalized with $9.0 million of cash from the Company and $6.0 million of cash from Runlin. The capital was used to purchase certain operating assets of Yangzhou Rongtai Industrial Development Co., Ltd. (“Rongtai”), a leading producer of aluminum die-casting parts for Chinese automotive and motorcycle manufacturers. The initial purchase price for the net assets acquired of Rongtai was $12.5 million, consisting of $10.2 million and $0.7 million of cash consideration paid in July 2005 and November 2005, respectively, and approximately $0.8 million to be paid one year after closing, subject to adjustment for any indemnification claims. In addition, the Company paid approximately $0.8 million of acquisition costs related to this acquisition during fiscal 2006.

The acquisition of Rongtai has been accounted for in accordance with FAS 141. The Company owns 60% of the joint venture and fully consolidates the financial statements of PDC Rongtai. The consolidated financial statements herein include the results of operations of PDC Rongtai for the period from the date of acquisition.

The Company has completed its preliminary purchase price allocation attributable to the Rongtai acquisition. The final allocation will be completed within one year of the transaction, and any resulting adjustment is not expected to have a material impact on the Company’s financial position or results of operations. The preliminary purchase price allocation based on management’s estimates at the date of acquisition is as follows (in millions):

Inventories	$2.1
Property, plant and equipment	15.0
Accounts payable	(0.1)
Short-term debt	(4.0)
Other liabilities	(0.5)

Fair value of net assets acquired	$12.5

DuPenn. On February 17, 2006, we acquired certain assets and assumed certain liabilities of DuPenn, Inc. (“DuPenn”), a provider of machined castings for our gas metering business. This purchase is expected to enable the Company to enhance its gas metering supply chain and improve its on-time delivery performance to key customers. The initial purchase price for the net assets of DuPenn was $2.3 million, consisting of $1.7 million and $0.4 million of cash consideration paid on February 17, 2006 and in May 2006, respectively, and the remaining $0.2 million to be paid one year after closing, subject to any adjustment for any indemnification claims. The net assets acquired consisted of property, plant and equipment of $2.1 million and net working capital components of $0.2 million. The acquisition of DuPenn has been accounted for in accordance with FAS 141.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    INTANGIBLE ASSETS

Intangible assets are summarized as follows (in millions):

	March 31, 2006		March 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$330.5	$—	$331.6	$—
Trademarks (indefinite lived)	27.3	—	27.3	—

	357.8	—	358.9	—
Intangible assets subject to amortization:
Distributor and marketing relationships	193.0	(26.4)	190.3	(14.3)
Non-competition agreements	30.5	(17.3)	30.5	(9.7)
Patents	15.1	(6.3)	15.2	(3.4)

	238.6	(50.0)	236.0	(27.4)

Total intangible assets	$596.4	$(50.0)	$594.9	$(27.4)

The following presents the estimated amortization expense (in millions) for intangible assets for each of the next five years:

Years Ended March 31,
2007	$22.3
2008	18.4
2009	11.0
2010	8.6
2011	8.4

The following summarizes the weighted average amortization periods in years for intangible assets subject to amortization as of March 31, 2006:

Patents	8.0
Customer and distributor relationships	21.5
Non-compete	4.0
All intangible assets	19.8

The following represents a reconciliation of the changes in goodwill (in millions) for the periods presented:

Goodwill at March 31, 2005	$331.6
Goodwill arising from Nexus additional consideration paid (Note 2)	0.1
Reduction from revised net operating loss carryforwards (Note 2)	(1.2)

Goodwill at March 31, 2006	$330.5

The Company performed its required impairment tests of goodwill for fiscal 2006 and no impairment was evident. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in millions):

	March 31, 2006	March 31, 2005
Land, buildings and improvements	$43.7	$39.9
Machinery and equipment	126.4	93.8
Construction in progress	7.9	8.7

Total property, plant and equipment	178.0	142.4
Less accumulated depreciation	(41.2)	(22.2)

Property, plant and equipment, net	$136.8	$120.2

5.    INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2006	March 31, 2005
Raw materials, parts and supplies	$31.7	$28.3
Work in process	13.4	12.4
Finished goods	13.3	10.9

Allowance for shrink and obsolescence	(2.2)	(2.4)

Inventories, net	$56.2	$49.2

6.    FINANCIAL INSTRUMENTS

We utilize derivative instruments, specifically forward contracts and interest rate swap agreements, to manage our exposure to market risks such as foreign currency exchange and interest rate risks. We record derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value.

As of March 31, 2006, we had various foreign currency forward and option contracts outstanding to purchase approximately $41.4 million net U.S. dollars by selling approximately a) EUR 25.2 million net, b) GBP 1.5 million and c) SKK 253.6 million with expiration dates ranging from April 5, 2006 through June 30, 2006. These contracts are arranged to manage the exposure to foreign currency risks related to certain intercompany receivable and payable balances and third-party receivables denominated in those currencies. Gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other non-operating income and expense in our consolidated statements of operations. The Company does not utilize hedge accounting treatment for its forward contracts. The Company recorded a net loss of $0.1 million on the forward contracts for the fiscal year ended March 31, 2006, which includes a $0.1 million realized gain upon settlement of certain contracts.

We utilize interest rate swap agreements to mitigate our exposure to fluctuations in interest rates on variable-rate debt by converting variable-rate debt to fixed-rate debt. On December 9, 2005 and March 24, 2006 (the “trade dates”), the Company entered into interest rate swap agreements, each with a notional amount of $50.0 million, in which we receive or will receive periodic variable interest payments at the three-month LIBOR rate and make or will make periodic payments at a fixed rate of 4.927% and 5.121%, respectively. The first swap agreement was effective on January 20, 2006 and terminates on September 30, 2010, and the second swap agreement will be effective on August 22, 2006 and terminates on June 30, 2010. These interest rate swaps have

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been designated as cash flow hedges, and changes in the Company’s cash flows attributable to the risk being hedged are expected to be completely offset by the hedging derivatives. To the extent the swaps provide an effective hedge, changes in the fair value of the interest rate swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness related to the interest rate swaps will be recorded through earnings. Other comprehensive income of $0.3 million, net of tax of $0.3 million, recorded for fiscal 2006 reflects the increase in fair value of the interest rate swaps at March 31, 2006 due to changes in interest rates since the trade dates.

7.    RESTRUCTURING COSTS

During the fiscal year ended March 31, 2006, the Company incurred restructuring costs of $7.2 million. In fiscal 2006, the Company announced two new restructuring initiatives to cease manufacturing of gas meters at its India joint venture in Pune, India and to exit select motorcycle product lines at its Rongtai joint venture in China. Non-cash restructuring costs of $0.6 million and $0.5 million were incurred for the India and Rongtai joint ventures, respectively, and related to the write-off of certain assets that were impaired as a result of the restructuring initiatives undertaken. The remaining $6.1 million of restructuring costs incurred for fiscal 2006 primarily related to the Company’s ongoing restructuring activities to rationalize its water meter product lines in Germany and the reorganization of executive management. These costs are attributable to the Company’s focus on improving returns in core businesses by consolidating excess manufacturing capacity, rationalizing certain product lines and streamlining of administrative overheads. Fiscal 2006 activities affected both direct and indirect personnel and resulted in a net headcount reduction of 115 employees, primarily in the Company’s Asian gas meter and German water meter production facilities.

For the fiscal year ended March 31, 2005, the Company incurred restructuring costs of $8.1 million primarily related to ongoing restructuring initiatives to rationalize its water and gas meter product lines in Europe, including the United Kingdom, and to align the South American structure with current market conditions. The $8.1 million consists of $7.7 million in severance and other related costs and $0.4 million primarily relating to legal and facility costs attributable to the relocation of certain facilities. Actions in Europe affected both direct and indirect personnel and resulted in a headcount reduction of 39 employees. The South American reorganization also affected both direct and indirect personnel, resulting in a headcount reduction of 31 employees.

For the combined fiscal year ended March 31, 2004, restructuring costs of $10.7 million were primarily the result of restructuring initiatives undertaken by the Predecessor to rationalize certain product lines in Europe, mainly in Germany, France and Belgium. These initiatives included the closure of the Predecessor piston meter manufacturing plant in Liege, Belgium, the downsizing of an administrative office in France and continued headcount reductions at its Ludwigshafen, Germany manufacturing facility as part of a larger restructuring effort implemented in preceding years to move labor-intensive processes to lower labor cost regions. In addition, a restructuring initiative was undertaken by the Predecessor to fully outsource production of gas regulators to a third party with respect to its North American operations. A total of 72 positions were eliminated as a result of the aforementioned restructuring initiatives. The $10.7 million in restructuring costs consists of $9.5 million in severance costs, $0.8 million in asset-write offs due to the Belgium plant closure and gas regulator outsourcing and $0.4 million of other costs relating to the relocation of fixed assets and reconfiguration of manufacturing facilities related to plant closures and manufacturing rationalization.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring costs consist of the following (in millions):

				Predecessor (Note 1)
	Year Ended March 31, 2006	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003
Severance and other related costs:
Related to headcount reduction initiatives	$6.0	$7.5	$1.1	$3.1
Related to outsourcing	—	0.2	—	0.1
Related to plant closures and consolidation	0.1	—	—	5.2

	6.1	7.7	1.1	8.4

Asset impairments:
Related to outsourcing	—	—	—	0.4
Related to plant closures and consolidation	1.1	—	—	0.4

	1.1	—	—	0.8

Other	—	0.4	—	0.4

Restructuring and other similar costs charged to operations	$7.2	$8.1	$1.1	$9.6

The charge for restructuring costs comprised of the following (in millions):

				Predecessor (Note 1)
	Year Ended March 31, 2006	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003
Employee severance and exit costs accrued	$4.7	$6.5	$1.1	$8.2
Impairment of long-lived assets	1.1	—	—	0.8
Expensed as incurred	1.4	1.6	—	0.6

Total	$7.2	$8.1	$1.1	$9.6

Restructuring accruals are summarized as follows (in millions):

	Years Ended March 31,
	2006	2005
Balance at beginning of year	$7.0	$8.6
Cash payments	(5.6)	(8.3)
Accrue for new committed/announced programs	4.7	6.5
Effect of foreign currency translation	(0.4)	0.2

Balance at end of year	$5.7	$7.0

Current portion	$3.0	$4.0
Non-current portion	$2.7	$3.0

Total	$5.7	$7.0

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring accruals are reflected within current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. At March 31, 2006, the non-current portion includes $0.7 million of restricted cash, classified as other long-term assets, set aside during fiscal 2006 for the Company’s early retirement contracts for certain of its German employees. For further discussion of this early retirement program see “Recent Accounting Pronouncements” in Note 1.

8.    DEBT

On December 17, 2003, the Company entered into a bank term loan credit agreement (the “Credit Agreement”) with Credit Suisse (formerly known as Credit Suisse First Boston) under which the Company has outstanding term loans at March 31, 2006 of $206.2 million, comprised of $182.0 million of Term B-1 Loans and $24.2 million of Term B-2 Loans. On October 14, 2004, the Company entered into an amendment to the Credit Agreement to reduce the interest rates the Company is charged on borrowings under the term loan facility. Under the terms of the repricing amendment, the margin on rates linked to LIBOR was reduced to 2.5% from 3.0%, and the margin on rates linked to the Alternate Base Rate was reduced to 1.5% from 2.0%. On May 12, 2006, the Company entered into a second amendment to the Credit Agreement to further reduce the interest rates for the Company’s borrowings under the term loan facility. Pursuant to this amendment, the margin on rates linked to LIBOR decreased to 2.0% from 2.5%, and the margin on rates linked to the Alternate Base Rate decreased to 1.0% from 1.5%. The weighted average interest rate for these loans was approximately 7.4% at March 31, 2006. The term loans require quarterly payments of principal and interest, and the facility matures on December 17, 2010. The Credit Agreement, as amended, contains numerous terms, covenants, conditions and financial ratio requirements that impose substantial limitations on the Company. The Company was in compliance with all covenants at March 31, 2006. The Credit Agreement is guaranteed by the Company’s wholly-owned U.S. domestic subsidiaries and is secured by substantially all of their real and personal property. The Company is required under the Credit Agreement to make mandatory prepayments of its loan facilities, subject to certain exceptions, out of, among other things a) net cash proceeds received from the sales of certain assets; b) the issuance of indebtedness for money borrowed; and c) a percentage of the Company’s excess cash flow, as defined. The Company has a $70.0 million revolving credit facility in connection with the term loan facility with an interest rate of adjusted LIBOR plus 2.5%, or the Alternate Base Rate plus 1.5% (exclusive in each case of a 0.50% facility fee) at March 31, 2006. There was $5.1 million of the facility utilized in connection with outstanding letters of credit at March 31, 2006. Letter of credit fees are based on 2.625% of the outstanding letters of credit balance and amounted to $0.1 million in fiscal 2006. This facility expires on December 17, 2009.

At March 31, 2006, the Company’s subsidiary, Sensus Metering Systems Inc., had $275.0 million of 8.625% senior subordinated notes outstanding, which mature on December 15, 2013. Interest is payable semi-annually on June 15 and December 15. The Notes are unsecured obligations of Sensus Metering Systems Inc. and are guaranteed on a senior subordinated basis by the Company and, subject to certain limited exceptions, the Company’s U.S. subsidiaries. The remaining $0.4 million is related to a long-term loan from the Rongtai joint venture partner.

The following represents the scheduled maturities of long-term debt for the years ended March 31 (in millions):

2007	$0.6
2008	2.5
2009	2.1
2010	51.5
2011	149.9
Thereafter	275.0

Total long-term debt	$481.6

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company assumed $4.0 million in short-term debt, resulting from the Rongtai acquisition, which is renewable annually at an interest rate of 5.58%.

9.    WARRANTY OBLIGATIONS

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Warranty reserves are reflected within accruals and other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

The following represents a reconciliation of the changes in product warranty reserves for the periods presented (in millions):

	March 31,
	2006	2005
Balance at beginning of year	$7.8	$8.6
Warranties issued	4.2	3.2
Settlements made	(4.1)	(4.1)
Effect of foreign currency translation	(0.1)	0.1

Balance at end of year	$7.8	$7.8

Current portion	4.4	4.2
Non-current portion	3.4	3.6

Total	$7.8	$7.8

10.    ACCRUALS AND OTHER CURRENT LIABILITIES

Accruals and other current liabilities are summarized as follows (in millions):

	March 31,
	2006	2005
Accrued employee related and payroll costs	$25.4	$26.7
Interest payable	9.3	9.2
Customer support accruals	7.2	7.0
Accrued other taxes payable	4.3	4.5
Other	11.4	7.2

Accruals and other current liabilities	$57.6	$54.6

11.    RETIREMENT BENEFITS

The Company has defined benefit plans, principally in Germany and the United States. The U.S. defined benefit plan consists of only unionized hourly employees. The Company has established defined benefit plans for its unionized hourly employees in the United States identical to the Predecessor’s pension plans. Pension benefits in Germany for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company’s policy is to fund its pension obligations in conformity with the funding requirements of laws and governmental regulations applicable in the respective country.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has defined contribution plans and arrangements with its salaried and non-union hourly employees in the United States and the United Kingdom, replacing defined benefit plans of the Predecessor. Arrangements in the United States for its salaried and non-union hourly employees were established in conjunction with the acquisition of the Company effective January 1, 2004.

Predecessor

Invensys sponsored defined benefit plans that covered most of the Predecessor’s employees in the United States, Germany, the United Kingdom and France and provided for monthly pension payments to eligible employees upon retirement. The Predecessor’s eligible employees were covered by Invensys’ various pension plans, which were different for the United States, German, French and British employees. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Predecessor’s policy was to fund its pension obligations in conformity with the funding requirements of laws and governmental regulations applicable in the respective country.

As part of the Acquisition, Invensys retained all liabilities in respect of benefits earned by eligible employees in the United States and the United Kingdom up to the date of sale of the Company, as well as all of the related assets. Accordingly, no pension assets or liabilities have been reflected in the balance sheet of the Predecessor in respect of the defined benefit plans in the United States and the United Kingdom. Pension costs of $2.3 million for the period from April 1, 2003 to December 17, 2003 with regard to eligible employees in the United States and the United Kingdom have been reflected in the consolidated statement of operations of the Company. As these amounts were allocated based on service cost, they are not necessarily representative of ongoing costs.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following information reflects the benefit obligation and net liability information for participants in the Company’s German retirement benefit plan. That information is summarized as follows (in millions):

				Predecessor (Note 1)
	Year Ended March 31, 2006	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003
Benefit obligation at beginning of period	$39.9	$36.9	$36.7	$31.3
Service cost	0.7	0.9	0.2	0.5
Interest cost	1.9	2.0	0.4	1.4
Amendments	0.9	—	—	—
Actuarial loss (gain)	7.0	(0.8)	0.7	0.1
Benefits paid	(1.8)	(1.9)	(0.1)	(1.2)
Currency translation	(2.8)	2.8	(1.0)	4.6

Benefit obligation at end of period	45.8	39.9	36.9	36.7

Funded status	45.8	39.9	36.9	36.7
Unrecognized prior service cost	(1.0)	—	—	—
Unrecognized net actuarial loss	(6.8)	—	(0.7)	(0.6)
Additional minimum pension liability adjustment	7.4	—	—	—

Accrued benefit cost at end of period	45.4	39.9	36.2	36.1
Net liability on balance sheet consists of:
Current pension liability	1.8	2.0	—	—
Long-term pension liability	43.6	37.9	36.2	36.1

Net liability on balance sheet	$45.4	$39.9	$36.2	$36.1

At March 31, 2006, the Company recognized an additional minimum pension liability of $7.4 million for the additional pension liability in excess of the accumulated benefit obligation relating to its German pension plan. The offsets to the additional minimum liability are an intangible asset of $0.9 million, representing the amount of unrecognized prior service cost, and a charge to other comprehensive loss of $6.5 million, reflecting the excess of additional pension liability over unrecognized prior service cost. A deferred tax asset of $2.3 million relating to the charge to other comprehensive loss was recorded at March 31, 2006, for which a valuation allowance was fully provided since it is more likely than not that all of the deferred tax asset will not be realized.

For the years ended March 31, 2006 and 2005 and the combined fiscal year ended March 31, 2004, net periodic benefit cost, which includes service cost and interest cost, for participants in the Company’s German retirement benefit plan was $2.6 million, $2.9 million and $2.5 million, respectively.

The Company expects to pay benefits under its German retirement benefit plans of $2.0 million in fiscal 2007 and fiscal 2008, $2.1 million in fiscal 2009, $2.2 million in fiscal 2010 and fiscal 2011 and $11.9 million for the five years thereafter.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses an actuarial measurement date of March 31 to measure benefit obligations under its German retirement benefit plan. Significant assumptions used in determining these benefit obligations and net periodic benefit cost for participants are summarized as follows (in weighted averages):

				Predecessor (Note 1)
	Year Ended March 31, 2006	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003
Discount rate	4.25%	5.25%	5.25%	5.75%
Compensation increase rate	1.50%	1.50%	1.50%	3.00%

The following table provides a reconciliation of projected benefit obligation, plan assets and funded status for the Company’s U.S. pension plan, using a measurement date of January 1 (in millions):

	Year Ended March 31, 2006	Year Ended March 31, 2005
Change in projected benefit obligation
Benefit obligation at beginning of year	$0.9	$0.2
Service cost	0.8	0.7
Interest cost	—	—
Actuarial loss	0.5	—
Benefits paid	(0.1)	—

Projected benefit obligation at end of year	2.1	0.9

Change in plan assets and funded status
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	0.1	—
Employer contributions	0.9	—
Benefits paid	(0.1)	—

Fair value of plan assets at end of year	0.9	—
Benefit obligation at end of year	2.1	0.9

Benefit obligation in excess of fair value of plan assets	1.2	0.9
Unrecognized net actuarial loss	(0.5)	—
Additional minimum pension liability adjustment	0.5	—

Accrued benefit cost at end of year	$1.2	$0.9

The accumulated benefit obligation for the U.S. retirement benefit plan was $2.1 million and $0.9 million at March 31, 2006 and 2005, respectively. The Company utilized discount rates of 5.75% and 6.50% at March 31, 2006 and 2005, respectively, in determining its benefit obligation.

For the years ended March 31, 2006 and 2005, net periodic benefit cost was $0.8 million and $0.7 million, respectively, and consisted primarily of service cost.

At March 31, 2006, the Company recognized an additional minimum pension liability of $0.5 million for the additional pension liability in excess of the accumulated benefit obligation relating to its U.S. pension plan. The

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offset to the additional minimum liability was a charge to other comprehensive loss of $0.3 million, net of tax of $0.2 million, reflecting the excess of additional pension liability over unrecognized prior service cost.

The Company’s primary investment objective is to maximize the growth of the pension plan assets to meet its projected obligation to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Company’s earnings strength and risk tolerance. The Company’s U.S. pension plan assets by category at March 31 are as follows:

	Year Ended March 31, 2006	Year Ended March 31, 2005
Equity securities	49%	—%
Debt securities	44%	100%
Real estate	7%	—%

Total	100%	100%

The assumed rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income and alternative investments. In determining the expected return on plan assets, the Company considers long-term rates of return on the asset classes (historically and forecasted) in which the Company expects the pension funds to be invested. The Company’s expected long-term rate of return on plan assets was 8.5% for the fiscal years ended March 31, 2006 and 2005.

The Company expects to continue to make contributions sufficient to fund benefits paid under its U.S. retirement benefit plan of $0.1 million in fiscal 2007, fiscal 2008, fiscal 2009 and fiscal 2010, $0.2 million in fiscal 2011 and $1.6 million for the five years thereafter.

Defined-Contribution Savings Plans

The Company sponsors certain defined-contribution savings plans for eligible employees. Expense related to these plans was $2.9 million for the years ended March 31, 2006 and 2005 and $0.9 million and $0.3 million for the periods from December 18, 2003 to March 31, 2004 and April 1, 2003 to December 17, 2003, respectively.

12.    OPERATING LEASES

The Company leases certain offices, warehouses, manufacturing facilities, automobiles, and equipment. Generally, these leases carry renewal provisions. Rent expense for operating leases was $2.6 million, $2.1 million, $0.5 million and $1.8 million for the years ended March 31, 2006 and 2005 and the periods from December 18, 2003 to March 31, 2004 and April 1, 2003 to December 17, 2003, respectively. Future minimum lease payments, by year and in the aggregate, under operating leases consisted of the following at March 31, 2006 (in millions):

Year Ending March 31,
2007	$2.8
2008	2.4
2009	1.9
2010	1.5
2011	1.4
Thereafter	1.5

Total	$11.5

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    STOCKHOLDER’S EQUITY

As of March 31, 2006, the Company’s total stockholder’s equity was $186.4 million, and the Company had 12,000 authorized, issued and outstanding shares of common shares, $1.00 par value per share, all of which were owned by the Company’s parent, Sensus Metering Systems (Bermuda 1) Ltd.

14.    STOCK COMPENSATION

The Company’s parent, Sensus Metering Systems (Bermuda 1) Ltd., maintains a Restricted Share Plan that provides for the award of restricted common shares to officers, directors and consultants of the Company. As of March 31, 2006, there were 2,000,000 restricted shares of Sensus Metering Systems (Bermuda 1) Ltd. authorized and 1,037,000 shares issued and outstanding. Cash received from participants for shares issued during the year were exchanged for $0.01 par value restricted common stock. The Company granted 40,000 restricted shares to certain officers and directors of the Company in fiscal 2006. Compensation expense was not recognized in the Company’s results of operations because the fair value of the stock was determined to be $0.01 per share.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Predecessor accounted for stock-based compensation in accordance with APB 25. Stock compensation expense recognized in the period from April 1, 2003 though December 17, 2003 was not significant. Information relative to stock options granted to the Company’s senior management pursuant to the aforementioned plans for the period ended December 17, 2003 was as follows (weighted average exercise prices are in pounds sterling since all stock options are issued and exercisable in that currency):

	Period from April 1, 2003 to December 17, 2003
	Options	Weighted- Average Exercise Price in £ (1)
Number of shares under option:
Outstanding at beginning of period:	6,171,495	£1.71
Granted	—	—
Exercised	—	—
Adjustments:
Canceled or expired	(691,175)	1.31

Outstanding at end of period	5,480,320	£1.76

Exercisable at end of period	2,012,031	£2.76
Granted at market price	1,989,125	£2.77
Granted below market price	22,906	£2.61

(1)	Average exchange rates for the conversion of amounts denominated in pounds sterling to U.S. dollars were approximately £1.00/ $1.65.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 17, 2003	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price	Number Outstanding at December 17, 2003	Weighted Average Exercise Price
£0.43-1.28	1,890,489	5.55	£0.94	—	—
£1.45-2.71	2,876,506	4.16	£1.98	1,298,706	£2.62
£2.89-5.97	713,325	2.05	£3.02	713,325	£3.02

The Predecessor’s net income would not have been significantly different had the Predecessor accounted for stock-based compensation using the fair value method provided by FAS No. 123, Accounting for Stock-Based Compensation.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    INCOME TAXES

The components of the income tax provision (benefit) are as follows (in millions):

				Predecessor (Note 1)
	Year Ended March 31, 2006	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003
Current:
United States	$1.3	$1.3	$0.1	$19.3
Non-United States	2.1	2.3	0.8	1.7
State and local	2.6	3.6	1.2	3.6

Total current	6.0	7.2	2.1	24.6

Deferred:
United States	3.3	2.8	(1.0)	(0.9)
Non-United States	(1.6)	(1.0)	(0.6)	(0.9)
State and local	0.5	(0.7)	(1.0)	(0.2)

Total deferred	2.2	1.1	(2.6)	(2.0)

Income tax provision (benefit)	$8.2	$8.3	$(0.5)	$22.6

The provision (benefit) for income taxes was calculated based upon the following components of income (loss) before income taxes (in millions):

				Predecessor (Note 1)
	Year Ended March 31, 2006	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003
United States	$14.7	$13.2	$(2.2)	$52.8
Non-United States	(9.7)	(9.0)	0.1	(19.8)

Income (loss) before income taxes	$5.0	$4.2	$(2.1)	$33.0

The relationship of non-United States income tax expense to non-United States income before income taxes is attributable to operating losses being incurred on which income tax carryforward benefits have been fully reserved as of March 31, 2006 and March 31, 2005. The losses in these taxing jurisdictions exceeded income in other non-United States jurisdictions in the years ended March 31, 2006 and 2005 and the period from April 1, 2003 to December 17, 2003.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2006	March 31, 2005
Deferred tax assets:
Net operating loss carryforwards:
Non-United States	$67.1	$60.2
Federal and state	9.9	16.1

Warranty reserves	2.4	2.1
Other reserves	1.4	1.1
Tax credits	0.2	1.6
Other	2.1	2.3

Subtotal	83.1	83.4

Valuation allowance	(65.4)	(59.9)

Total deferred tax assets	$17.7	$23.5

Deferred tax liabilities:
Intangible assets	$64.0	$68.5
Property, plant and equipment	13.3	13.7

Total deferred tax liabilities	77.3	82.2

Net deferred tax liabilities	$59.6	$58.7

These deferred tax assets and liabilities are classified in the consolidated balance sheet based on the balance sheet classification of the related assets and liabilities.

A valuation allowance is established for any portion of a deferred tax asset that management believes may not be realized. A valuation allowance was established at March 31, 2006 and March 31, 2005 for deferred tax assets related to foreign and state net operating loss carryforwards for which utilization is uncertain. Valuation allowances related to purchase accounting adjustments, which offset goodwill, totaled $53.3 million at March 31, 2006, and any changes to such valuation allowances will be recorded as an adjustment to goodwill.

At March 31, 2006, the Company had federal tax loss carryovers of $21.5 million, which will begin to expire after the year ending March 31, 2020. At March 31, 2006, the Company had non-United States tax loss carryovers of $186.0 million, which will begin expiring after March 31, 2010.

The Predecessor financial statements have been prepared on the basis that the Company files a consolidated United States federal income tax return composed of its United States domiciled affiliates.

				Predecessor (Note 1)
	Year Ended March 31, 2006	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003
U.S. federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	45.9%	45.9%	13.1%	6.4%
Statutory tax rate difference between the U.S. and foreign locations	(31.9)%	(8.0)%	8.9%	0.6%
Foreign net operating losses for which the benefit was not provided	110.6%	113.0%	(2.1)%	23.2%
Foreign dividend, and withholding	—	—	(29.5)%	—
Other	4.4%	11.7%	(1.6)%	3.3%

Effective income tax rate	164.0%	197.6%	23.8%	68.5%

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    DISCONTINUED OPERATIONS

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

These dispositions were accounted for as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and accordingly, amounts in the consolidated statements of operations for all periods presented were reclassified to reflect the dispositions as discontinued operations. Neither operation had activity or results of operations in the year ended March 31, 2006. The results of operations for the discontinued businesses are as follows (in millions):

			Predecessor (Note 1)
	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003
Net sales	$2.2	$1.1	$3.2
Cost of sales	1.7	0.8	2.0

Gross profit	0.5	0.3	1.2

Operating expenses:
Selling, general and administrative expenses	0.8	0.5	1.4
Other operating expense, net	—	0.1	—

Operating loss from discontinued operations	(0.3)	(0.3)	(0.2)
Non-operating income (expense)	—	0.2	(0.4)

Loss from discontinued operations before income taxes and minority interest	(0.3)	(0.1)	(0.6)
Provision (benefit) for income taxes	0.1	—	(0.5)

Loss from discontinued operations before minority interest	(0.4)	(0.1)	(0.1)

Minority interest	(0.1)	(0.2)	(0.1)

Loss from discontinued operations	$(0.5)	$(0.3)	$(0.2)

Loss on disposition of discontinued operations, net of tax of $0.3 million	$(0.3)	$—	$—

Loss from discontinued operations	$(0.8)	$(0.3)	$(0.2)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    GUARANTOR SUBSIDIARIES

The following tables present the condensed consolidating audited financial information of the Company for the fiscal years ended March 31, 2006 and 2005 and for the period from Inception (December 18, 2003) to March 31, 2004, and the condensed combining audited financial information of the Predecessor for the period from April 1, 2003 to December 17, 2003, as applicable, for: (a) Sensus Metering Systems (Bermuda 2) Ltd. (referred to as Parent), (b) Sensus Metering Systems Inc., the issuer of the Notes (referred to as Issuer), (c) on a combined basis, the subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. that are guaranteeing the Notes, which include all of the wholly-owned U.S. domestic subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. (“Guarantor Subsidiaries”), and (d) on a combined basis, the subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. that are not guaranteeing the Notes (“Non-Guarantor Subsidiaries”). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$27.4	$25.2	$—	$52.6
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	—	49.1	39.4	—	88.5
From affiliates	(2.0)	62.0	(30.8)	(29.2)	—	—
Other	—	—	1.5	0.3	—	1.8
Inventories, net	—	—	31.3	24.9	—	56.2
Prepayments and other current assets	—	0.2	4.8	4.9	—	9.9
Deferred income taxes	—	—	4.6	0.6	—	5.2

Total current assets	(2.0)	62.2	87.9	66.1	—	214.2

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	—	73.7	63.1	—	136.8
Intangible assets, net	—	12.8	163.4	39.7	—	215.9
Goodwill	—	—	299.6	30.9	—	330.5
Investment in subsidiaries	650.5	502.5	8.5	—	(1,161.5)	—
Deferred income taxes	—	—	10.9	1.6	—	12.5
Other long-term assets	0.2	19.6	3.0	2.4	—	25.2

Total assets	$648.7	$1,030.3	$647.0	$232.9	$(1,623.8)	$935.1

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$—	$38.9	$21.6	$—	$60.5
Current portion of long-term debt	—	0.5	—	0.1	—	0.6
Short-term borrowings	—	—	—	4.0	—	4.0
Income taxes payable	—	(19.3)	20.8	1.2	—	2.7
Restructuring accruals	—	—	0.1	2.9	—	3.0
Accruals and other current liabilities	—	9.1	22.9	25.6	—	57.6

Total current liabilities	—	(9.7)	82.7	55.4	—	128.4

Notes payable to affiliates	462.3	(2.4)	—	2.4	(462.3)	—
Long-term debt, less current portion	—	456.5	—	24.5	—	481.0
Pensions	—	—	1.2	43.6	—	44.8
Deferred income taxes	—	0.2	55.2	21.9	—	77.3
Other long-term liabilities	—	—	5.4	4.4	—	9.8
Minority interest	—	—	—	7.4	—	7.4

Total liabilities	462.3	444.6	144.4	159.6	(462.3)	748.7

Stockholders’ equity	186.4	585.7	502.5	73.3	(1,161.5)	186.4

Total liabilities and stockholders’ equity	$648.7	$1,030.3	$647.0	$232.9	$(1,623.8)	$935.1

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$39.1	$15.8	$—	$54.9
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	—	50.7	39.7	—	90.4
From affiliates	—	(38.4)	44.5	(6.1)	—	—
Other	—	—	1.3	1.3	—	2.6
Inventories, net	—	—	27.1	22.1	—	49.2
Prepayments and other current assets	—	0.4	4.9	2.9	—	8.2
Deferred income taxes	—	—	4.9	0.6	—	5.5

Total current assets	—	(38.0)	172.5	76.3	—	210.8

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	—	66.9	53.3	—	120.2
Intangible assets, net	—	20.4	173.6	41.9	—	235.9
Goodwill	—	—	300.7	30.9	—	331.6
Investment in subsidiaries	656.3	596.4	6.5	—	(1,259.2)	—
Deferred income taxes	—	—	16.8	1.2	—	18.0
Other long-term assets	—	21.0	1.0	1.7	—	23.7

Total assets	$656.3	$1,033.0	$738.0	$234.4	$(1,721.5)	$940.2

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$—	$—	$32.2	$20.4	$—	$52.6
Current portion of long-term debt	—	0.5	—	0.1	—	0.6
Income taxes payable	—	(21.5)	22.6	0.1	—	1.2
Restructuring accruals	—	—	0.5	3.5	—	4.0
Accruals and other current liabilities	—	8.9	19.2	26.5	—	54.6

Total current liabilities	—	(12.1)	74.5	50.6	—	113.0

Notes payable to affiliates	462.3	(0.8)	(0.5)	1.3	(462.3)	—
Long-term debt, less current portion	—	470.5	—	29.3	—	499.8
Pensions	—	—	0.8	38.0	—	38.8
Deferred income taxes	—	—	60.0	22.2	—	82.2
Other long-term liabilities	—	—	6.8	4.3	—	11.1
Minority interest	—	—	—	1.3	—	1.3

Total liabilities	462.3	457.6	141.6	147.0	(462.3)	746.2

Stockholder’s equity	194.0	575.4	596.4	87.4	(1,259.2)	194.0

Total liabilities and stockholder’s equity	$656.3	$1,033.0	$738.0	$234.4	$(1,721.5)	$940.2

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$424.1	$198.9	$(9.1)	$613.9
Cost of sales	—	—	292.2	144.4	(9.1)	427.5

Gross profit	—	—	131.9	54.5	—	186.4

Selling, general and administrative expenses	—	0.2	57.8	49.9	—	107.9
Restructuring costs	—	—	0.3	6.9	—	7.2
Amortization of intangible assets	—	7.5	11.9	3.1	—	22.5
Other operating expense, net	—	0.1	3.1	0.2	—	3.4

Operating (loss) income	—	(7.8)	58.8	(5.6)	—	45.4

Non-operating (expense) income:
Interest (expense) income, net:
From/to third parties	—	(37.3)	1.5	(3.5)	—	(39.3)
Equity in (loss) earnings of subsidiaries	(3.2)	55.3	1.3	—	(53.4)	—
Other expense, net	—	—	(0.3)	(0.8)	—	(1.1)

(Loss) income before income taxes	(3.2)	10.2	61.3	(9.9)	(53.4)	5.0

Provision for income taxes	—	1.0	6.0	1.2	—	8.2

Net (loss) income	$(3.2)	$9.2	$55.3	$(11.1)	$(53.4)	$(3.2)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$391.5	$182.9	$(4.6)	$569.8
Cost of sales	—	—	270.4	133.2	(4.6)	399.0

Gross profit	—	—	121.1	49.7	—	170.8

Selling, general and administrative expenses	—	0.6	51.6	47.3	—	99.5
Restructuring costs	—	0.3	—	7.8	—	8.1
Amortization of intangible assets	—	7.5	11.0	2.8	—	21.3
Other operating expense, net	—	0.4	2.1	0.5	—	3.0

Operating (loss) income from continuing operations	—	(8.8)	56.4	(8.7)	—	38.9

Non-operating (expense) income:
Interest (expense) income, net:
From/to third parties	—	(35.4)	0.9	(2.2)	—	(36.7)
Equity in (loss) earnings of subsidiaries	(4.2)	27.4	(4.3)	—	(18.9)	—
Other income, net	—	—	0.2	1.8	—	2.0

(Loss) income from continuing operations before income taxes and minority interest	(4.2)	(16.8)	53.2	(9.1)	(18.9)	4.2

(Benefit) provision for income taxes	—	(18.3)	25.8	0.8	—	8.3

(Loss) income from continuing operations before minority interest	(4.2)	1.5	27.4	(9.9)	(18.9)	(4.1)

Minority interest	—	—	—	(0.1)	—	(0.1)

(Loss) income from continuing operations	(4.2)	1.5	27.4	(10.0)	(18.9)	(4.2)

(Loss) income from discontinued operations, net of tax	(0.8)	(0.1)	(0.1)	(0.7)	0.9	(0.8)

Net (loss) income	$(5.0)	$1.4	$27.3	$(10.7)	$(18.0)	$(5.0)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Combining Statements of Operations

Period from Inception (December 18, 2003) to March 31, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$103.8	$61.7	$(1.1)	$164.4
Cost of sales	—	—	73.7	46.2	(1.1)	118.8

Gross profit	—	—	30.1	15.5	—	45.6

Selling, general and administrative expenses	—	1.9	13.2	13.0	—	28.1
Restructuring costs	—	—	(0.1)	1.2	—	1.1
Amortization of intangible assets	—	2.1	3.1	0.5	—	5.7
Other operating income, net	—	—	—	(0.1)	—	(0.1)

Operating (loss) income from continuing operations	—	(4.0)	13.9	0.9	—	10.8
Non-operating (expense) income:
Interest (expense) income, net:
From/to third parties	—	(12.3)	0.1	(0.5)	—	(12.7)
Equity in (loss) earnings of subsidiaries	(1.8)	15.4	(0.1)	—	(13.5)	—
Other expense, net	—	—	(0.1)	(0.1)	—	(0.2)

(Loss) income from continuing operations before income taxes and minority interest	(1.8)	(0.9)	13.8	0.3	(13.5)	(2.1)

Provision (benefit) for income taxes	—	0.9	(1.6)	0.2	—	(0.5)

(Loss) income from continuing operations before minority interest	(1.8)	(1.8)	15.4	0.1	(13.5)	(1.6)

Minority interest	—	—	—	0.1	—	0.1

(Loss) income from continuing operations	(1.8)	(1.8)	15.4	0.2	(13.5)	(1.5)

Loss from discontinued operations, net of tax	—	—	—	(0.3)	—	(0.3)

Net (loss) income	$(1.8)	$(1.8)	$15.4	$(0.1)	$(13.5)	$(1.8)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Combining Statements of Operations—Predecessor

Period from April 1, 2003 to December 17, 2003

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	(in millions)
Net sales	$247.1	$120.8	$(3.3)	$364.6
Cost of sales	168.0	90.2	(3.3)	254.9

Gross profit	79.1	30.6	—	109.7

Selling, general and administrative expenses	36.1	33.6	—	69.7
Restructuring and other similar costs	0.4	9.2	—	9.6
Amortization of intangible assets	0.3	—	—	0.3
Other operating income, net	—	(0.9)	—	(0.9)

Operating income (loss) from continuing operations	42.3	(11.3)	—	31.0

Non-operating income (expense):
Interest (expense) income, net:
From/to third parties	(0.1)	0.1	—	—
From/to affiliates	13.6	(11.7)	—	1.9
Equity in earnings (loss) of subsidiaries	0.4	—	(0.4)	—
Other income, net	—	0.1	—	0.1

Income (loss) from continuing operations before income taxes and minority interest	56.2	(22.8)	(0.4)	33.0

Provision for income taxes	21.3	1.3	—	22.6

Income (loss) from continuing operations before minority interest	34.9	(24.1)	(0.4)	10.4

Minority interest	—	(0.4)	—	(0.4)

Income (loss) from continuing operations	34.9	(24.5)	(0.4)	10.0

Loss from discontinued operations, net of tax	—	(0.2)	—	(0.2)

Net income (loss)	$34.9	$(24.7)	$(0.4)	$9.8

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(3.2)	$9.2	$54.3	$(11.1)	$(53.4)	$(3.2)
Non-cash adjustments	—	9.6	25.9	14.1	—	49.6
Undistributed equity in loss (earnings) of subsidiaries	3.2	(55.3)	(1.3)	—	53.4	—
Changes in operating assets and liabilities	—	51.3	11.4	21.3	(83.3)	0.7

Net cash provided by (used in) operating activities	—	14.8	91.3	24.3	(83.3)	47.1

Investing activities
Expenditures for property, plant and equipment and intangibles	—	—	(17.6)	(7.2)	—	(24.8)
Acquisitions, net	—	—	(2.4)	(11.0)	—	(13.4)
Proceeds from sale of investments	—	—	—	0.4	—	0.4
Proceeds from sale of assets	—	—	0.4	0.7	—	1.1

Net cash used in investing activities	—	—	(19.6)	(17.1)	—	(36.7)

Financing activities
Activity with affiliates	—	(0.8)	(83.4)	0.9	83.3	—
Increase in borrowings	—	—	—	0.4	—	0.4
Principal payments on debt	—	(14.0)	—	(5.2)	—	(19.2)
Proceeds from joint venture partner	—	—	—	6.0	—	6.0

Net cash (used in) provided by financing activities	—	(14.8)	(83.4)	2.1	83.3	(12.8)

Effect of exchange rate changes on cash	—	—	—	0.1	—	0.1
(Decrease) increase in cash and cash equivalents	$—	$—	$(11.7)	$9.4	$—	$(2.3)

Cash and cash equivalents at beginning of year	$—	$—	$39.1	$15.8	$—	$54.9

Cash and cash equivalents at end of year	$—	$—	$27.4	$25.2	$—	$52.6

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(5.0)	$1.4	$27.3	$(10.7)	$(18.0)	$(5.0)
Non-cash adjustments	—	7.8	18.4	15.5	—	41.7
Undistributed equity in loss (earnings) of subsidiaries	5.0	(25.9)	2.9	—	18.0	—
Changes in operating assets and liabilities	—	18.8	(19.8)	(2.0)	—	(3.0)

Net cash provided by operating activities	—	2.1	28.8	2.8	—	33.7

Investing activities
Expenditures for property, plant and equipment and intangibles	—	—	(14.6)	(7.8)	—	(22.4)
Proceeds from Invensys acquisition adjustment	—	—	6.5	—	—	6.5
Proceeds from sale of assets	—	—	0.3	2.6	—	2.9
Acquisitions, net	—	(6.7)	—	—	—	(6.7)

Net cash used in investing activities	—	(6.7)	(7.8)	(5.2)	—	(19.7)

Financing activities
Debt issuance costs	—	(1.9)	—	—	—	(1.9)
Decrease on short-term borrowings	—	(2.2)	—	—	—	(2.2)
Payments of long-term debt	—	(4.0)	—	—	—	(4.0)

Net cash used in financing activities	—	(8.1)	—	—	—	(8.1)

Effect of exchange rate changes on cash	—	—	—	0.5	—	0.5
(Decrease) increase in cash and cash equivalents	$—	$(12.7)	$21.0	$(1.9)	$—	$6.4

Cash and cash equivalents at beginning of year	$—	$12.7	$18.1	$17.7	$—	$48.5

Cash and cash equivalents at end of year	$—	$—	$39.1	$15.8	$—	$54.9

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Combining Statements of Cash Flows

Period from Inception (December 18, 2003) to March 31, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(1.8)	$(1.8)	$15.4	$(0.1)	$(13.5)	$(1.8)
Non-cash adjustments	—	2.1	10.5	6.2	—	18.8
Undistributed equity in loss (earnings) of subsidiaries	1.8	(15.4)	0.1	—	13.5	—
Changes in operating assets and liabilities	—	7.2	1.8	(6.6)	—	2.4

Net cash (used in) provided by operating activities	—	(7.9)	27.8	(0.5)	—	19.4

Investing activities
Expenditures for property, plant and equipment	—	—	(3.5)	(2.6)	—	(6.1)
Acquisitions, net	(657.3)	—	7.3	1.4	—	(648.6)

Net cash (used in) provided by investing activities	(657.3)	—	3.8	(1.2)	—	(654.7)

Financing activities
Activity with affiliates	457.3	(432.0)	(13.5)	(11.8)	—	—
Payments of dividends	—	—	—	(0.1)	—	(0.1)
Debt issuance costs	—	(21.9)	—	(0.9)	—	(22.8)
Increase on short-term borrowings	—	—	—	2.2	—	2.2
Proceeds from debt issuance	—	475.0	—	30.0	—	505.0
Proceeds from common stock issuance	200.0	—	—	—	—	200.0
Payments of long-term debt	—	(0.5)	—	(0.1)	—	(0.6)

Net cash provided by (used in) financing activities	657.3	20.6	(13.5)	19.3	—	683.7

Effect of exchange rate changes on cash	—	—	—	0.1	—	0.1
Increase in cash and cash equivalents	$—	$12.7	$18.1	$17.7	$—	$48.5

Cash and cash equivalents at beginning of period	$—	$—	$—	$—	$—	$—

Cash and cash equivalents at end of year	$—	$12.7	$18.1	$17.7	$—	$48.5

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Combining Statements of Cash Flows—Predecessor

Period from April 1, 2003 to December 17, 2003

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	(in millions)
Operating activities
Net income (loss)	$34.9	$(24.7)	$(0.4)	$9.8
Non-cash adjustments	5.5	5.6	—	11.1
Equity in (earnings) loss of subsidiaries	(0.4)	—	0.4	—
Changes in operating assets and liabilities	(38.5)	(12.5)	(2.7)	(53.7)

Net cash provided by (used in) operating activities	1.5	(31.6)	(2.7)	(32.8)

Investing activities
Expenditures for property, plant and equipment	(6.1)	(2.3)	—	(8.4)

Net cash used in investing activities	(6.1)	(2.3)	—	(8.4)

Financing activities
Decrease in short-term borrowings	(7.7)	(6.4)	—	(14.1)
Other financing activities	4.5	39.4	2.7	46.6

Net cash (used in) provided by financing activities	(3.2)	33.0	2.7	32.5

Effect of exchange rate changes on cash	—	0.8	—	0.8
Decrease in cash and cash equivalents	$(7.8)	$(0.1)	$—	$(7.9)

Cash and cash equivalents at beginning of year	$6.1	$11.0	$—	$17.1

Cash and cash equivalents at end of period	$(1.7)	$10.9	$—	$9.2

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    RELATED-PARTY TRANSACTIONS

Management Fee. On December 18, 2003, Sensus Metering Systems (Bermuda 2) Ltd. entered into a management services agreement with The Jordan Company, L.P. for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, the Company agreed to pay a fee equal to the greater of $2.0 million per year or 2.5% of EBITDA (as defined in the Credit Agreement) thereafter, plus out-of-pocket expenses. For fiscal 2006 and 2005, fees paid to the Jordan Company, L.P. were $2.3 million and $2.1 million, respectively. This agreement will remain in effect until December 2013. One-third of these fees will be paid to GS Capital Partners and/or its affiliates. The Jordan Company, L.P. and/or its affiliates received a one-time transaction fee of $13.0 million upon consummation of the Acquisition, approximately $2.7 million of which was paid to Goldman, Sachs & Co. and/or its affiliates.

During fiscal 2006 and 2005, the Company obtained administrative services from Jordan Industries, Inc., a subsidiary of The Jordan Company, LP. These services were primarily for assistance in securing low-cost supply alternatives in China. Expenses of $0.2 million and $0.1 million were incurred for the services in fiscal 2006 and fiscal 2005, respectively, and the Company expects to continue to obtain similar services in fiscal 2007.

Rongtai. On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Runlin. During fiscal 2006, our joint venture partner, Runlin, loaned the joint venture approximately $0.4 million. In addition, the Company’s Rongtai joint venture pays approximately $0.2 million of annual rent to Runlin, for use of offices and dormitories.

Algeria. In December 2004, the Company formed a joint venture in Algeria with a former producer and a customer. The joint venture customer partner, ADE, owns 15% of the joint venture. Sales to ADE in fiscal 2006 and fiscal 2005 were approximately $4.9 million or 71% and $0.8 million or 55%, respectively, of total sales in Algeria. Terms of these sales to ADE are unchanged from the arrangement prior to the formulation of the joint venture.

Transition Services. In connection with the Acquisition, the Company entered into certain transitional service agreements with Invensys pursuant to which Invensys agreed to provide the Company with transitional support services until June 16, 2004. The transition services included assistance in establishing stand-alone information technology capability, including assistance in connection with the removal of the acquired business from Invensys’ computer network and e-mail system. The transitional service agreement included the reimbursement of certain information technology costs from Invensys to the Company for excess costs incurred during the first year after the acquisition date. Excess information technology costs of $1.3 million were invoiced to Invensys in January 2005. The cost reimbursement was recorded as a direct reduction to information technology expenses in selling, general and administration for the year ended March 31, 2005. In addition, under the agreements, Invensys agreed to provide the Company with certain human resources and other general administrative services for the transition period. These services were provided to the Company at an approximation of market price for such services and did not exceed in any material respects the historical cost of obtaining such services from Invensys.

Predecessor Related-Party Transactions

Management Charges. Included within selling, general and administrative expenses are charges for administrative expenses estimated by the Predecessor to reflect amounts incurred by Invensys on behalf of the Predecessor. These charges are primarily for accounting, legal and treasury services. These charges totaled $2.2 million for the period from April 1, 2003 to December 17, 2003.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expenses allocated have been calculated on a basis that the Predecessor considered to be reasonable estimates of the utilization of services provided or the benefit received by the Predecessor for certain administrative services provided by Invensys. The financial information included herein may not reflect the combined financial position, operating results and cash flows of the Predecessor in the future or what they would have been had the Predecessor been a separate, independent entity during the periods presented.

Trading Activity. The Predecessor sold to affiliates various products in the normal course of business. Pricing was generally negotiated based on standard pricing schedules and were at market prices.

19.    BUSINESS SEGMENT INFORMATION

Reporting Segments. The Company has two principal product groups: metering systems products and support products. Metering systems products include metering, and/or AMR, communications systems and four principal metering product categories: water, gas, heat and electricity. Support products include pipe joining and repair products and die-casting products. The two product groups, plus corporate operations, are organized into two reporting segments: Metering and Related Communication Systems and All Other. The segment information is based on the Company’s current segment reporting structure and historical information has been conformed to the current structure.

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

Reporting Segment Products

Reporting Segment	Major Products
Metering and Related Communication Systems	Commercial and residential water, gas, electric and heat meters and AMR systems used by utilities. AMR systems include handheld computers related to installation services and implementation support.

All Other	Pipe joining, tapping and repair products that consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used by utilities in pipe joining and pipe repair applications. Die casting products consist of high quality thin-wall, low porosity aluminum die-castings, generally targeting the automotive industry and gas utility markets.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide significant changes in trends or components of revenue, gross profit percentage, operating income (loss), depreciation and amortization, assets, goodwill and capital expenditures (including intangibles) for each segment (in millions):

					Predecessor (Note 1)
	Year Ended March 31, 2006	% Change	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003
Segment revenues
Metering and related communication systems	$496.8	6%	$470.2	$139.0	$299.5
All other	131.1	14%	115.4	29.4	74.2
Eliminations	(14.0)	11%	(15.8)	(4.0)	(9.1)

Total	$613.9	8%	$569.8	$164.4	$364.6

Gross profit %
Metering and related communication systems	32%	3%	31%	28%	31%
All other	23%	(4)%	24%	24%	26%

Total	30%	—%	30%	28%	30%

Operating income (loss)
Metering and related communication systems	$45.2	17%	$38.6	$11.6	$25.4
All other	0.3	—	0.3	(0.8)	5.6

Total	$45.5	17%	$38.9	$10.8	$31.0

Depreciation and amortization
Metering and related communication systems	$25.4	11%	$22.9	$6.5	$9.5
All other	17.0	1%	16.9	4.0	2.8

Total	$42.4	7%	$39.8	$10.5	$12.3

	Year Ended March 31, 2006	% Change	Year Ended March 31, 2005
Total assets
Metering and related communication systems	$799.4	(3)%	$824.2
All other	135.7	17%	116.0

Total	$935.1	(1)%	$940.2

Total goodwill
Metering and related communication systems	$275.8	—%	$276.7
All other	54.7	—%	54.9

Total	$330.5	—%	$331.6

Total capital expenditures (including intangibles)
Metering and related communication systems	$14.5	(1)%	$14.6
All other	10.3	32%	7.8

Total	$24.8	11%	$22.4

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Segments. Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales to Third Parties				Long-Lived Assets
				Predecessor (Note 1)
	Year Ended March 31, 2006	Year Ended March 31, 2005	Period from December 18, 2003 to March 31, 2004	Period from April 1, 2003 to December 17, 2003	March 31, 2006	March 31, 2005
North America	$423.8	$391.2	$103.9	$247.4	$552.3	$566.3
Europe, Mid East, Africa	166.3	166.5	57.7	108.2	107.1	112.4
South America	10.6	7.3	1.9	4.6	1.4	1.3
Asia	13.2	4.8	0.9	4.4	22.4	7.7

Total	$613.9	$569.8	$164.4	$364.6	$683.2	$687.7

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

20.    COMMITMENTS AND CONTINGENCIES

The Company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of its business involving product liability, product warranty, property damage, insurance coverage, patents and environmental matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes these unresolved legal actions will not have a material effect on the financial position or results of operations of the Company.

The Company, as well as many other third parties, has been named as a defendant in several lawsuits filed related to illnesses from exposure to asbestos or asbestos-containing products. The complaints fail to specify which plaintiffs allegedly were involved with the Company’s products, and because the cases are in initial stages, it is uncertain whether any plaintiffs have asbestos-related illnesses or dealt with the Company’s products, much less whether any plaintiffs were exposed to an asbestos-containing component part of the Company’s product or whether such part could have been a substantial contributing factor to the alleged illness. Although we are entitled to indemnification for legal and indemnity costs for asbestos claims related to these products from certain subsidiaries of Invensys, under the stock purchase agreement pursuant to which we acquired Invensys, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with the Acquisition. The Company is unable to estimate the amount of its exposure, if any, related to these claims at this time. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s net earnings or financial position.

The Company entered into contracts that contain guarantees that could require performance or payment under certain conditions. The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At March 31, 2006, we had $5.1 million of letters of credit outstanding with expiration dates ranging from one month to 12 months.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental Matters

The Company is aware of known contamination at the following United States facilities: Russellville, Kentucky; DuBois, Pennsylvania; Texarkana, Arkansas; and Uniontown, Pennsylvania, as a result of historic releases of hazardous materials. The former owner of these sites is investigating, remediating and monitoring these properties. The Company is obligated to reimburse the former owner for a minority of monies expended on the remediation plus interest on monies paid at all sites other than Russellville (“Reimbursement Sites”), where the former owner pays all remediation costs. The Company is unable to estimate the amount of such costs at this time. In connection with the Acquisition, certain subsidiaries of Invensys plc agreed to retain liability for the reimbursement obligations related to the Reimbursement Sites. As a result, the Company does not expect to have any future liabilities for the costs of remediation or other reimbursement costs associated with the Reimbursement Sites.

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

Based on information currently available, the Company believes that future environmental compliance expenditures will not have a material effect on its financial position or results of operations, and has established allowances the Company believes are adequate to cover potential exposure to environmental liabilities. However, as to any of the above-described indemnities, the Company cannot make any assurance that the indemnifying parties will be able to satisfy their obligations. Environmental compliance costs and liabilities could reduce the Company’s net income and cash available for operations.

21.    VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to costs and expenses	Deductions for write-offs	Balance at end of period
Year ended March 31, 2006
Allowance for doubtful accounts	$1.7	$0.2	$(0.5)	$1.4
Deferred tax asset valuation allowance	59.9	5.5	—	65.4

	$61.6	$5.7	$(0.5)	$66.8

Year ended March 31, 2005
Allowance for doubtful accounts	$1.3	$0.4	$—	$1.7
Deferred tax asset valuation allowance	53.4	6.5	—	59.9

	$54.7	$6.9	$—	$61.6

Period from December 18, 2003 to March 31, 2004
Allowance for doubtful accounts	$1.3	$—	$—	$1.3
Deferred tax asset valuation allowance	53.3	0.1	—	53.4

	$54.6	$0.1	$—	$54.7

Period from April 1, 2003 to December 17, 2003
Allowance for doubtful accounts	$0.6	$0.7	$—	$1.3
Deferred tax asset valuation allowance	12.7	40.6	—	53.3

	$13.3	$41.3	$—	$54.6

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    QUARTERLY RESULTS OF OPERATIONS (IN MILLIONS) (UNAUDITED)

The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31. The following tables provide quarterly results of operations of the Company:

Fiscal 2005	First	Second	Third	Fourth (1)
Net sales	$139.4	$143.2	$124.3	$162.9
Gross profit	41.3	43.0	35.3	51.2
Loss from discontinued operations	(0.2)	(0.4)	—	(0.2)
Net (loss) income	(0.7)	(2.7)	(8.1)	6.5

Fiscal 2006	First	Second (2)	Third (2)	Fourth
Net sales	$146.8	$142.1	$146.9	$178.1
Gross profit	44.3	42.3	43.5	56.3
Net (loss) income	(4.2)	(4.9)	(2.5)	8.4

(1)	Includes income of $1.2 million reflecting an adjustment for net foreign currency exchange gains on intercompany loans in Europe, a reduction of selling, general and administrative expenses of $1.1 million related to reimbursement of IT costs from Invensys plc., and a $0.6 million gain on sale of a building by our subsidiary in France.
(2)	Includes a $0.7 million and $0.2 million receivable write-down related to the bankruptcy filing of Delphi Corporation in the second and third quarters, respectively.

23.    SUBSEQUENT EVENT (UNAUDITED)

On June 2, 2006, the Company entered into an agreement to acquire substantially all of the assets and assume certain identified liabilities of Advanced Metering Data Systems, L.L.C. (“AMDS”) for $45.4 million in cash at closing and the payment of additional cash consideration if the acquired business achieves certain performance targets through March 2011. In addition, pursuant to a Subscription Agreement with AMDS, Sensus Metering Systems (Bermuda 1) Ltd., the Company’s parent, will issue certain preference shares to AMDS, which are subject to the performance of the acquired business over a five-year period following the closing. The Company will finance the transaction with equity contributions from the current principal investors in the Company and cash on hand. Closing of the acquisition is subject to the satisfaction of certain conditions, including obtaining certain governmental approvals.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent accountants on accounting methods and financial disclosures for the fiscal years ended March 31, 2006 and 2005 and the combined fiscal year ended March 31, 2004.

ITEM 9A.    CONTROLS AND PROCEDURES

We have continued to place a priority on the short-term and long-term improvement or enhancement of our internal controls over financial reporting. The process began during fiscal 2005 by implementing process and staffing improvements in our accounting and finance groups; enhancing the financial consolidation system; implementing a company disclosure policy; standardizing account reconciliation and analysis procedures; and developing an accounting policies and procedures system.

During fiscal 2006, we have continued to evaluate the effectiveness of our disclosure controls and internal control over financial reporting on an on-going basis including activities in planning for of Sarbanes-Oxley Section 404 compliance; and the development of additional accounting policies and procedures.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers and directors.

Name	Age	Position and Offices
Daniel W. Harness	57	Chief Executive Officer, President and Director
Peter Mainz	41	Chief Financial Officer
Barry W. Seneri	55	Executive Vice President of Operations
R. Douglas Neely	53	Vice President of Sales and Marketing North America Water
George G. Uram	60	Vice President of Energy
Jose Hernandez	42	Vice President, Europe, South America and Asia Pacific
James Spool	77	Secretary
Jonathan F. Boucher	49	Director
John W. Jordan II	58	Director
David W. Zalaznick	52	Director
Thomas H. Quinn	58	Director
Gerald J. Cardinale	39	Director
Bryan Kelln	40	Director
J. Jack Watson	78	Director
H. Russel Lemcke	66	Director
Charles H. Gailliot	28	Director

Daniel W. Harness became our Chief Executive Officer and President in April 2001 and became a director upon completion of the Acquisition. Mr. Harness was President of Metering Systems North America from 2000 to 2001 and President of Sensus Technologies from 1990 to 2000. Mr. Harness has been with our company and its predecessors since 1982.

Peter Mainz became our Vice President of Finance in January 2003 and became our Chief Financial Officer upon completion of the Acquisition. He was Vice President of Operations and Finance in Europe and Asia Pacific from 2001 to 2002 and held other senior financial positions with our Metering Systems Division from 1999 to 2001. Mr. Mainz held various senior financial positions with Schlumberger Ltd. from 1992 to 1999, including Financial Manager for the Commonwealth of Independent States (former Russia and Baltic countries) from 1998 to 1999.

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

Jose Hernandez became our Vice President of Europe, South America and Asia Pacific in November 2005. Mr. Hernandez served as Vice President of Central and South America from December 2004 to November 2005. He served as General Manager for Saint-Gobain Diamantwerkzeuge GmbH and CoKG from February 2002 to November 2004. Mr. Hernandez also served as Executive Director of Central and South America for Invensys Metering Systems from January 2000 to January 2002.

James Spool became our Secretary in December 2003. Mr. Spool served as Division Senior Counsel and Principal Contact Attorney for the Metering Systems Division from 1999 through 2003, and has held a number of senior legal positions with Invensys and its predecessors since 1983. Mr. Spool also serves as Vice President, Secretary and General Counsel of the Company and its U.S. subsidiaries.

Jonathan F. Boucher became a director upon completion of the Acquisition. Since 1983, Mr. Boucher has been a Member and Senior Principal of The Jordan Company, L.P., a private merchant banking firm and its predecessors. Since 2002, Mr. Boucher has been a Member of Resolute Fund Partners, LLC, the general partner of The Resolute Fund L.P. Mr. Boucher is also a director of various other privately held companies. He also served as a director of W-H Energy Services, Inc. until May 2005.

John W. Jordan II became a director upon completion of the Acquisition. Since 1982, Mr. Jordan has been a Member and Managing Principal of The Jordan Company, L.P., a private merchant banking firm and its predecessors. Since 2002, Mr. Jordan has been a Managing Member of Resolute Fund Partners, LLC, the general partner of The Resolute Fund L.P. Mr. Jordan is also a director of various other privately held companies.

David W. Zalaznick became a director upon completion of the Acquisition. Since 1982, Mr. Zalaznick has been a Member and Managing Principal of The Jordan Company, L.P., a private merchant banking firm, and its predecessors. Since 2002, Mr. Zalaznick has been a Managing Member of Resolute Fund Partners, LLC, the general partner of The Resolute Fund L.P. Mr. Zalaznick is also a director of various other privately held companies.

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

Gerald J. Cardinale became a director upon completion of the Acquisition. Since 2002, Mr. Cardinale has been a Managing Director of the Principal Investment Area of Goldman, Sachs & Co. Mr. Cardinale joined Goldman, Sachs & Co. in 1992. Mr. Cardinale also serves on the board of directors of Cooper-Standard Automotive, Inc.

Bryan Kelln has been a director since February 10, 2004. Mr. Kelln currently serves as Vice President of Nortek where he began in May 2005. From June 2002 through May 2005, Mr. Kelln acted as a consultant of The Jordan Company, L.P., a private merchant banking firm. From January 2000 until June 2002, Mr. Kelln was President and Chief Executive Officer of Rock Shox, Inc., a global bicycle industry supplier. Prior to that time, Mr. Kelln served as a Senior Vice President and General Manager of the telecommunications and utilities businesses of General Cable Corporation.

J. Jack Watson has been a director since February 10, 2004. Mr. Watson was Chairman, President and Chief Executive Officer of Newflo Corporation, a manufacturer of pumps, valves and meters, from 1987 until his retirement in 1996. During the last five years, Mr. Watson has served as a director of W-H Energy Services and various other privately held companies.

H. Russel Lemcke has been a director since February 10, 2004. Since 1989, Mr. Lemcke has been President of H. Russel Lemcke Group, Inc., a private consulting business. Mr. Lemcke is also a director of Graham Corporation.

Charles H. Gailliot has been a director since October 20, 2005. Mr. Gailliot is an Associate in the Principal Investment Area of Goldman, Sachs & Co. Mr. Gailliot joined as a financial analyst in 2003. Mr. Gailliot is also a director of Signature Hospital Holdings, LLC.

Board of Directors

Our board of directors consists of ten directors. Our board of directors appoints our executive officers, directs the management of our business and affairs and conducts its business through meetings of the board of directors and two standing committees, the Audit Committee and the Compensation Committee. In addition, from time to time, other committees may be established under the direction of the board when necessary to address specific issues. Our Audit Committee consists of Jonathan F. Boucher, Thomas H. Quinn, Gerald J. Cardinale and J. Jack Watson. The board of directors has reviewed the qualifications and backgrounds of the members of the Audit Committee, and although it has not made a determination as to whether any one individual member of the Audit Committee would qualify as a financial expert, it has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication. As a result, the board of directors has determined that the combined qualifications and experience of the Audit Committee members, when taken together, give the Audit Committee the financial expertise necessary to discharge its responsibilities. Our Compensation Committee consists of Thomas H. Quinn, Jonathan F. Boucher, Gerald J. Cardinale and H. Russel Lemcke.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer and our principal financial officer. We hereby undertake to provide to any person without charge, upon request, a copy of such code of ethics provided that such request is sent in writing to James Spool, Sensus Metering Systems Inc., 8601 Six Forks Road, Suite 300, Raleigh, North Carolina 27615.

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

Executive Compensation

The following table sets forth all compensation earned by the Chief Executive Officer and the four most highly paid executive officers for services rendered in fiscal 2006, 2005 and 2004.

Annual Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus		Other Compensation (1)		Company’s Matching 401-K Contribution
Daniel W. Harness (2) Chief Executive Officer and President	2006 2005 2004	$ $ $	416,668 400,008 329,169	$ $ $	151,200 75,000 464,709	$ $ $	24,041 7,967 7,352	$ $ $	6,466 4,000 9,880
Peter Mainz (2), (3) Chief Financial Officer, Vice President, Finance	2006 2005 2004	$ $ $	283,794 275,579 206,808	$ $ $	72,765 45,000 227,017	$ $ $	4,687 4,880 35,182	$ $ $	6,974 1,913 10,167
Barry W. Seneri (2) Executive Vice President of Operations	2006 2005 2004	$ $ $	243,240 240,673 235,008	$ $ $	62,181 58,750 331,782	$ $ $	7,829 7,158 7,829	$ $ $	7,183 2,432 10,150
R. Douglas Neely (2) Vice President of Sales and Marketing North American Water	2006 2005 2004	$ $ $	223,735 214,754 172,845	$ $ $	65,942 — 167,625	$ $ $	3,760 5,440 6,765	$ $ $	6,108 2,060 8,726
Jose Hernandez (2), (3) Vice President, Europe, South America and Asia Pacific	2006 2005	€ €	200,443 61,884	€ €	2,980 —	€ €	23,750 —	€ €	— —

(1)	Includes relocation expense reimbursement and personal use of company provided automobile.
(2)	In March and December 2004, Daniel W. Harness, Peter Mainz, Barry W. Seneri, R. Douglas Neely and Jose Hernandez were issued 200,000, 140,000, 100,000, 40,000 and 10,000 Class B Common Shares, par value $.01 per share, of Sensus Metering Systems (Bermuda 1) Ltd., our ultimate holding company (“Holdings”) (the “Class B Restricted Shares”), respectively. The Class B Restricted Shares were issued pursuant to the Restricted Share Plan, and accordingly, are subject to vesting, restrictions on transfer, repurchasing rights and other limitations. At the time of issuance, the board of directors of Holdings determined that the fair market value of the Class B Restricted Shares was equal to the par value thereof, or $.01 per share, due to the lack of a public market for the Class B Restricted Shares, their illiquidity and their subordinated position within the capital structure of Holdings. Each of the named executive officers paid $.01 per share for the Class B Restricted Shares issued to them. Accordingly, no compensation expense is reflected for the restricted share grants.
(3)	Average exchange rates for the conversion of amounts denominated in euros to U.S. dollars were approximately as follows: fiscal 2006, € 1.00/$1.21; and fiscal 2005, € 1.00/$1.26.

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

Name	Title	Base Salary
Daniel W. Harness	Chief Executive Officer	$420,000
Peter Mainz	Chief Financial Officer	$290,000

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

Defined Benefit Plan

Certain of our employees, including Peter Mainz and Jose Hernandez, are entitled to participate in the Sensus German Management Pension Program, which is a defined benefit pension plan. Retirement benefits under the plan are computed on the basis of the employee’s final annual salary and bonus multiplied by a percentage based on years of service.

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

On March 31, 2006, the euro to U.S. dollar exchange rate was €1.00/$1.21. As of March 31, 2006, Mr. Mainz had six years of creditable service and Mr. Hernandez had four years of creditable service.

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

All of the issued and outstanding voting equity interests of Sensus Metering Systems, Inc. are owned by Sensus Metering Systems (Bermuda 2) Ltd. Sensus Metering Systems (Bermuda 2) Ltd. is in turn owned entirely by Sensus Metering Systems (Bermuda 1) Ltd., our ultimate parent. The following table sets forth certain information with respect to the beneficial ownership of the Class A common shares and the Class B common shares of Holdings as of March 31, 2006 by a) each person or group known to us who beneficially owns more than five percent of each such class of voting equity interests of Holdings, b) each of our directors and named executive officers and c) all of our directors and executive officers as a group:

	Class A Common Shares		Class B Common Shares
Name of Beneficial Owner	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned	% of Class
The Resolute Fund L.P. (1)	26,344,666.60	65.9%	—	—
Jonathan F. Boucher (1)	—	—	—	—
John W. Jordan II (1)	—	—	—	—
David W. Zalaznick (1)	—	—	—	—
Thomas H. Quinn (1)	—	—	—	—
The Goldman Sachs Group, Inc. (2)	13,172,333.40	32.9%	—	—
Gerald J. Cardinale (2)	—	—	—	—
Daniel W. Harness (3)	45,000	*	200,000	19.3%
Peter Mainz (3)	25,000	*	140,000	13.5%
Barry W. Seneri (3)	30,000	*	100,000	9.6%
R. Douglas Neely (3)	10,000	*	40,000	3.9%
George G. Uram (3)	10,000	*	40,000	3.9%
Jose Hernandez (3)	—	—	10,000	1.0%
Bryan Kelln (4)	30,000	*	45,000	4.3%
J. Jack Watson (5)	50,000	*	30,000	2.9%
H. Russel Lemcke (6)	50,000	*	30,000	2.9%
All Executive Officers and Directors as a Group	250,000	*	635,000	61.3%

*	Indicates less than 1%.
(1)	Certain affiliated funds of The Resolute Fund are managed by The Jordan Company, L.P. The Jordan Company, L.P. exercises investment discretion and control over the shares held by The Resolute Fund. Certain of our directors are also members of management of The Jordan Company, L.P. Each of Messrs. Boucher, Jordan, Zalaznick and Quinn may be deemed to share voting and investment power over the shares owned by The Resolute Fund as a result of their position with The Jordan Company, L.P. Each such individual disclaims beneficial ownership of the shares owned by The Resolute Fund. The address for The Jordan Company, L.P. and Messrs. Boucher, Jordan and Zalaznick is 767 Fifth Avenue, 48th Floor, New York, New York 10153. The address for Messr. Quinn is Arbor Lake Center, Suite 5500, 1751 Lake-Cook Road, Deerfield, Illinois 60015.
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

(3)	The address of these beneficial owners is 8601 Six Forks Road, Suite 300, Raleigh, North Carolina 27615.
(4)	The address of this beneficial owner is 50 Kennedy Plaza, Providence, Rhode Island 02903.
(5)	The address of this beneficial owner is 1890 Jelinda Drive, Montecito, California 93108.
(6)	Mr. Lemcke beneficially owns the 50,000 Class A common shares through the Russel Lemcke 2004 Irrevocable Trust. The address of this beneficial owner is 767 Fifth Avenue, 48th Floor, New York, New York 10153.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

In connection with the Acquisition, we entered into a management services agreement with The Jordan Company, L.P. for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, the Company agreed to pay a fee equal to the greater of $2.0 million per year or 2.5% of EBITDA (as defined in the Credit Agreement) thereafter, plus out-of-pocket expenses. For fiscal 2006 and 2005, fees paid to the Jordan Company, L.P. were $2.3 million and $2.1 million, respectively. This agreement will remain in effect until December 2013. One-third of these fees will be paid to GS Capital Partners and/or its affiliates. The Jordan Company, L.P. and/or its affiliates received a one-time transaction fee of $13.0 million upon consummation of the Acquisition, approximately $2.7 million of which was paid to Goldman, Sachs & Co. and/or its affiliates.

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

Transactions with Affiliates

During the period from April 1, 2003 to December 17, 2003, the Predecessor had net sales of $2.7 million to affiliates of its parent, Invensys. In addition, Invensys Metering Systems received interest income of $1.6 million from Invensys during the period from April 1, 2003 to December 17, 2003. Immediately following the Acquisition, Invensys and its affiliates were no longer our affiliates. Therefore, any sales we make to Invensys and its affiliates are now considered sales to unaffiliated third parties. In addition, subsequent to the Acquisition, we do not maintain loan balances with Invensys or any of its affiliates that would result in interest income or expense being incurred.

During fiscal 2006 and 2005, the Company obtained administrative services from Jordan Industries, Inc., a subsidiary of The Jordan Company, LP. These services were primarily for assistance in securing low-cost supply alternatives in China. Expenses of $0.2 million and $0.1 million were incurred for the services in fiscal 2006 and fiscal 2005, respectively, and the Company expects to continue to obtain similar services in fiscal 2007.

On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Runlin. During fiscal 2006, our joint venture partner, Runlin, loaned the joint venture approximately $0.4 million. In addition, the Company’s Rongtai joint venture pays approximately $0.2 million of annual rent to Runlin, for use of offices and dormitories.

In December 2004, the Company formed a joint venture in Algeria with a former producer and a customer. The joint venture customer partner, ADE, owns 15% of the joint venture. Sales to ADE in fiscal 2006 and fiscal 2005 were approximately $4.9 million or 71% and $0.8 million or 55%, respectively, of total sales in Algeria. Terms of these sales to ADE are unchanged from the arrangement prior to the formulation of the joint venture.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for audit and other services provided by Ernst & Young LLP for the years ended March 31, 2006 and 2005 (in millions):

	March 31, 2006	March 31, 2005
Audit (1)	$1.4	$1.6
Tax	0.1	—

Total	$1.5	$1.6

(1)	Audit fees consist of fees for services provided in connection with the audit of our financial statements, services rendered in connection with our registration statements filed with the Securities and Exchange Commission, statutory audits, the delivery of related consents and reviews of our quarterly financial statements.

The Audit Committee reviewed the audit services rendered by Ernst & Young LLP and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are approved in advance by the Audit Committee to assure that such services do not impair the auditors’ independence from us.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements filed as part of this report are included in Part II, Item 8, “Financial Statements and Supplementary Data” in this 2006 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” Consolidated Statements of Operations,” “Consolidated Statements of Stockholder’s Equity” and “Consolidated Statements of Cash Flows.” Financial statement schedules are omitted because the information required in these schedules is included in the “Notes to Consolidated Financial Statements.”

(b) A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sensus Metering Systems (Bermuda 2) Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on June 15, 2006.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

By:	/s/ Daniel W. Harness
Daniel W. Harness Chief Executive Officer and President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities indicated on June 15, 2006.

Name	Positions

/s/ Daniel W. Harness	Director, Chief Executive Officer and President
Daniel W. Harness	(Principal Executive Officer)

/s/ Peter Mainz	Chief Financial Officer (Principal Financial Officer)
Peter Mainz

/s/ Thomas D’Orazio	Vice President, Finance (Principal Accounting
Thomas D’Orazio	Officer)

/s/ Jonathan F. Boucher	Director and Vice President
Jonathan F. Boucher

/s/ John W. Jordan II	Director
John W. Jordan II

/s/ David W. Zalaznick	Director
David W. Zalaznick

/s/ Thomas H. Quinn	Director
Thomas H. Quinn

/s/ Gerald J. Cardinale	Director
Gerald J. Cardinale

/s/ Bryan Kelln	Director
Bryan Kelln

/s/ J. Jack Watson	Director
J. Jack Watson

/s/ H. Russel Lemcke	Director
H. Russel Lemcke

/s/ Charles H. Gailliot	Director
Charles H. Gailliot

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sensus Metering Systems Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on June 15, 2006.

SENSUS METERING SYSTEMS INC.

By:	/s/ Daniel W. Harness
Daniel W. Harness Chief Executive Officer and President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities indicated on June 15, 2006.

Name	Positions

/s/ Daniel W. Harness	Director, Chief Executive Officer and President
Daniel W. Harness	(Principal Executive Officer)

/s/ Peter Mainz	Chief Financial Officer (Principal Financial Officer)
Peter Mainz

/s/ Thomas D’Orazio	Vice President, Finance (Principal Accounting
Thomas D’Orazio	Officer)

/s/ Jonathan F. Boucher	Director and Vice President
Jonathan F. Boucher

/s/ John W. Jordan II	Director
John W. Jordan II

/s/ David W. Zalaznick	Director
David W. Zalaznick

/s/ Thomas H. Quinn	Director
Thomas H. Quinn

/s/ Gerald J. Cardinale	Director
Gerald J. Cardinale

/s/ Bryan Kelln	Director
Bryan Kelln

/s/ J. Jack Watson	Director
J. Jack Watson

/s/ H. Russel Lemcke	Director
H. Russel Lemcke

/s/ Charles H. Gailliot	Director
Charles H. Gailliot

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Sensus Metering Systems Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.2	By-Laws of Sensus Metering Systems Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 filed on March 16, 2004).

3.3	Memorandum of Association of Company Limited by Shares of Sensus Metering Systems (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 filed on March 16, 2004).

3.4	Certificate of Incorporation of Sensus Metering Systems (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 filed on March 16, 2004).

3.5	Bye-Laws of Sensus Metering Systems (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

4.1	Indenture, dated as of December 17, 2003, between Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd., the Subsidiary Guarantors defined therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed on March 16, 2004).

4.2	Form of Senior Subordinated Note due 2013 (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 filed on March 16, 2004).

4.3	Registration Rights Agreement, dated as of December 17, 2003, between Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd., M&FC Holding LLC, Invensys Metering Headquarters Corporation, Smith-Blair Inc., Invensys Metering Systems—North America Inc., Invensys Precision Die Casting Inc., Sensus Metering Systems IP Holdings, Inc. and Credit Suisse First Boston Corporation and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 filed on March 16, 2004).

10.1	Credit Agreement, dated as of December 17, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.A.R.L., Sensus Metering Systems (Bermuda 2) Ltd., the lenders party thereto, Credit Suisse First Boston Corporation, as Administrative Agent, Credit Suisse First Boston Corporation and Goldman Sachs Credit Partners L.P., as Joint Bookrunners and Joint Lead Arrangers, Goldman Sachs Credit Partners L.P., as Syndication Agent and National City Bank, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.2	U.S. Guarantee and Collateral Agreement, dated as of December 17, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd., the Subsidiaries of Sensus Metering Systems Inc. identified therein, and Credit Suisse First Boston, as U.S. Collateral Agent (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 filed on March 16, 2004).

10.3	European Guarantee Agreement, dated as of December 17, 2003, among Sensus Metering Systems (Luxco 2) S.AR.L., Sensus Metering Systems (Bermuda 3) Ltd., Sensus Metering Systems (Luxco 1) S.AR.L., the Subsidiaries of Sensus Metering Systems (Luxco 2) S.AR.L. identified therein, and Credit Suisse First Boston, as European Collateral Agent (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 filed on March 16, 2004).

Exhibit No.		Description
10.4		Pledge Agreement, dated December 17, 2003, among Sensus Metering Systems (Luxco 3) S.AR.L. and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Sensus Metering Systems France Holdings (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 filed on March 16, 2004).

10.5		Pledge Agreement, dated December 17, 2003, among Sensus Metering Systems France Holdings and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Financiere Pollux (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 filed on March 16, 2004).

10.6		Pledge Agreement, dated December 17, 2003, among Financiere Pollux and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Invensys Metering Systems SAS (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 filed on March 16, 2004).

10.7		Shareholders Agreement, dated as of December 17, 2003, by and among Sensus Metering Systems (Bermuda 1) Ltd., The Resolute SIE, L.P., The Resolute Fund Netherlands PV I, L.P., The Resolute Fund Netherlands PV II, L.P., The Resolute Fund NQP, L.P., The Resolute Fund Singapore PV, L.P., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., and Goldman Sachs Direct Investment Fund 2000, L.P. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 filed on March 16, 2004).

10.8		Management Subscription and Shareholders Agreement, dated March 5, 2004, by and among Sensus Metering Systems (Bermuda 1) Ltd. and the persons named therein (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 filed on March 16, 2004).

10.9	*	Employment and Non-Interference Agreement, dated December 17, 2003, by and between Dan Harness and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 filed on March 16, 2004).

10.10	*	Employment and Non-Interference Agreement, dated December 17, 2003, by and between Peter Mainz and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 filed on March 16, 2004).

10.11	*	Restricted Share Plan of Sensus Metering Systems (Bermuda 1) Ltd. (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 filed on March 16, 2004).

10.12	*	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 filed on March 16, 2004).

10.13		Consultant Subscription and Shareholder Agreement, dated March 5, 2004, by and among Sensus Metering Systems (Bermuda 1) Ltd. and the person named therein (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-4 filed on March 16, 2004).

10.14		The Jordan Company, L.P. Management Consulting Agreement, dated December 17, 2003, by and among The Jordan Company, L.P., Sensus Metering Systems Inc. and its direct and indirect subsidiaries party thereto (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-4 filed on March 16, 2004).

10.15		Letter Agreement, dated December 17, 2003, among The Jordan Company, L.P., Sensus Metering Systems Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 filed on March 16, 2004).

10.16		Non-Competition Agreement, dated December 17, 2003, by and between Invensys plc and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-4 filed on March 16, 2004).

Exhibit No.		Description
10.17		Purchase Agreement, dated December 11, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd. and the Purchasers named therein (incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.18		Stock Purchase Agreement, dated October 21, 2003, by and among the sellers identified therein, Invensys plc and IMS Meters Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.19		Amendment No. 1 to Stock Purchase Agreement, dated December 17, 2003 (incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-4 filed on March 16, 2004).

10.20		Amendment No. 1 to the Credit Agreement, dated October 14, 2004, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.AR.L., Sensus Metering Systems (Bermuda 2) Ltd., the Lenders and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2004 (filed on October 18, 2004)).

10.21		Amendment No. 2 and Agreement to the Credit Agreement, dated May 12, 2006, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.AR.L., Sensus Metering Systems (Bermuda 2) Ltd., the Lenders and Credit Suisse (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2006 (filed on May 17, 2006)).

10.22	*	Summary of Compensation Arrangements for Certain Named Executive Officers.

10.23	*	Management Incentive Plan of Sensus Metering Systems (Bermuda 2) Ltd. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

10.25		Asset Purchase Agreement, date June 2, 2006, by and between Sensus Metering Systems Inc. and Advanced Metering Data Systems, L.L.C.

21.1		Subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd.

31.1		Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1		Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensation plans.