Form 10-Q
period 2006-09-30
SENSUS METERING SYSTEMS INC; SENSUS METERING SYSTEMS BERMUDA 2 LTD
filed 2006-10-30
CIK 1281223, 1281226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 30, 2006, Sensus Metering Systems (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus Metering Systems (Bermuda 1) Ltd. and Sensus Metering Systems Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus Metering Systems (Bermuda 2) Ltd.

Part I—Financial Information

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	September 30, 2006	March 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24.1	$52.6
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.6 and $1.4 at September 30, 2006 and March 31, 2006, respectively	81.8	88.5
Other	1.9	1.8
Inventories, net	69.8	56.2
Prepayments and other current assets	9.6	9.9
Deferred income taxes	5.2	5.2

Total current assets	192.4	214.2

Property, plant and equipment, net	133.5	136.8
Intangible assets, net	230.7	215.9
Goodwill	366.8	330.5
Deferred income taxes	12.5	12.5
Other long-term assets	24.2	25.2

Total assets	$960.1	$935.1

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$51.1	$60.5
Current portion of long-term debt	1.6	0.6
Short-term borrowings	4.8	4.0
Income taxes payable	0.9	2.7
Restructuring accruals	3.2	3.0
Accruals and other current liabilities	56.3	57.6

Total current liabilities	117.9	128.4

Long-term debt, less current portion	480.0	481.0
Pensions	47.2	44.8
Deferred income taxes	77.5	77.3
Other long-term liabilities	10.1	9.8
Minority interest	7.7	7.4

Total liabilities	740.4	748.7

Commitments and Contingencies (Note 12)
STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	243.2	200.0
Accumulated deficit	(19.9)	(10.1)
Accumulated other comprehensive loss	(3.6)	(3.5)

Total stockholder’s equity	219.7	186.4

Total liabilities and stockholder’s equity	$960.1	$935.1

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Fiscal Quarter Ended September 30, 2006	Fiscal Quarter Ended September 30, 2005	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005
NET SALES	$153.2	$142.1	$299.8	$288.9
COST OF SALES	109.3	99.8	215.3	202.3

GROSS PROFIT	43.9	42.3	84.5	86.6
OPERATING EXPENSES:
Selling, general and administrative expenses	27.9	27.6	56.7	54.6
Restructuring costs	1.1	0.8	3.0	2.2
Amortization of intangible assets	6.0	5.6	11.6	11.3
Other operating expense, net	0.7	0.8	1.4	1.6

OPERATING INCOME	8.2	7.5	11.8	16.9
NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(10.5)	(9.9)	(20.8)	(19.0)
Other income (expense), net	0.2	(0.2)	2.3	(2.2)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(2.1)	(2.6)	(6.7)	(4.3)
PROVISION FOR INCOME TAXES	0.9	2.0	2.8	4.4

LOSS BEFORE MINORITY INTEREST	(3.0)	(4.6)	(9.5)	(8.7)
MINORITY INTEREST	(0.2)	(0.3)	(0.3)	(0.4)

NET LOSS	$(3.2)	$(4.9)	$(9.8)	$(9.1)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005
OPERATING ACTIVITIES:
Net loss	$(9.8)	$(9.1)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	11.9	9.2
Amortization of intangible assets	11.6	11.3
Amortization of deferred financing costs	1.2	0.9
Net (gain) loss on sale of assets	(1.7)	0.1
Net (gain) loss on foreign currency transactions	(0.8)	2.1
Minority interest	0.3	0.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	8.2	10.4
Inventories	(12.8)	(5.2)
Accounts payable, accruals and other current liabilities	(11.8)	(5.9)
Other current assets	0.6	(0.3)
Other long-term assets	(0.4)	(3.0)
Income taxes	(1.7)	3.0
Pensions	0.3	0.7

Net cash (used in) provided by operating activities	(4.9)	14.6

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(6.1)	(12.5)
Purchases of intangible assets	(0.3)	(1.4)
Rongtai acquisition	(0.6)	(10.2)
DuPenn acquisition	(0.4)	—
AMDS acquisition	(49.6)	—
Proceeds from sale of assets	1.8	0.1
Other	—	0.4

Net cash used in investing activities	(55.2)	(23.6)

FINANCING ACTIVITIES:
Principal payments on debt	—	(8.7)
Increase in borrowings	0.7	—
Equity contributions for AMDS acquisition	30.4	—
Proceeds from joint venture partner	—	6.0

Net cash provided by (used in) financing activities	31.1	(2.7)
Effect of exchange rate changes on cash	0.5	(0.1)

DECREASE IN CASH AND CASH EQUIVALENTS	(28.5)	(11.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$52.6	$54.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24.1	$43.1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:
Interest	$19.8	$18.4

Income taxes, net of refunds	$4.5	$1.8

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended September 30, 2006, in conjunction with the AMDS acquisition, Sensus Metering Systems (Bermuda 1) Ltd. issued 15,000 vested preference shares to AMDS with an estimated fair value of $12.8 million (Note 2).

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. General

Description of Business

Sensus Metering Systems (Bermuda 2) Ltd. (“Bermuda 2”), a wholly owned subsidiary of Sensus Metering Systems (Bermuda 1) Ltd. (“Bermuda 1”), together with its subsidiaries, referred to herein as the Company, is a leading provider of advanced metering and related communications solutions to the worldwide utility industry. The Company is a global manufacturer of water, gas, heat and electric meters including comprehensive metering communications system solutions that include both automatic meter reading (“AMR”) and advanced metering infrastructure (“AMI”) systems. In addition, the Company produces pipe joining and repair products for water and natural gas utilities and is a supplier of precision-manufactured aluminum die castings.

The Company was formed on December 17, 2003 through the acquisition of the metering systems and certain other businesses of Invensys plc (“Invensys”). Prior to the acquisition, the Company had no active business operations. The metering systems businesses operated by Invensys prior to the acquisition are referred to herein as “Invensys Metering Systems.” The acquisition was financed through a combination of borrowings under a $230.0 million term loan facility that is part of the Company’s senior credit facilities, the issuance of $275.0 million of 8 5/8% senior subordinated notes due 2013 (“the Notes”) and equity contributions from Bermuda 1.

Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for the fair presentation of the unaudited consolidated financial statements have been included, and the unaudited consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2006 and related notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC.

The accompanying consolidated financial statements present results of the Company for the fiscal quarters and six months ended September 30, 2006 and 2005. The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether or not to file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 revises disclosure

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements and introduces a prescriptive, annual, tabular roll forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of adopting FIN 48 on its results of operations and overall financial position.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. The Company is currently evaluating the impact FAS 157 will have on its consolidated financial statements. FAS 157 is effective for the Company beginning in fiscal year 2009.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company will adopt FAS 158 related to the funded status in the fiscal year ended after June 15, 2007. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. In the fiscal year ended after December 15, 2008, the Company will adopt this change related to the measurement date. FAS 158 allows employers to choose one of two transition methods to adopt the measurement date requirement, and both methods would result in immediate adjustments to the statement of financial position. The Company is in the process of evaluating which method to use. The Company does not anticipate that the adoption of FAS 158 will have a material impact on its financial statements.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

2. Acquisitions

AMDS. On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Advanced Metering Data Systems, L.L.C. (“AMDS”) for $62.4 million consisting of $49.6 million in cash and 15,000 vested preference shares issued by Bermuda 1 with an estimated fair value of $12.8 million. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Bermuda 1, cash on hand and utilization of the Company’s revolving credit facility. The vested preference shares are redeemable for $15.0 million at the option of the holder once certain future performance targets are achieved. On the earlier of an initial public offering, change of control or the fifth anniversary of the closing date, any vested shares that have not been redeemed for liquidation value or converted into common shares of Bermuda 1 will then become redeemable or convertible regardless of whether the performance measures are met. The estimated fair value of the vested preference shares was determined based on a discounted cash flow analysis of the redemption value based on management’s estimate of when the specified performance measures will be achieved. This purchase is expected to provide the Company with core capability to deliver comprehensive AMI technology with robust two-way offerings to the electricity market and powerful one-way solutions for the water and gas markets, which complements the Company’s existing AMR technologies.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the preliminary purchase price allocation as of September 30, 2006:

Goodwill	$36.3
Intangible assets	27.3
Net liabilities assumed	(1.2)

Fair value of net assets acquired	$62.4

The preliminary allocation of the purchase price, including transaction costs of $2.9 million, resulted in the recognition of approximately $36.3 million of goodwill attributable to the anticipated future earnings and related cash flows. The transaction costs include a fee of $1.5 million paid to The Jordan Company, L.P., a related party, for advisory and consulting services related to the acquisition. The Company preliminarily allocated $27.3 million of the purchase price to intangible assets, $26.0 million of which relates to developed technology and $1.3 million for licenses.

The Company is also required to make additional future cash payments to AMDS based on a specified percentage of certain financial performance measures of the acquired business through March 2011. In addition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15.0 million if the specified performance thresholds are achieved over the relevant period. Any additional future cash consideration and the fair value of the unvested preference shares represent additional purchase price and will increase the amount of recorded goodwill when the contingencies are resolved.

The transaction is accounted for in accordance with FASB Statement No. 141 (“FAS 141”), Business Combinations, and the results of operations of AMDS are included in the Company’s consolidated financial statements from the date of acquisition. Unaudited pro forma financial information related to the acquisition has not been presented because the acquisition was not significant to the Company’s consolidated results of operations, and thus SEC Regulation S-X does not require pro forma disclosures.

Bermuda 1 is legally obligated to satisfy any future redemption requirements of the vested and unvested preference shares. Accordingly, the estimated fair value of the vested preference shares has been reflected within stockholder’s equity in the accompanying consolidated balance sheet at September 30, 2006 since it represents a capital contribution from Bermuda 1. The Company is not obligated to fulfill any future redemption requirements on behalf of Bermuda 1.

Rongtai. On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. (“Runlin”). The purpose of this joint venture is to secure low-cost manufacturing capability in China, as well as pursue precision die casting product opportunities on a global basis. The joint venture is called Sensus-Rongtai Precision Die Casting (Yangzhou) Co., Ltd. (“PDC Rongtai”) and is headquartered in Jiangdu, China. The joint venture was capitalized with $9.0 million of cash from the Company and $6.0 million of cash from Runlin. The capital was used to purchase certain operating assets of Yangzhou Rongtai Industrial Development Co., Ltd. (“Rongtai”), a leading producer of aluminum die casting parts for Chinese automotive and motorcycle manufacturers. The purchase price for the net assets acquired of Rongtai was $11.5 million, consisting of $10.2 million, $0.7 million and $0.6 million of cash consideration paid in July 2005, November 2005 and September 2006, respectively. In addition, the Company paid approximately $0.8 million of acquisition costs related to this acquisition during fiscal 2006.

The Company has finalized the purchase price allocation attributable to the Rongtai acquisition. The fair value of the tangible assets acquired and liabilities assumed in the acquisition was $12.3 million.

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

3. Goodwill and Identifiable Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements, developed technology and customer and distributor relationships. Goodwill at September 30, 2006 represents the excess of the purchase price paid by the Company for Invensys Metering Systems, NexusData, Inc. (“Nexus”) and AMDS over the fair value of the respective net assets acquired. The purchase price allocation for these acquisitions resulted in $366.8 million of goodwill being recorded. The goodwill can be attributed to the value placed on the Company being an industry leader with market-leading positions in the North American and European water metering markets, the North American clamps and couplings and precision die casting markets and the expected synergies resulting from the technology in connection with the Nexus and AMDS acquisitions.

Intangible assets are summarized as follows (in millions):

	September 30, 2006		March 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$366.8	$—	$330.5	$—
Tradenames (indefinite lived)	27.3	—	27.3	—

	394.1	—	357.8	—

Intangible assets subject to amortization:
Distributor and marketing relationships	192.1	(30.9)	193.0	(26.4)
Developed technology	26.0	(0.5)	—	—
Non-competition agreements	30.5	(21.1)	30.5	(17.3)
Patents	15.4	(8.1)	15.1	(6.3)

	264.0	(60.6)	238.6	(50.0)

Total intangible assets	$658.1	$(60.6)	$596.4	$(50.0)

4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost is determined based on standard cost with appropriate adjustments to approximate FIFO cost. Market is determined on the basis of estimated realizable values.

Inventories consist of the following (in millions):

	September 30, 2006	March 31, 2006
Raw materials, parts and supplies	$40.1	$31.7
Work in process	14.0	13.4
Finished goods	18.0	13.3

Allowance for shrink and obsolescence	(2.3)	(2.2)

Inventories, net	$69.8	$56.2

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Financial Instruments

The Company utilizes derivative instruments, specifically forward contracts and interest rate swap agreements, to manage our exposure to market risks such as foreign currency exchange and interest rate risks. The Company records derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value.

As of September 30, 2006, the Company had various foreign currency forward contracts outstanding to purchase approximately 5.6 million net U.S. dollars by selling approximately GBP 0.1 million and SKK 241.8 million, net and buying EUR 2.0 million, with expiration dates ranging from October 27, 2006 through December 15, 2006. These contracts are arranged to manage the exposure to foreign currency risks related to certain intercompany receivable and payable balances denominated in those currencies. Gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other non-operating income (expense) in our consolidated statements of operations. The Company does not utilize hedge accounting treatment for its forward contracts. The Company recorded an unrealized loss of $0.3 million on the forward contracts for the fiscal quarter ended September 30, 2006. For the six months then ended, the Company recorded a net loss of $0.5 million on the forward contracts, which includes a $0.3 million realized loss upon settlement of certain contracts. For the fiscal quarter and sixth months ended September 30, 2005, the Company recorded a $0.1 million net loss and a $0.1 million net gain, respectively, which includes a $0.2 million realized loss in each of those periods.

The Company utilizes interest rate swap agreements to mitigate our exposure to fluctuations in interest rates on variable-rate debt by converting variable-rate debt to fixed-rate debt. On December 9, 2005 and March 24, 2006 (the “trade dates”), the Company entered into interest rate swap agreements, each with a notional amount of $50.0 million, in which it receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at a fixed rate of 4.927% and 5.121%, respectively. The first swap agreement was effective on January 20, 2006 and terminates on September 30, 2010, and the second swap agreement was effective on August 22, 2006 and terminates on June 30, 2010. These interest rate swaps have been designated as cash flow hedges, and changes in the Company’s cash flows attributable to the risk being hedged are expected to be completely offset by the hedging derivatives. To the extent the swaps provide an effective hedge, changes in the fair value of the interest rate swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness related to the interest rate swaps will be recorded through earnings. Other comprehensive loss of $1.2 million (net of tax of $0.7 million) and $0.4 million (net of tax of $0.3 million) recorded for the quarter and six months ended September 30, 2006, respectively, reflects the decrease in fair value of the interest rate swaps due to changes in interest rates since the trade dates.

6. Restructuring Costs

The following table reflects activity associated with costs related to the Company’s restructuring initiatives that are charged to operations (in millions):

	Fiscal Quarter Ended September 30, 2006	Fiscal Quarter Ended September 30, 2005	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005
Severance and other costs related to headcount reduction initiatives	$1.1	$0.8	$3.0	$2.2

For the fiscal quarter and six months ended September 30, 2006, the Company incurred $1.1 million and $3.0 million of restructuring costs, respectively, related to ongoing activities to rationalize its water meter

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

product lines in Europe and to relocate selected North American pipe joining manufacturing lines. These and other planned activities affect both direct and indirect personnel and will result in a net headcount reduction of approximately 44 employees primarily in the Company’s German water meter production facilities through the end of fiscal 2007.

Charges for restructuring costs comprise the following (in millions):

	Fiscal Quarter Ended September 30, 2006	Fiscal Quarter Ended September 30, 2005	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005
Employee severance and exit costs accrued	$1.0	$0.5	$2.7	$1.4
Expensed as incurred	0.1	0.3	0.3	0.8

Total	$1.1	$0.8	$3.0	$2.2

Restructuring accruals are summarized as follows (in millions):

	Fiscal Quarter Ended September 30, 2006	Fiscal Quarter Ended September 30, 2005	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005
Balance at beginning of period	$6.5	$5.9	$5.7	$7.0
Cash payments	(1.3)	(1.0)	(2.6)	(2.5)
Accrue for new committed/announced programs	0.8	0.5	2.7	1.4
Foreign currency translation adjustment	0.1	—	0.3	(0.5)

Balance at end of period	$6.1	$5.4	$6.1	$5.4

Current portion	$3.2	$2.6	$3.2	$2.6
Non-current portion	2.9	2.8	2.9	2.8

Total	$6.1	$5.4	$6.1	$5.4

Restructuring accruals are reflected within current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. At September 30, 2006, $1.1 million of restricted cash, classified as other long-term assets, was set aside beginning in fiscal 2006 to fund the Company’s early retirement contracts for certain of its German employees.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents a reconciliation of the changes in product warranty reserves (in millions):

	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005
Balance at beginning of year	$7.8	$7.8
Warranties issued	2.1	1.9
Settlements made	(2.4)	(1.9)
Foreign currency translation adjustment	0.1	—

Balance at end of period	$7.6	$7.8

Current portion	$4.2	$4.1
Non-current portion	3.4	3.7

Total	$7.6	$7.8

8. Retirement Benefits

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

Net periodic benefit cost for the German retirement benefit plan consists of the following (in millions):

	Fiscal Quarter Ended September 30, 2006	Fiscal Quarter Ended September 30, 2005	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005
Service cost	$0.3	$0.1	$0.5	$0.3
Interest cost	0.5	0.5	1.0	1.0
Amortization of prior service cost	—	—	0.1	—
Recognized net actuarial loss	—	—	0.1	—

Net periodic benefit cost	$0.8	$0.6	$1.7	$1.3

Net periodic benefit cost for the U.S. retirement benefit plan consists primarily of service cost and was $0.2 million and $0.4 million for the fiscal quarters ended September 30, 2006 and 2005, respectively, and $0.5 million and $0.6 million for the six months ended September 30, 2006 and 2005, respectively. The Company expects to continue to make contributions sufficient to fund benefits paid under its U.S. retirement benefit plan. The Company contributed approximately $1.0 million in the first half of fiscal 2007 to its U.S. plan and expects to contribute approximately $0.5 million during the remainder of the current fiscal year.

9. Business Segment Information

Reporting Segments. The Company has two principal product groups: metering systems products and support products. Metering systems products include metering, AMR, and/or AMI, communications systems and four principal metering product categories: water, gas, heat and electricity. Support products include pipe joining and repair products and die casting products. The two product groups, plus corporate operations, are organized into two reporting segments: Metering and Related Communication Systems and All Other.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Metering and Related Communication Systems revenues consist solely of third-party sales, and All Other revenues consist of third-party and inter-segment sales.

Inter-segment sales generally approximate cost. Cost of sales is based on standard cost, which includes materials, direct labor, warranty expense, overhead allocation, as well as variances from standard costs. Operating expenses directly associated with the reporting group may include sales, marketing, product development and administrative expenses and amortization of intangible assets.

Corporate operating expenses, interest expense, amortization of intangible assets and deferred financing costs, and management fees are not allocated to the product lines and are incorporated in the All Other operating segment.

Reporting Segment Products

Reporting Segment	Major Products
Metering and Related Communication Systems	Commercial and residential water, gas, electric and heat meters and AMR and AMI systems used by utilities. AMR systems include handheld and mobile radio-frequency reading systems and fixed network AMI systems. All metering reading system solutions include installation services and ongoing systems support.

All Other	Pipe joining, tapping and repair products that consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used by utilities in pipe joining and pipe repair applications. Die casting products that consist of high quality thin-wall, low porosity aluminum die castings, generally targeting the automotive industry and gas utility markets.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides changes in trends or components of revenue, operating income (loss) and pre-tax profit (loss) before minority interest for each segment (in millions):

	Fiscal Quarter Ended		Six Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Segment revenues
Metering and related communication systems	$121.1	$114.4	$237.3	$236.2
All other	36.1	30.8	70.9	59.9
Eliminations of inter-segment sales	(4.0)	(3.1)	(8.4)	(7.2)

Total	$153.2	$142.1	$299.8	$288.9

Operating income (loss)
Metering and related communication systems	$7.2	$8.2	$11.3	$17.6
All other	1.0	(0.7)	0.5	(0.7)

Total	$8.2	$7.5	$11.8	$16.9

Profit (loss) before income taxes and minority interest
Metering and related communication systems	$6.8	$7.9	$12.5	$15.0
All other	(8.9)	(10.5)	(19.2)	(19.3)

Total	$(2.1)	$(2.6)	$(6.7)	$(4.3)

Geographic Information. Net sales to third parties and long-lived assets, which include property, plant and equipment (net), intangible assets (net) and goodwill, by geographic region are as follows (in millions):

	Net Sales		Long-Lived Assets
	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005	September 30, 2006	March 31, 2006
North America	$198.9	$201.2	$600.6	$552.3
Europe, Middle East, Africa	87.2	79.6	106.9	107.1
South America	6.4	5.0	1.3	1.4
Asia	7.3	3.1	22.2	22.4

Total	$299.8	$288.9	$731.0	$683.2

Net sales are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Comprehensive Loss

Comprehensive loss consists of the following (in millions):

	Fiscal Quarter Ended September 30, 2006	Fiscal Quarter Ended September 30, 2005	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005
Net loss	$(3.2)	$(4.9)	$(9.8)	$(9.1)
Other comprehensive income (loss):
Foreign currency translation adjustment	0.4	1.3	0.3	1.9
Unrealized loss on interest rate swaps, net of tax	(1.2)	—	(0.4)	—

Comprehensive loss	$(4.0)	$(3.6)	$(9.9)	$(7.2)

11. Income Taxes

The Company’s effective tax rates were the result of income taxes being incurred on the taxable income of the Company’s global operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

12. Commitments and Contingencies

The Company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of its business involving product liability, product warranty, property damage, insurance coverage, patents and environmental matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes these unresolved legal actions, administrative proceedings and claims will not have a material effect on the financial position or results of operations of the Company.

The Company, as well as many other third parties, has been named as a defendant in several lawsuits related to illnesses from exposure to asbestos or asbestos-containing products. The complaints fail to specify which plaintiffs allegedly were involved with the Company’s products, and because the cases are in initial stages, it is uncertain whether any plaintiffs have asbestos-related illnesses or dealt with the Company’s products, much less whether any plaintiffs were exposed to an asbestos-containing component part of the Company’s product or whether such part could have been a substantial contributing factor to the alleged illness. The Company is unable to estimate the amount of its exposure, if any, related to these claims at this time. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s net earnings or financial position.

The Company entered into contracts that contain guarantees that could require performance or payment under certain conditions. The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At September 30, 2006, the Company had $5.1 million of letters of credit outstanding with varying expiration dates.

13. Stock Compensation

On April 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, which requires that the compensation cost related to share-based payment transactions be recognized in the financial statements based on estimated fair values. Bermuda 1 maintains a Restricted Share Plan (the “Plan”) that

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer rights, repurchase rights and other limitations as set forth in the management subscription and shareholders’ agreement. As of September 30, 2006, there were 2,000,000 restricted shares of Bermuda 1 authorized and 1,037,000 shares issued and outstanding. The outstanding restricted shares were purchased for $0.01 of cash consideration. No compensation expense related to the Plan was recognized for the fiscal quarter or six months ended September 30, 2006 or any previously reported periods as the Company concluded that the fair value of such shares was not material to the consolidated statement of operations.

14. Guarantor Subsidiaries

The following tables present the condensed consolidating balance sheets at September 30, 2006 (unaudited) and March 31, 2006 and unaudited statements of operations and cash flows for the fiscal quarters and six months ended September 30, 2006 and 2005, as applicable, for: (a) Bermuda 2 (referred to as Parent), (b) Sensus Metering Systems Inc. (“SMS Inc.”), the issuer of the Notes (referred to as Issuer), (c) on a combined basis, the subsidiaries of Bermuda 2 that are guaranteeing the Notes (referred to as Guarantor Subsidiaries) and (d) on a combined basis, the subsidiaries of Bermuda 2 that are not guaranteeing the Notes (referred to as Non-Guarantor Subsidiaries). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because SMS Inc. and the Guarantor Subsidiaries are 100% owned by Bermuda 2, the guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

The Company merged its subsidiaries, SMS Inc., Sensus Metering Systems North America Inc. (“SMS NA”) and Sensus Metering Headquarters Corporation (“SMS HQ”), on October 1, 2005 for the purpose of simplifying the Company’s corporate structure. The results of operations for SMS NA and SMS HQ, which were previously reported with the Guarantor Subsidiaries, are currently reported with the results of operations of the Issuer. The condensed consolidating balance sheets of the Company at September 30, 2006 (unaudited) and March 31, 2006 and the unaudited statements of operations and cash flows for the fiscal quarter and six months ended September 30, 2006 reflect this merger.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets (unaudited)

September 30, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$2.2	$(0.1)	$22.0	$—	$24.1
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	32.0	9.8	40.0	—	81.8
From affiliates	(2.1)	23.4	2.0	(23.3)	—	—
Other	—	—	1.6	0.3	—	1.9
Inventories, net	—	27.7	14.6	27.5	—	69.8
Prepayments and other current assets	—	3.6	0.3	5.7	—	9.6
Deferred income taxes	—	4.7	(0.1)	0.6	—	5.2

Total current assets	(2.1)	93.6	28.1	72.8	—	192.4

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	37.6	32.4	63.5	—	133.5
Intangible assets, net	—	150.7	15.0	65.0	—	230.7
Goodwill	—	247.8	54.7	64.3	—	366.8
Investment in subsidiaries	683.9	121.1	—	—	(805.0)	—
Deferred income taxes	—	1.9	9.0	1.6	—	12.5
Other long-term assets	0.2	19.7	0.9	3.4	—	24.2

Total assets	$682.0	$1,105.6	$140.1	$299.7	$(1,267.3)	$960.1

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$21.8	$7.3	$22.0	$—	$51.1
Current portion of long-term debt	—	1.4	—	0.2	—	1.6
Short-term borrowings	—	0.7	—	4.1	—	4.8
Income taxes payable	—	5.6	(5.7)	1.0	—	0.9
Restructuring accruals	—	—	—	3.2	—	3.2
Accruals and other current liabilities	—	23.9	4.1	28.3	—	56.3

Total current liabilities	—	53.4	5.7	58.8	—	117.9

Notes payable to affiliates	462.3	(82.6)	16.7	65.9	(462.3)	—
Long-term debt, less current portion	—	455.6	—	24.4	—	480.0
Pensions	—	1.4	(0.5)	46.3	—	47.2
Deferred income taxes	—	51.5	4.0	22.0	—	77.5
Other long-term liabilities	—	3.4	2.0	4.7	—	10.1
Minority interest	—	—	—	7.7	—	7.7

Total liabilities	462.3	482.7	27.9	229.8	(462.3)	740.4

Stockholders’ equity	219.7	622.9	112.2	69.9	(805.0)	219.7

Total liabilities and stockholders’ equity	$682.0	$1,105.6	$140.1	$299.7	$(1,267.3)	$960.1

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$26.7	$0.7	$25.2	$—	$52.6
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	39.7	9.4	39.4	—	88.5
From affiliates	(2.0)	28.7	2.5	(29.2)	—	—
Other	—	0.1	1.4	0.3	—	1.8
Inventories, net	—	21.7	9.6	24.9	—	56.2
Prepayments and other current assets	—	4.5	0.5	4.9	—	9.9
Deferred income taxes	—	4.7	(0.1)	0.6	—	5.2

Total current assets	(2.0)	126.1	24.0	66.1	—	214.2

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	39.5	34.2	63.1	—	136.8
Intangible assets, net	—	159.6	16.6	39.7	—	215.9
Goodwill	—	244.9	54.7	30.9	—	330.5
Investment in subsidiaries	650.5	108.3	—	—	(758.8)	—
Deferred income taxes	—	1.9	9.0	1.6	—	12.5
Other long-term assets	0.2	21.3	1.3	2.4	—	25.2

Total assets	$648.7	$1,134.8	$139.8	$232.9	$(1,221.1)	$935.1

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$27.4	$11.5	$21.6	$—	$60.5
Current portion of long-term debt	—	0.5	—	0.1	—	0.6
Short-term borrowings	—	—	—	4.0	—	4.0
Income taxes payable	—	4.3	(2.8)	1.2	—	2.7
Restructuring accruals	—	0.1	—	2.9	—	3.0
Accruals and other current liabilities	—	27.6	4.4	25.6	—	57.6

Total current liabilities	—	59.9	13.1	55.4	—	128.4

Notes payable to affiliates	462.3	(23.2)	20.8	2.4	(462.3)	—
Long-term debt, less current portion	—	456.5	—	24.5	—	481.0
Pensions	—	1.2	—	43.6	—	44.8
Deferred income taxes	—	51.3	4.1	21.9	—	77.3
Other long-term liabilities	—	3.4	2.0	4.4	—	9.8
Minority interest	—	—	—	7.4	—	7.4

Total liabilities	462.3	549.1	40.0	159.6	(462.3)	748.7

Stockholders’ equity	186.4	585.7	99.8	73.3	(758.8)	186.4

Total liabilities and stockholders’ equity	$648.7	$1,134.8	$139.8	$232.9	$(1,221.1)	$935.1

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended September 30, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$71.8	$32.4	$58.4	$(9.4)	$153.2
Cost of sales	—	50.2	25.2	43.3	(9.4)	109.3

Gross profit	—	21.6	7.2	15.1	—	43.9

Selling, general and administrative expenses	—	14.6	0.4	12.9	—	27.9
Restructuring costs	—	—	—	1.1	—	1.1
Amortization of intangible assets	—	3.9	0.8	1.3	—	6.0
Other operating expense, net	—	0.7	—	—	—	0.7

Operating income (expense)	—	2.4	6.0	(0.2)	—	8.2

Non-operating (expense) income:
Interest expense, net	(0.1)	(9.2)	(0.2)	(1.0)	—	(10.5)
Equity in (loss) earnings of subsidiaries	(3.1)	7.8	—	—	(4.7)	—
Other income, net	—	0.2	—	—	—	0.2

(Loss) income before income taxes and minority interest	(3.2)	1.2	5.8	(1.2)	(4.7)	(2.1)

Provision (benefit) for income taxes	—	2.1	(1.6)	0.4	—	0.9

(Loss) income before minority interest	(3.2)	(0.9)	7.4	(1.6)	(4.7)	(3.0)

Minority interest	—	—	—	(0.2)	—	(0.2)

Net (loss) income	$(3.2)	$(0.9)	$7.4	$(1.8)	$(4.7)	$(3.2)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Six Months Ended September 30, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$141.7	$64.6	$112.2	$(18.7)	$299.8
Cost of sales	—	99.1	51.3	83.6	(18.7)	215.3

Gross profit	—	42.6	13.3	28.6	—	84.5

Selling, general and administrative expenses	—	29.7	1.0	26.0	—	56.7
Restructuring costs	—	—	—	3.0	—	3.0
Amortization of intangible assets	—	7.9	1.6	2.1	—	11.6
Other operating expense, net	—	1.4	—	—	—	1.4

Operating income (loss)	—	3.6	10.7	(2.5)	—	11.8

Non-operating (expense) income:
Interest expense, net	(0.1)	(18.1)	(0.5)	(2.1)	—	(20.8)
Equity in (loss) earnings of subsidiaries	(9.7)	12.9	—	—	(3.2)	—
Other income, net	—	0.3	—	2.0	—	2.3

(Loss) income before income taxes and minority interest	(9.8)	(1.3)	10.2	(2.6)	(3.2)	(6.7)

Provision (benefit) for income taxes	—	4.3	(2.2)	0.7	—	2.8

(Loss) income before minority interest	(9.8)	(5.6)	12.4	(3.3)	(3.2)	(9.5)

Minority interest	—	—	—	(0.3)	—	(0.3)

Net (loss) income	$(9.8)	$(5.6)	$12.4	$(3.6)	$(3.2)	$(9.8)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended September 30, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$98.8	$45.2	$(1.9)	$142.1
Cost of sales	—	—	68.4	33.3	(1.9)	99.8

Gross profit	—	—	30.4	11.9	—	42.3

Selling, general and administrative expenses	—		14.8	12.8	—	27.6
Restructuring costs	—	—	0.1	0.7	—	0.8
Amortization of intangible assets	—	2.0	2.9	0.7	—	5.6
Other operating expense, net	—	—	0.8	—	—	0.8

Operating (loss) income	—	(2.0)	11.8	(2.3)	—	7.5

Non-operating (expense) income:
Interest (expense) income, net	—	(9.8)	0.7	(0.8)	—	(9.9)
Equity in (loss) earnings of subsidiaries	(4.9)	11.6	0.8	—	(7.5)	—
Other (expense) income, net	—	—	(0.3)	0.1	—	(0.2)

(Loss) income before income taxes and minority interest	(4.9)	(0.2)	13.0	(3.0)	(7.5)	(2.6)

Provision for income taxes	—	0.2	1.4	0.4	—	2.0

(Loss) income before minority interest	(4.9)	(0.4)	11.6	(3.4)	(7.5)	(4.6)

Minority interest	—	—	—	(0.3)	—	(0.3)

Net (loss) income	$(4.9)	$(0.4)	$11.6	$(3.7)	$(7.5)	$(4.9)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Six Months Ended September 30, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$201.3	$91.1	$(3.5)	$288.9
Cost of sales	—	—	139.5	66.3	(3.5)	202.3

Gross profit	—	—	61.8	24.8	—	86.6

Selling, general and administrative expenses	—	0.1	28.8	25.7	—	54.6
Restructuring costs	—	—	0.4	1.8	—	2.2
Amortization of intangible assets	—	3.8	6.0	1.5	—	11.3
Other operating expense, net	—	—	1.6	—	—	1.6

Operating (loss) income	—	(3.9)	25.0	(4.2)	—	16.9

Non-operating (expense) income:
Interest (expense) income, net	—	(18.7)	1.2	(1.5)	—	(19.0)
Equity in (loss) earnings of subsidiaries	(9.1)	24.2	1.1	—	(16.2)	—
Other expense, net	—	—	(0.2)	(2.0)	—	(2.2)

(Loss) income before income taxes and minority interest	(9.1)	1.6	27.1	(7.7)	(16.2)	(4.3)

Provision for income taxes	—	0.5	3.2	0.7	—	4.4

(Loss) income before minority interest	(9.1)	1.1	23.9	(8.4)	(16.2)	(8.7)

Minority interest	—	—	—	(0.4)	—	(0.4)

Net (loss) income	$(9.1)	$1.1	$23.9	$(8.8)	$(16.2)	$(9.1)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Six Months Ended September 30, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(9.8)	$(5.6)	$12.4	$(3.6)	$(3.2)	$(9.8)
Non-cash adjustments	—	15.3	0.2	7.0	—	22.5
Undistributed equity in loss (earnings) of subsidiaries	9.7	(12.9)	—	—	3.2	—
Changes in operating assets and liabilities	0.1	0.2	(12.5)	(5.4)	—	(17.6)

Net cash (used in) provided by operating activities	—	(3.0)	0.1	(2.0)	—	(4.9)

Investing activities
Expenditures for property, plant and equipment and intangibles	—	(2.6)	(0.9)	(2.9)	—	(6.4)
Acquisitions, net	—	(50.0)	—	(0.6)	—	(50.6)
Other investments	—	—	—	1.8	—	1.8

Net cash used in investing activities	—	(52.6)	(0.9)	(1.7)	—	(55.2)

Financing activities
Increase in borrowings	—	0.7	—	—	—	0.7
Equity contributions for AMDS acquisition	—	30.4	—	—	—	30.4

Net cash provided by financing activities	—	31.1	—	—	—	31.1

Effect of exchange rate changes on cash	—	—	—	0.5	—	0.5
Decrease in cash and cash equivalents	$—	$(24.5)	$(0.8)	$(3.2)	$—	$(28.5)

Cash and cash equivalents at beginning of year	$—	$26.7	$0.7	$25.2	$—	$52.6

Cash and cash equivalents at end of period	$—	$2.2	$(0.1)	$22.0	$—	$24.1

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Six Months Ended September 30, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(9.1)	$1.1	$23.9	$(8.8)	$(16.2)	$(9.1)
Non-cash adjustments	—	4.6	11.8	7.6	—	24.0
Undistributed equity in loss (earnings) of subsidiaries	9.1	(24.2)	(1.1)	—	16.2	—
Changes in operating assets and liabilities	—	27.0	(36.7)	9.4	—	(0.3)

Net cash provided by (used in) operating activities	—	8.5	(2.1)	8.2	—	14.6

Investing activities
Expenditures for property, plant and equipment and intangibles	—	—	(10.5)	(3.4)	—	(13.9)
Acquisitions, net	—	—	—	(10.2)	—	(10.2)
Other investments	—	—	—	0.5	—	0.5

Net cash used in investing activities	—	—	(10.5)	(13.1)	—	(23.6)

Financing activities
Principal payments on debt	—	(8.5)	—	(0.2)	—	(8.7)
Proceeds from joint venture partner	—	—	—	6.0	—	6.0

Net cash (used in) provided by financing activities	—	(8.5)	—	5.8	—	(2.7)

Effect of exchange rate changes on cash	—	—	—	(0.1)	—	(0.1)
(Decrease) increase in cash and cash equivalents	$—	$—	$(12.6)	$0.8	$—	$(11.8)

Cash and cash equivalents at beginning of year	$—	$—	$39.1	$15.8	$—	$54.9

Cash and cash equivalents at end of period	$—	$—	$26.5	$16.6	$—	$43.1

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

We operate on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. References herein to a fiscal quarter refer to the three-month period ended as of that date. The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements for the fiscal quarter and six months ended September 30, 2006 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2006 and related notes thereto included in our Annual Report on Form 10-K filed with the SEC.

Unless the context otherwise indicates or requires, the use in this Quarterly Report on Form 10-Q of the terms “we,” “us” or “our” refers to Sensus Metering Systems (Bermuda 2) Ltd. and its consolidated subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts to the nearest hundred thousand dollars.

General

We are a leading provider of advanced metering and related communications systems to the worldwide utility industry, and we and our predecessors have over a century of experience in designing and manufacturing metering products. We are the largest global manufacturer of water meters and have a substantial share of the sales of automatic meter reading (“AMR”) devices to North American water utilities. We have enhanced our meter reading systems portfolio in North America with a radio frequency fixed network advanced metering infrastructure (“AMI”) solution for our electric, gas and water utility customers. Additionally, we believe that we are a leading global developer and manufacturer of gas and heat metering systems and are an emerging participant in the North American electric metering market with iCon®, our solid-state electric meter. We are recognized throughout the metering industry for developing and manufacturing metering products with long-term accuracy and unique product features, as well as for providing comprehensive customer service for all of our products. In addition to our metering business, we believe we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die castings.

History

The Company was formed on December 17, 2003 through the acquisition of the metering systems and certain other businesses of Invensys plc. We and our predecessors have been supplying metering and related products for over a century.

Recent Acquisition

AMDS. On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Advanced Metering Data Systems, L.L.C. (“AMDS”) for $62.4 million consisting of $49.6 million in cash and 15,000 vested preference shares issued by Sensus Metering Systems (Bermuda 1) Ltd. (“Bermuda 1”) with an estimated fair value of $12.8 million. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Bermuda 1, cash on hand and utilization of the Company’s revolving credit facility. The vested preference shares are redeemable for $15.0 million at the option of the holder once certain future performance targets are achieved. On the earlier of an initial public offering, change of control or the fifth anniversary of the closing date, any vested shares that have not been redeemed for liquidation value or converted into common shares of Bermuda 1 will then become redeemable or convertible regardless of whether the performance measures are met. This purchase is expected to provide the Company with core capability to deliver comprehensive AMI technology with robust two-way offerings to the electricity market and powerful one-way solutions for the water and gas markets, which complements the Company’s existing AMR technologies.

The Company is also required to make additional future cash payments to AMDS based on a specified percentage of certain financial performance measures of the acquired business through March 2011. In addition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15.0 million if the specified performance thresholds are achieved over the relevant period. Any additional future cash consideration and the fair value of the unvested preference shares represent additional purchase price and will increase the amount of recorded goodwill when the contingencies are resolved.

Bermuda 1 is legally obligated to satisfy any future redemption requirements of the vested and unvested preference shares. Accordingly, the estimated fair value of the vested preference shares has been reflected within stockholder’s equity in the accompanying consolidated balance sheet at September 30, 2006 since it represents a capital contribution from Bermuda 1. The Company is not obligated to fulfill any future redemption requirements on behalf of Bermuda 1.

Recent Event

On October 9, 2006, the Company successfully completed labor agreement negotiations and has a new three-year labor contract with the United Automobile Workers at Sensus Precision Die Casting, Inc., one of our subsidiaries.

Other Information about Our Business

The following table presents, as of the dates indicated, additional information about our operations and business:

	Fiscal Quarter Ended
	September 30, 2006	July 1, 2006	March 31, 2006	December 31, 2005	September 30, 2005	July 2, 2005
Orders (in millions)	$162.0	$150.6	$170.5	$151.7	$153.9	$150.5
Total net sales (in millions)	$153.2	$146.6	$178.1	$146.9	$142.1	$146.8
Employees	3,831	3,835	3,859	3,880	3,914	3,372

Backlog

The Company’s total backlog at September 30, 2006 and 2005 was $61.9 million and $61.2 million, respectively. The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders.

Results of Operations

The following table provides summary results of operations of the Company for the periods presented:

(in millions)	Fiscal Quarter Ended September 30, 2006%		Fiscal Quarter Ended September 30, 2005%		Six Months Ended September 30, 2006%		Six Months Ended September 30, 2005%
Net sales	$153.2	100%	$142.1	100%	$299.8	100%	$288.9	100%
Gross profit	43.9	29%	42.3	30%	84.5	28%	86.6	30%
Selling, general and administrative expenses	27.9	18%	27.6	19%	56.7	19%	54.6	19%
Restructuring costs	1.1	1%	0.8	1%	3.0	1%	2.2	1%
Amortization of intangible assets	6.0	4%	5.6	4%	11.6	4%	11.3	4%
Other operating expense, net	0.7	—	0.8	1%	1.4	—	1.6	—

Operating income	8.2	6%	7.5	5%	11.8	4%	16.9	6%
Interest expense, net	(10.5)	(7)%	(9.9)	(7)%	(20.8)	(7)%	(19.0)	(6)%
Other non-operating income (expense), net	0.2	—	(0.2)	—	2.3	1%	(2.2)	(1)%

Loss before income taxes and minority interest	(2.1)	(1)%	(2.6)	(2)%	(6.7)	(2)%	(4.3)	(1)%
Provision for income taxes	0.9	1%	2.0	1%	2.8	1%	4.4	2%

Loss before minority interest	(3.0)	(2)%	(4.6)	(3)%	(9.5)	(3)%	(8.7)	(3)%
Minority interest	(0.2)	—	(0.3)	—	(0.3)	—	(0.4)	—

Net loss	$(3.2)	(2)%	$(4.9)	(3)%	$(9.8)	(3)%	$(9.1)	(3)%

Fiscal Quarter and Six Months Ended September 30, 2006 Compared with Fiscal Quarter and Six Months Ended September 30, 2005

Net Sales. Net sales increased $11.1 million (including a $2.3 million favorable foreign currency impact), or 8%, from $142.1 million in the fiscal quarter ended September 30, 2005 to $153.2 million in the fiscal quarter ended September 30, 2006. For the six months ended September 30, 2006, net sales increased $10.9 million (including a $2.8 million favorable foreign currency impact), or 4%, to $299.8 million from $288.9 million in the six months ended September 30, 2005. Notwithstanding the increase, we have experienced sales cycle interruptions during the fiscal quarter and six months ended September 30, 2006 related to customer consolidation, despite continued growth in the underlying markets and in AMR and AMI applications.

North American sales of water meters decreased $1.5 million, or 3%, from $56.7 million in the fiscal quarter ended September 30, 2005 to $55.2 million in the fiscal quarter ended September 30, 2006. For the six months ended September 30, 2006, North American sales of water meters decreased $7.7 million, or 7%, to $108.8 million from $116.5 million for the fiscal quarter ended September 30, 2006. This decrease is primarily the result of fewer working days in the first half of the fiscal year, the migration to new products and customer consolidation.

Gas meter sales were relatively unchanged for the fiscal quarter ended September 30, 2006 as compared to the prior year fiscal quarter, and decreased $1.5 million for the six months ended September 30, 2006, or 5%, compared to the prior year six-month fiscal period principally due to the timing of export sales and lower residential gas meter sales. Electric meter sales increased $0.7 million and $0.8 million for the fiscal quarter and six months ended September 30, 2006, respectively, as compared to the fiscal quarter and six months ended September 30, 2005, due to continued growth in sales of our iCon® electric meter products and expansion of our product line into multiphase and broader AMI applications.

The Europe/Middle East/Africa water meter market experienced an increase in sales of $6.3 million and $7.7 million for the fiscal quarter and six months ended September 30, 2006, respectively, net of foreign currency impact, as compared to the fiscal quarter and six months ended September 30, 2005. This increase is principally the result of growth in Eastern Europe and Africa, entry into new markets, increased bulk meter sales and initial market acceptance of new AMR product offerings in Germany. South American sales increased $1.0 million and $1.3 million, net of foreign currency impact, for the fiscal quarter and six months ended September 30, 2006, respectively, as compared to the fiscal quarter and six months ended September 30, 2005, due to increased domestic water meter system sales in Brazil and Chile.

Third-party sales from our precision die casting products increased $4.0 million, or 38% and $8.2 million or 38%, in the fiscal quarter and six months ended September 30, 2006, respectively, principally due to expansion into China and pass down of aluminum price increases to our customers. Excluding the pass down of aluminum price increases, sales increased 27% in the six months ended September 30, 2006 as compared to the six months ended September 30, 2005. Pipe joining and repair products sales increased $0.5 million and $1.6 million for the fiscal quarter and six months ended September 30, 2006, respectively, as compared to the fiscal quarter and six months ended September 30, 2005, as a result of increased sales volumes, new product introductions and price increases.

Our top ten customers accounted for approximately 33% of net sales in the six months ended September 30, 2006. Sales to distributors affiliated with The Home Depot, Inc. constituted approximately 13% of net sales in the six months ended September 30, 2006. No other individual customer accounted for more than 5% of net sales.

We expect that net sales will be strong for the remainder of the fiscal year, with increases over the prior fiscal year due to increased demand for AMR systems, AMI applications, new product offerings, expansion into new markets, resolution of customer consolidation issues and favorable general economic trends.

Gross Profit. Gross profit increased $1.6 million (including a $0.6 million favorable foreign currency impact), or 4%, from $42.3 million in the fiscal quarter ended September 30, 2005 to $43.9 million in the fiscal quarter ended September 30, 2006. The increase in gross profit for the current fiscal quarter is due to higher sales volumes and lower factory overhead costs, partially offset by increased material costs and higher depreciation expense as compared to the prior year fiscal quarter. For the six months ended September 30, 2006, gross profit decreased $2.1 million (including a $0.8 million favorable foreign exchange impact) to $84.5 million from $86.6 million for the six months ended September 30, 2005. The decrease in gross profit for the current six-month period is the result of improved sales volumes being more than offset by increased worldwide material prices and higher depreciation expense relating to increased investment in manufacturing infrastructure and new business ventures. In connection with the purchase method of accounting, the Company recorded an inventory write-up to estimated fair value of $0.7 million related to inventory acquired in the AMDS acquisition in the current fiscal quarter and six months ended September 30, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the fiscal quarter ended September 30, 2006 increased $0.3 million (including a $0.4 million unfavorable foreign currency impact), or 1%, to $27.9 million from $27.6 million in the fiscal quarter ended September 30, 2005. Worldwide inflation, partially offset by the benefits of restructuring in Europe, primarily accounts for the increase in the current fiscal quarter. For the six months ended September 30, 2006, SG&A expenses increased $2.1 million (including a $0.6 million unfavorable foreign currency impact) to $56.7 million from $54.6 million for the six months ended September 30, 2005. SG&A expenses increased due to our expansion into China, the AMDS acquisition and higher medical insurance charges.

Restructuring Costs. Restructuring costs increased $0.3 million and $0.8 million for the fiscal quarter and six months ended September 30, 2006, respectively. These increases are attributed to the European manufacturing restructuring initiatives and actions to rationalize our pipe joining operations.

Amortization of Intangible Assets. Amortization of intangible assets increased from $5.6 million for the fiscal quarter ended September 30, 2005 to $6.0 million for the fiscal quarter ended September 30, 2006. For the six months ended September 30, 2006, amortization of intangible assets increased to $11.6 million from $11.3 million for the six months ended September 30, 2005. This increase is due to the acquired intangible assets of AMDS. Amortization expense relates to the intangible assets recorded at the time of the acquisition of Invensys Metering Systems for non-competition agreements, customer relationships and patents and the intangible assets recorded as a result of the AMDS acquisition for developed technology.

Other Operating Expense, Net. Other operating expense, net of $0.7 million, which represents a management fee paid to The Jordan Company, L.P., for the fiscal quarter ended September 30, 2006 decreased $0.1 million compared to $0.8 million for the fiscal quarter ended September 30, 2005. For the six months ended September 30, 2006, other operating expense, net decreased $0.2 to $1.4 million from $1.6 million for the six months ended September 30, 2005. Other operating expense, net for the six months ended September 30, 2006 consists of a management fee of $1.3 million paid to The Jordan Company, L.P. and other fees and expenses of $0.1 million.

Interest Expense, Net. Interest expense, net increased $0.6 million and $1.8 million for the fiscal quarter and six months ended September 30, 2006, respectively, due to higher interest rates on our variable-rate debt for the current quarter and six months ended compared to the prior year fiscal quarter and six months ended. The higher interest rates on our variable-rate debt were partially offset by the impact of the Company’s interest rate swap agreements discussed below.

Other Non-Operating Income (Expense), Net. Other non-operating income, net of $0.2 million for the fiscal quarter ended September 30, 2006 is due to a gain on the sale of assets. Other non-operating income, net of $2.3 million for the six months ended September 30, 2006 is primarily related to the gain on the sale of our idle manufacturing facility in France of $1.7 million and net transactional foreign currency gains.

Provision for Income Taxes. Income tax expense was $0.9 million and $2.8 million for the fiscal quarter and six months ended September 30, 2006, respectively, compared to $2.0 million and $4.4 million for the fiscal quarter and six months ended September 30, 2005, respectively. The Company’s effective tax rates were the result of income taxes being incurred on the taxable income of our global operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

Minority Interest. Minority interest decreased $0.1 million for the fiscal quarter and six months ended September 30, 2006 as compared to the fiscal quarter and six months ended September 30, 2005 and is essentially attributable to our Algerian joint venture.

Net Loss. Net loss of $3.2 million for the fiscal quarter ended September 30, 2006 improved $1.7 million compared to a net loss of $4.9 million for the fiscal quarter ended September 30, 2005, primarily as a result of increased gross margins. For the six months ended September 30, 2006, net loss increased $0.7 million to $9.8 million from $9.1 million for the six months ended September 30, 2005, as a result of lower gross margins, higher SG&A expenses and increased interest expense, partially offset by other non-operating income.

Non-GAAP Measures

The discussion of EBITDA is being provided because management considers EBITDA to be an important measure of financial performance. Management believes that EBITDA provides useful information for our investors for trending, analyzing and benchmarking the performance and value of our business. Management also believes that EBITDA is useful in assessing performance because items within our consolidated statements of operations, such as depreciation, amortization and interest expense, are significantly impacted by the acquisition of Invensys Metering Systems. Internally, EBITDA is used as a financial measure to assess the performance of our business and is an important measure in our incentive compensation plans. EBITDA should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.

The following table sets forth a quantitative reconciliation of the differences between EBITDA and net loss calculated in accordance with GAAP for the fiscal quarters and six months ended September 30, 2006 and 2005 (in millions):

	Fiscal Quarter Ended September 30, 2006	Fiscal Quarter Ended September30, 2005	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005
Net loss	$(3.2)	$(4.9)	$(9.8)	$(9.1)
Depreciation and amortization	12.3	10.3	23.5	20.5
Interest expense, net	10.5	9.9	20.8	19.0
Income tax provision	0.9	2.0	2.8	4.4
Minority interest	0.2	0.3	0.3	0.4

EBITDA	$20.7	$17.6	$37.6	$35.2

EBITDA. EBITDA increased $3.1 million from $17.6 million in the fiscal quarter ended September 30, 2005 to $20.7 million in the fiscal quarter ended September 30, 2006, primarily as a result of increased gross margins (excluding depreciation expense). EBITDA increased $2.4 million from $35.2 million in the six months ended September 30, 2005 to $37.6 million in the six months ended September 30, 2006, primarily due to other non-operating income.

Liquidity and Capital Resources

During the six months ended September 30, 2006, we funded our operating, investing and capital requirements through cash on hand, borrowings under our senior credit facilities and equity contributions related to the AMDS acquisition. We generally fund operating and capital requirements from a combination of cash on hand, cash flows from operating activities and borrowings under our senior credit facilities.

Net cash flow used in operating activities for the six months ended September 30, 2006 was $(4.9) million, and net cash flow provided in operating activities for the six months ended September 30, 2005 was $14.6 million, respectively. The $19.5 million increase in net cash used in operating activities for the current six months was the result of lower operating income, increased inventory related to higher material prices and a reduction of accounts payable.

Cash expenditures for restructuring for the six months ended September 30, 2006 and 2005 were $2.9 and $3.3 million, respectively, and are reflected within cash used in operations. As of September 30, 2006, we had $6.1 million of restructuring accruals reflected on our consolidated balance sheet. Additional restructuring expenses of approximately $2.2 million are expected to be incurred in fiscal 2007 for current and new restructuring programs to rationalize our water meter product lines in Europe.

Working capital as a percentage of net sales decreased to 12% at September 30, 2006 as compared with 14% at September 30, 2005 primarily due to higher accounts payable and accruals.

Cash used for investing activities of $55.2 million for the six months ended September 30, 2006 represents payments for capital expenditures, intangibles, business acquisitions and other investments, offset by proceeds from the disposition of property, plant and equipment and business units. Capital expenditures were $6.1 million and $12.5 million for the six months ended September 30, 2006 and 2005, respectively. Capital expenditure requirements are comprised of equipment, molds and tooling for replacement and expenditures for cost reduction, maintenance, safety and expansion. For the full fiscal year 2007, we expect to make capital expenditures of approximately $20.8 million reflecting our continuing emphasis on a growth-oriented capital expenditures program. Business acquisition expenditures of $50.6 million for the six months ended September 30, 2006 were attributable to $0.6 million as a final payment for the Rongtai acquisition completed in September 2006, $0.4 million for progress payments for the net assets of DuPenn Inc., which was consummated in fiscal 2006, and $49.6 million attributable to the AMDS acquisition in July 2006. Proceeds from sale of assets of $1.8 million is primarily from the sale of our idle manufacturing facility in France.

Cash provided by financing activities represents an increase in indebtedness under the Company’s U.S. revolving credit facility of $0.7 million and equity contributions of $30.4 million in cash from Bermuda 1 related to the AMDS acquisition.

As a result of the acquisition of Invensys Metering Systems, we incurred substantial third-party indebtedness. Our senior credit facilities provide for senior secured financing of $276.2 million, consisting of (a) two term loan facilities in an aggregate amount of $206.2 million, including a $182.0 million U.S. term loan facility and a $24.2 million European term loan facility, and (b) two revolving credit facilities in an aggregate amount of $70.0 million, under which $40.0 million is available in the form of U.S. dollar-denominated loans and $30.0 million is available in the form of U.S. dollar-denominated loans or in the form of euro- or U.K. sterling-denominated loans. The term loan facilities mature on December 17, 2010. Borrowing costs under the term loan facility are based on variable rates tied to the London Interbank Offered Rate (“LIBOR”) plus a 2% margin, or the greater of the Prime Rate and the Federal Funds Effective Rate (“Alternate Base Rate”) plus a 1% margin. Up to $30.0 million of the revolving credit facilities is available in the form of letters of credit, and amounts repaid under the revolving credit facilities may be re-borrowed (subject to satisfaction of the applicable borrowing conditions) at any time prior to the maturity of the revolving credit facilities.

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

At any time prior to December 15, 2008, we may redeem all, but not less than all, of the senior subordinated notes at our option at a redemption price equal to 100% of the principal amount of the senior subordinated notes, plus a redemption premium and accrued and unpaid interest. On or after December 15, 2008, we may redeem the senior subordinated notes at the redemption prices indicated below (expressed as a percentage of the principal amount) plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on December 15 of each of the years indicated below:

Period	Redemption Price
2008	104.313%
2009	102.875%
2010	101.438%
2011 and thereafter	100.000%

Also, prior to December 15, 2006, we may redeem up to 35% of the aggregate principal amount of the senior subordinated notes at a redemption price of 108.625% of the principal amount thereof, plus accrued and unpaid interest, from the proceeds of one or more equity offerings. The senior subordinated notes are also redeemable at the option of the holders of such notes at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, in the event of certain change of control events related to us.

The indenture governing the senior subordinated notes contains certain covenants that limit, among other things, our ability to: (a) incur additional indebtedness (including by way of guarantee), subject to certain exceptions, unless we meet a consolidated coverage ratio of 2.0 to 1.0 or certain other conditions apply; (b) pay dividends or distributions, or make certain types of investments or other restricted payments, unless we meet certain specified conditions; (c) create any encumbrance or restriction on our subsidiary guarantors’ ability to pay dividends or distributions, repay loans, make loans or advances or transfer any property or assets to us; (d) dispose of certain assets and capital stock of our subsidiary guarantors; (e) enter into certain transactions with affiliates; (f) engage in new lines of business; and (g) consummate certain mergers and consolidations.

As of September 30, 2006, we had $486.4 million of total indebtedness outstanding, consisting of $275.0 million under the senior secured facility, $182.0 million under the U.S. term loan facility, $24.2 million under the European term loan facility, $4.8 million in short-term borrowings (comprising $4.1 million assumed in the Rongtai acquisition and $0.7 million under the U. S. revolving credit facility) and a $0.4 million variable-rate, long-term loan from the Rongtai joint venture partner. Interest expense, net, including amortization of deferred financing costs, was $10.5 million and $20.8 million for the fiscal quarter and six months ended September 30, 2006, respectively. There are no principal payments due on the term loan facilities until March 2007. In addition to the $0.7 million short-term borrowings outstanding under the revolving credit facility at September 30, 2006, an additional $5.1 million of the facility was utilized in connection with outstanding letters of credit. We were in compliance with all credit facility covenants at September 30, 2006.

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

In conjunction with the AMDS acquisition, the Company is legally obligated to satisfy any additional future cash payments to AMDS based on a specified percentage of certain financial performance measures of the acquired business through March 2011. We believe that expected cash flows from operations will provide sufficient funds to fulfill this obligation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. We are exposed to various market risk factors such as changes in foreign currency rates and fluctuating interest rates.

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of September 30, 2006, assets of foreign subsidiaries constituted approximately 34% of total assets. Foreign currency exchange rate exposure is most significant with respect to our European and South American operations. For the fiscal quarter and six months ended September 30, 2006, net sales were positively impacted by the valuation of foreign currencies, primarily the euro, versus the U.S. dollar by approximately $2.3 million and $2.8 million, respectively. In periods of a strengthening U.S. dollar, however, our results of operations could experience a negative currency translation impact.

Currency transaction exposure. Currency transaction exposure arises when a business or company has transactions denominated in foreign currencies. We have entered into forward contracts that are denominated in foreign currencies, principally euros and Slovakian korunas, to offset the remeasurement impact of currency rate changes on intercompany receivables and payables. These contracts are used to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into derivative instrument transactions for trading or speculative purposes. The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. Holding all other variables constant, a change in the contracted forward rates of 1% on our forward contracts denominated in the present foreign currencies would result in a gain or loss of $0.1 million, which we believe would offset the impact of currency gains and losses related to certain receivables and payables. We expect to continue to utilize forward contracts to manage foreign currency exchange risks in the future.

Interest rate risk. We have a significant amount of debt, with a large portion being at variable rates. The Company’s total indebtedness as of September 30, 2006 was $486.4 million, of which $206.6 million (including the $0.4 million long-term loan from the Rongtai joint venture partner) bears interest at variable rates. As of September 30, 2006, substantially all of our variable-rate borrowings were under the senior credit facilities and were at the adjusted LIBOR plus 2.0%. At September 30, 2006, the weighted average interest rate on our variable-rate term debt was approximately 7.3% (consisting of approximately 5.3% LIBOR plus 2.0%). Holding all other variables constant, a change in the interest rate of 1% on our variable-rate debt would impact annual interest costs by $1.1 million, after giving effect to the interest rate swaps discussed below.

On December 9, 2005 and March 24, 2006, the Company entered into interest rate swap agreements, each with a notional amount of $50.0 million, to hedge exposure to variable interest rates. The purpose of the swaps, designated as a cash flow hedge, is to effectively hedge the Company’s interest payments on a portion of its variable-rate debt. Under the terms of the swap agreements, which are effective January 20, 2006 and August 22, 2006 and terminate on September 30, 2010 and June 30, 2010, respectively, the Company receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at a fixed rate of 4.927% and 5.121%, respectively. Changes in the Company’s cash flows attributable to the risk being hedged are expected to be completely offset by the hedging derivatives, and therefore changes in the fair value of the swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness of the swaps is required to be recognized in earnings. Other comprehensive loss of $1.2 million (net of tax of $0.7 million) and $0.4 million (net of tax of $0.3 million), recorded for the quarter and six months ended September 30, 2006, respectively, reflects the decrease in fair value of the interest rate swaps due to changes in interest rates since the trade dates. We expect to continue to utilize interest rate swap agreements to manage interest rate risk in the future.

Item 4. Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 15d-15 under the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. We did not effect any change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

We are, from time to time, party to legal proceedings arising out of the operations of our business. We believe that an adverse outcome of our existing legal proceedings, including the proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, would not have a material adverse impact on our business, financial condition or results of operations. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements could result in liabilities that have a material adverse impact on our business, financial condition or results of operations.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, which was filed with the SEC on June 15, 2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

ITEM 3. Defaults Upon Senior Securities

(a) None.

(b) None.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fiscal quarter ended September 30, 2006.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

Date: October 30, 2006	By:	/s/ DANIEL W. HARNESS
Daniel W. Harness
Chief Executive Officer and President

Date: October 30, 2006	By:	/s/ PETER MAINZ
Peter Mainz
Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2006	By:	/s/ THOMAS D’ORAZIO
Thomas D’Orazio
Vice President, Finance
(Principal Accounting Officer)

SENSUS METERING SYSTEMS INC.

Date: October 30, 2006	By:	/s/ DANIEL W. HARNESS
Daniel W. Harness
Chief Executive Officer and President

Date: October 30, 2006	By:	/s/ PETER MAINZ
Peter Mainz
Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2006	By:	/s/ THOMAS D’ORAZIO
Thomas D’Orazio
Vice President, Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.