Form 10-Q
period 2007-12-29
SENSUS METERING SYSTEMS INC; SENSUS METERING SYSTEMS BERMUDA 2 LTD
filed 2008-02-04
CIK 1281223, 1281226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of February 4, 2008, Sensus Metering Systems (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus Metering Systems (Bermuda 1) Ltd., and Sensus Metering Systems Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus Metering Systems (Bermuda 2) Ltd.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	December 29, 2007	March 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33.2	$34.9
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.4 and $1.8 at December 29, 2007 and March 31, 2007, respectively	87.8	98.3
Other	2.3	1.4
Inventories, net	77.9	63.6
Prepayments and other current assets	15.4	11.5
Deferred income taxes	6.4	6.4

Total current assets	223.0	216.1
Property, plant and equipment, net	135.8	134.3
Intangible assets, net	205.5	220.9
Goodwill	373.0	370.2
Deferred income taxes	9.5	9.2
Other long-term assets	32.8	22.5

Total assets	$979.6	$973.2

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$59.1	$64.1
Accruals and other current liabilities	60.1	61.4
Current portion of long-term debt	0.5	—
Short-term borrowings	19.4	3.9
Income taxes payable	—	1.3
Restructuring accruals	2.0	3.7

Total current liabilities	141.1	134.4
Long-term debt, less current portion	458.2	471.6
Pensions	51.8	46.5
Deferred income taxes	72.8	73.2
Other long-term liabilities	28.1	12.9
Minority interest	9.8	8.1

Total liabilities	761.8	746.7

Commitments and Contingencies (Note 12)
STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	243.2	243.2
Accumulated deficit	(29.2)	(18.1)
Accumulated other comprehensive income	3.8	1.4

Total stockholder’s equity	217.8	226.5

Total liabilities and stockholder’s equity	$979.6	$973.2

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Fiscal Quarter Ended December 29, 2007	Fiscal Quarter Ended December 30, 2006	Nine Months Ended December 29, 2007	Nine Months Ended December 30, 2006
NET SALES	$162.2	$144.7	$509.4	$444.5

COST OF SALES	121.0	106.4	378.2	321.7

GROSS PROFIT	41.2	38.3	131.2	122.8

OPERATING EXPENSES:
Selling, general and administrative expenses	31.1	26.9	89.8	83.6
Restructuring costs	1.0	1.8	2.5	4.8
Amortization of intangible assets	5.2	6.1	16.2	17.7
Other operating expense, net	0.6	0.7	1.5	2.1

OPERATING INCOME	3.3	2.8	21.2	14.6

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(10.3)	(10.6)	(31.4)	(31.4)
Other (expense) income, net	(0.7)	(0.2)	(1.3)	1.9

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(7.7)	(8.0)	(11.5)	(14.9)

(BENEFIT) PROVISION FOR INCOME TAXES	(2.9)	(0.9)	(3.4)	1.8

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(4.8)	(7.1)	(8.1)	(16.7)

MINORITY INTEREST	(0.2)	—	(1.4)	(0.3)

LOSS FROM CONTINUING OPERATIONS	(5.0)	(7.1)	(9.5)	(17.0)

GAIN FROM DISCONTINUED OPERATIONS	—	—	—	0.1

NET LOSS	$(5.0)	$(7.1)	$(9.5)	$(16.9)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended December 29, 2007	Nine Months Ended December 30, 2006
OPERATING ACTIVITIES:
Net loss	$(9.5)	$(16.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	18.9	18.3
Amortization of intangible assets	16.2	17.7
Amortization of software development costs	0.5	—
Amortization of deferred financing costs	2.1	1.9
Net loss (gain) on sale of assets	0.1	(1.7)
Non-cash restructuring charges	—	0.5
Net loss (gain) on foreign currency transactions	0.1	(1.7)
Minority interest	1.4	0.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	14.0	21.8
Inventories	(12.0)	(18.0)
Other current assets	1.6	1.5
Other long-term assets	(7.3)	(1.7)
Accounts payable, accruals and other current liabilities	(12.9)	(32.3)
Income taxes payable	(7.2)	(3.7)
Pensions	0.9	0.6
Other long-term liabilities	10.1	0.2

Net cash provided by (used in) operating activities	17.0	(13.2)

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(15.0)	(9.8)
Purchases of intangible assets	(0.3)	(0.5)
Software development costs	(3.8)	—
AMDS acquisition	(2.8)	(50.5)
Rongtai acquisition	—	(0.6)
DuPenn acquisition	—	(0.4)
Proceeds from sale of assets	—	1.8

Net cash used in investing activities	(21.9)	(60.0)

FINANCING ACTIVITIES:
Principal payments on debt	(13.0)	(0.2)
Debt issuance costs	—	(0.6)
Increase in short-term borrowings	15.2	12.0
Equity contributions for AMDS acquisition	—	30.4

Net cash provided by financing activities	2.2	41.6
Effect of exchange rate changes on cash	1.0	0.8

DECREASE IN CASH AND CASH EQUIVALENTS	(1.7)	(30.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$34.9	$52.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33.2	$21.8

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid during the period for:
Interest	$35.4	$35.8

Income taxes, net of refunds	$3.8	$5.4

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended December 30, 2006, in conjunction with the acquisition of Advanced Metering Data Systems, L.L.C. (“AMDS”), Sensus Metering Systems (Bermuda 1) Ltd. issued 15,000 vested preference shares to AMDS with an estimated fair value of $12.8 million (Note 2).

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

The Company was formed on December 18, 2003 through the acquisition of the metering systems and certain other businesses of Invensys plc (“Invensys”). Prior to the acquisition, the Company had no active business operations. The metering systems businesses operated by Invensys prior to the acquisition are referred to herein as “Invensys Metering Systems.” The acquisition was financed through a combination of borrowings under a $230.0 million term loan facility that is part of the Company’s senior credit facilities, the issuance of $275.0 million of 8 5/8% senior subordinated notes due 2013 (“the Notes”) and equity contributions from Bermuda 1.

Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of the unaudited consolidated financial statements have been included, and the unaudited consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2007 and related notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC.

The accompanying consolidated financial statements present results of the Company for the fiscal quarters and nine months ended December 29, 2007 and December 30, 2006. The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

Revenue Recognition

The Company recognizes revenue in accordance with the following generally accepted accounting principles:

•	SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”)

•	AICPA Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”)

Under SAB 104, revenues are recognized when a) persuasive evidence of an arrangement exists, b) delivery has occurred or services have been rendered, c) the sales price is fixed or determinable and d) collectibility is

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reasonably assured. The Company has certain sales rebate programs with some customers that periodically require rebate payments. The Company estimates amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns and allowances. These estimates are based upon the Company’s historical experience. The Company records an allowance for sales returns based on the historical relationship between shipments and returns. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

The Company has historically entered into and will continue to execute AMR contracts. With its AMDS acquisition, the Company began to deploy its new advanced, fixed network AMI technology under long-term contracts, generally up to 20 years. These contracts contain multiple elements, including hardware, software, project management and installation services as well as ongoing customer support. Such arrangements are subject to the four revenue recognition criteria identified above, as well as to the guidance in SOP 97-2. Among other things, this guidance requires the allocation of aggregate contract value to each of the respective elements based on vendor-specific objective evidence (“VSOE”) of fair value and establishes the timing of revenue recognition for each of those elements. VSOE of fair value is the price at which an element of a multiple-element contract could be sold on a stand-alone basis. It is on this basis of VSOE of fair value that the aggregate contract value is allocated to each of the elements in the contract.

The Company, at present, is unable to establish VSOE of fair value for the undelivered customer support element of the long-term contracts it has with its electric and gas utility customers, as there is not sufficient history of stand-alone customer support sales for the new AMI technology. As a result, the Company is recognizing revenue on all elements of its long-term electric and gas contracts, in accordance with SOP 97-2, ratably over the life of the contract, generally 10 to 20 years .

The Company has established VSOE of fair value for each of the elements of the contracts it has with its water utility customers. These contracts are also subject to the provisions of SOP 97-2 and contain multiple elements similar to the electric and gas contracts. The total contract value is allocated based on the respective VSOE of fair value of each of the elements. Revenues are recognized when all revenue recognition criteria are met. Generally, for meters and related hardware and software, such recognition occurs at the time of deployment. For customer support, revenue is recognized ratably over the life of the contract, generally 12 to 24 months.

Deferred Revenue and Deferred Costs

Deferred revenue and associated incremental direct costs result from transactions whereby the Company has shipped product or performed services for which all revenue recognition criteria have not yet been met. Deferred incremental direct costs are included in prepayments and other current assets and other long-term assets, and deferred revenue is included in accruals and other liabilities and other long-term liabilities in the accompanying consolidated balance sheet.

Reclassifications

Certain prior year financial statement captions have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”), to provide enhanced guidance when using fair value to measure assets

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. FAS 157 is effective for the Company beginning in fiscal 2009. At its November 14, 2007 meeting, the FASB proposed to defer the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The proposed deferral would be effective for the Company beginning in fiscal 2010. The Company is currently evaluating the impact FAS 157 will have on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company will adopt FAS 158 related to the funded status in the current fiscal year at March 31, 2008. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. In the fiscal year ending March 31, 2009, the Company will adopt this change related to the measurement date. FAS 158 allows employers to choose one of two transition methods to adopt the measurement date requirement, and both methods would result in immediate adjustments to the statement of financial position. The Company does not anticipate that the adoption of FAS 158 will have a material impact on its financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. FAS 159 is effective for the Company beginning in fiscal 2009. The Company is currently assessing the impact of FAS 159 on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest and the goodwill acquired in the business combination at the acquisition date. FAS 141R also establishes principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for the Company beginning in fiscal 2010. The Company expects FAS 141R to have an impact on the accounting for any future business acquisitions as of the effective date.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 requires a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for the Company beginning in fiscal 2010. The Company is currently assessing the impact of FAS 160 on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

2. Acquisition

On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $62.5 million consisting of $49.7 million in cash and 15,000 vested preference shares issued by Bermuda 1 with an estimated fair value of $12.8 million. The Company has finalized the purchase price allocation attributable to the AMDS acquisition, subject to the payment of any additional future consideration to AMDS discussed below.

The Company is also required to make additional future cash payments to AMDS based on a specified percentage of certain financial performance measures of the acquired business through March 2011. As of December 29, 2007, the Company has accrued $3.7 million related to the performance of the acquired business, net of $0.9 million paid in accordance with the purchase agreement.

In addition, on the date of acquisition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15.0 million if the specified performance thresholds are achieved over the relevant period. As of December 29, 2007, none of these preference shares has become vested.

In accordance with FASB Emerging Issues Task Force Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the cumulative accrued amounts to be paid in cash, any additional future cash consideration and the fair value of the unvested preference shares represent additional purchase price and will increase the amount of recorded goodwill when the contingencies are resolved. The transaction was accounted for in accordance with FASB Statement No. 141, Business Combinations, and the operating results have been included in the Company’s consolidated financial statements from the date of acquisition.

Bermuda 1 is legally obligated to satisfy any future redemption requirements of the vested and unvested preference shares; the Company is not obligated to fulfill any future redemption requirements on behalf of Bermuda 1. Accordingly, the estimated fair value of the vested preference shares has been reflected within stockholder’s equity in the accompanying consolidated balance sheet at December 29, 2007 since it represents a capital contribution from Bermuda 1.

3. Goodwill and Identifiable Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements, developed technology and customer and distributor relationships. Goodwill represents the excess of the purchase price paid by the Company for Invensys Metering Systems, NexusData, Inc. (“Nexus”) and AMDS over the fair value of the respective net

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets acquired. The purchase price allocation for these acquisitions resulted in $373.0 million of goodwill being recorded as of December 29, 2007. The goodwill is attributed to the value placed on the Company being an industry leader with market-leading positions in the North American and European water metering markets, the North American clamps and couplings and precision die casting markets and the synergies resulting from the Nexus and AMDS acquisitions. The Company is also a market leader in the North American gas metering market, the European heat metering market and the North American water AMI market. The Company has achieved these leadership positions by developing and manufacturing innovative products. In addition, future expansion of AMI technology provides a significant opportunity for the Company. Patents, trademarks, developed technology, customer and distributor relationships and non-competition agreements are stated at fair value on the date of acquisition as determined by an independent valuation firm.

Intangible assets are summarized as follows (in millions):

	December 29, 2007		March 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$373.0	$—	$370.2	$—
Tradenames (indefinite lived)	27.3	—	27.3	—
Pension	2.5	—	2.5	—
Other	0.3	—	0.3	—

	403.1	—	400.3	—
Intangible assets subject to amortization:
Distributor and marketing relationships	192.3	(45.2)	191.4	(36.5)
Developed technology	26.0	(3.2)	26.0	(1.6)
Non-competition agreements	30.5	(30.3)	30.5	(24.8)
Patents	16.0	(10.7)	15.6	(9.8)

	264.8	(89.4)	263.5	(72.7)

Total intangible assets	$667.9	$(89.4)	$663.8	$(72.7)

4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost is determined based on standard cost with appropriate adjustments to approximate FIFO cost. Market is determined on the basis of estimated realizable values.

Inventories consist of the following (in millions):

	December 29, 2007	March 31, 2007
Raw materials, parts and supplies	$38.5	$35.3
Work in process	14.4	13.6
Finished goods	28.0	17.0
Allowance for shrink and obsolescence	(3.0)	(2.3)

Inventories, net	$77.9	$63.6

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Financial Instruments

The Company utilizes derivative instruments, specifically forward contracts and interest rate swap agreements, to manage its exposure to market risks such as foreign currency exchange and interest rate risks. The Company records derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value.

As of December 29, 2007, the Company had various foreign currency forward contracts outstanding to purchase approximately $10.8 million, net by selling approximately BRL 1.8 million, SKK 196.6 million and EUR 0.7 million, net. The outstanding contracts have expiration dates ranging from February 15, 2008 through May 19, 2008. These contracts are arranged to manage the exposure to foreign currency risks related primarily to certain intercompany receivable and payable balances denominated in those currencies and substantially offset exchange losses and gains on underlying exposures. Gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other non-operating income (expense) in the Company’s consolidated statements of operations. The Company does not utilize hedge accounting treatment for its forward contracts. The Company recorded a net loss of $0.5 million and $0.8 million on the forward contracts for the fiscal quarter and nine months ended December 29, 2007, respectively, which includes a $1.4 million and $1.3 million realized loss in those respective periods upon settlement of certain contracts. For the fiscal quarter and nine months ended December 30, 2006, the Company recorded a net loss of $1.1 million and $1.6 million, respectively, on the forward contracts, which includes a $1.2 million and $1.5 million realized loss in those respective periods.

The Company utilizes interest rate swap agreements to mitigate its exposure to fluctuations in interest rates on variable-rate debt. The Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month London Interbank Offered Rate (“LIBOR”) and makes periodic payments at specified fixed rates. The following table describes the terms of the Company’s interest rate swap agreements:

Trade Dates	Effective Dates	Maturity Dates	Notional Amounts (in millions)	Pay Fixed Rates	Receive Three-Month LIBOR as of December 29, 2007
December 9, 2005	January 20, 2006	September 30, 2010	$50.0	4.927%	5.180%
March 24, 2006	August 22, 2006	June 30, 2010	50.0	5.121%	5.000%
November 21, 2007	November 27, 2007	November 27, 2009	20.0	4.034%	5.040%

Total			$120.0

These interest rate swaps have been designated as cash flow hedges, and changes in the Company’s cash flows attributable to the risk being hedged are expected to be offset by the hedging derivatives. To the extent the swaps provide an effective hedge, changes in the fair value of the interest rate swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness related to the interest rate swaps will be recorded through earnings. Other comprehensive loss of $1.1 million (net of tax of $0.7 million) and $1.4 million (net of tax of $1.0 million) for the fiscal quarter and nine months ended December 29, 2007, respectively, reflects the decrease in fair value of the interest rate swaps due to fluctuations in market interest rates during those periods. Other comprehensive income of $0.1 million (net of tax of $0.1 million) and other comprehensive loss of $0.3 million (net of tax of $0.3 million) for the fiscal quarter and nine months ended December 30, 2006, respectively, relate to these swaps.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Restructuring Costs

The following reflects activity associated with costs related to the Company’s restructuring initiatives (in millions):

	Fiscal Quarter Ended December 29, 2007	Fiscal Quarter Ended December 30, 2006	Nine Months Ended December 29, 2007	Nine Months Ended December 30, 2006
Employee severance and exit costs:
Accrued	$0.6	$0.8	$1.5	$3.5
Expensed as incurred	0.4	0.5	1.0	0.8
Impairment of long-lived assets	—	0.3	—	0.3
Inventory write-down	—	0.2	—	0.2

Total	$1.0	$1.8	$2.5	$4.8

For the fiscal quarter and nine months ended December 29, 2007, the Company incurred $1.0 million and $2.5 million, respectively, of restructuring costs related to activities to rationalize its water meter product lines in Europe. Additional restructuring costs of approximately $4.0 million are expected to be incurred in fiscal 2008 as current restructuring programs are completed and new initiatives are undertaken. These and other planned activities affect both direct and indirect personnel and will result in a net headcount reduction of approximately 35 employees primarily in the Company’s German meter production facilities through the end of fiscal 2008.

Restructuring accruals are summarized as follows (in millions):

	Fiscal Quarter Ended December 29, 2007	Fiscal Quarter Ended December 30, 2006	Nine Months Ended December 29, 2007	Nine Months Ended December 30, 2006
Balance at beginning of period	$5.2	$6.1	$6.5	$5.7
Cash payments	(0.9)	(1.7)	(3.3)	(4.3)
Write-off of accrued inventory charges	—	—	(0.1)	—
Accrual of new committed/announced programs	0.6	0.8	1.5	3.5
Foreign currency translation adjustment	0.1	0.2	0.4	0.5

Balance at end of period	$5.0	$5.4	$5.0	$5.4

Current portion	$2.0	$2.4	$2.0	$2.4
Non-current portion	3.0	3.0	3.0	3.0

Total	$5.0	$5.4	$5.0	$5.4

Restructuring accruals are reflected within current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. As of December 29, 2007, restricted cash of $2.6 million to fund the Company’s early retirement contracts for certain of its German employees comprised $1.9 million classified as other long-term assets and $0.7 million classified as prepayments and other current assets in the accompanying consolidated balance sheet.

7. Warranty Obligations

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Warranty reserves are reflected within accruals and other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

The following represents a reconciliation of the changes in product warranty reserves (in millions):

	Fiscal Quarter Ended December 29, 2007	Fiscal Quarter Ended December 30, 2006	Nine Months Ended December 29, 2007	Nine Months Ended December 30, 2006
Balance at beginning of period	$9.3	$7.6	$8.8	$7.8
Warranties accrued	2.2	1.2	6.3	3.3
Settlements made	(2.2)	(1.0)	(5.9)	(3.4)
Foreign currency translation adjustment	0.1	0.1	0.2	0.2

Balance at end of period	$9.4	$7.9	$9.4	$7.9

Current portion	$6.4	$4.4	$6.4	$4.4
Non-current portion	3.0	3.5	3.0	3.5

Total	$9.4	$7.9	$9.4	$7.9

8. Retirement Benefits

The Company has defined benefit plans in Germany and the United States. Pension benefits in Germany for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The U.S. defined benefit plan consists of only unionized hourly employees. The Company’s policy is to fund its pension obligations in conformity with the funding requirements of the laws and governmental regulations applicable in the respective country.

Net periodic benefit cost for the German pension plan consists of the following (in millions):

	Fiscal Quarter Ended December 29, 2007	Fiscal Quarter Ended December 30, 2006	Nine Months Ended December 29, 2007	Nine Months Ended December 30, 2006
Service cost	$0.2	$0.3	$0.6	$0.8
Interest cost	0.6	0.5	1.7	1.5
Amortization of prior service cost	0.1	—	0.3	0.1
Recognized net actuarial loss	—	0.1	—	0.2

Net periodic benefit cost	$0.9	$0.9	$2.6	$2.6

Net periodic benefit cost for the U.S. pension plan consists of the following (in millions):

	Fiscal Quarter Ended December 29, 2007	Fiscal Quarter Ended December 30, 2006	Nine Months Ended December 29, 2007	Nine Months Ended December 30, 2006
Service cost	$0.3	$0.3	$0.8	$0.8
Interest cost	0.1	—	0.2	—
Expected return on plan assets	(0.1)	—	(0.2)	—

Net periodic benefit cost	$0.3	$0.3	$0.8	$0.8

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects to continue to make contributions sufficient to fund benefits paid under its U.S. pension plan. The Company contributed approximately $0.8 million in the first nine months of fiscal 2008 to its U.S. plan and expects to contribute approximately $0.2 million during the fourth fiscal quarter.

9. Business Segment Information

Reporting Segments. The Company has two principal product groups: metering systems products and support products. Metering systems products include four principal metering product categories: water, gas, heat and electricity, and AMR and/or AMI communications systems. Support products include pipe joining and repair products and die casting products. The two product groups, plus corporate operations, are organized into two reporting segments: Metering and Related Communication Systems and All Other.

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

Corporate operating expenses, interest expense, amortization of intangible assets and deferred financing costs, and management fees are not allocated to the product lines and are included in the All Other operating segment.

Reporting Segment Products

Reporting Segment	Major Products
Metering and Related Communication Systems	Commercial and residential water, gas, electric and heat meters and AMR and AMI systems used by utilities. AMR systems include handheld and mobile radio-frequency reading systems. All meter reading system solutions include installation services and ongoing systems support.

All Other	Pipe joining, tapping and repair products consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps, which are used by utilities in pipe joining and pipe repair applications. Die casting products consist of high quality thin-wall, low porosity aluminum die castings, generally targeting the automotive industry and gas utility markets.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides revenue, operating income and pre-tax loss from continuing operations before minority interest for each segment (in millions):

	Fiscal Quarter Ended		Nine Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Segment revenues
Metering and related communication systems	$133.1	$116.4	$421.0	$353.7
All other	33.0	29.6	100.8	100.5
Eliminations of inter-segment sales	(3.9)	(1.3)	(12.4)	(9.7)

Total	$162.2	$144.7	$509.4	$444.5

Operating income
Metering and related communication systems	$4.3	$2.5	$22.1	$13.8
All other	(1.0)	0.3	(0.9)	0.8

Total	$3.3	$2.8	$21.2	$14.6

Loss from continuing operations before income taxes and minority interest
Metering and related communication systems	$3.7	$2.1	$20.6	$14.6
All other	(11.4)	(10.1)	(32.1)	(29.5)

Total	$(7.7)	$(8.0)	$(11.5)	$(14.9)

Geographic Information. Net sales to third parties and long-lived assets, which include property, plant and equipment (net), intangible assets (net) and goodwill, by geographic region are as follows (in millions):

	Net Sales		Long-Lived Assets
	Nine Months Ended December 29, 2007	Nine Months Ended December 30, 2006	December 29, 2007	March 31, 2007
North America	$321.6	$293.3	$577.4	$593.8
Europe, Middle East, Africa	151.9	128.7	110.7	108.9
South America	15.0	11.0	2.0	1.5
Asia	20.9	11.5	24.2	21.2

Total	$509.4	$444.5	$714.3	$725.4

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Comprehensive Loss

Comprehensive loss consists of the following (in millions):

	Fiscal Quarter Ended December 29, 2007	Fiscal Quarter Ended December 30, 2006	Nine Months Ended December 29, 2007	Nine Months Ended December 30, 2006
Net loss	$(5.0)	$(7.1)	$(9.5)	$(16.9)
Other comprehensive income (loss):
Foreign currency translation adjustment	1.5	0.6	3.8	0.9
Unrealized (loss) gain on interest rate swaps, net of tax	(1.1)	0.1	(1.4)	(0.3)

Comprehensive loss	$(4.6)	$(6.4)	$(7.1)	$(16.3)

11. Income Taxes

Income tax benefit of $2.9 million and $3.4 million, respectively, for the fiscal quarter and nine months ended December 29, 2007 reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate. Previously, the Company’s tax provision was the result of income taxes being recorded ratably based on the forecasted income of the Company’s operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted the provisions of FIN 48 on April 1, 2007 and accordingly recognized a $1.6 million increase in the liability for unrecognized tax benefits through a cumulative-effect adjustment to retained earnings, which increased the accumulated deficit at April 1, 2007.

The Company had $2.7 million of unrecognized tax benefits as of December 29, 2007, including interest and penalties, $2.6 million of which is reflected in other long-term liabilities on the accompanying consolidated balance sheet and would impact the Company’s effective tax rate if recognized in a future period. As of March 31, 2007, the Company had tax net operating loss carryforwards of $73.6 million from non-U.S. and U.S. jurisdictions. These losses have a valuation allowance of $69.2 million since utilization is uncertain.

At April 1, 2007, the Company accrued $0.9 million in other long-term liabilities for interest and penalties related to unrecognized tax benefits in income tax expense. An additional $0.1 million of interest and penalties was recorded in income tax expense during each of the first three quarters of fiscal 2008, resulting in $1.2 million of other long-term liabilities at December 29, 2007.

During this fiscal quarter, the Company recorded a net benefit of $0.6 for unrecognized tax benefits. The net benefit reflects the expiration of the statute of limitations on a previously recognized tax liability, revised interest and penalty calculations, partially offset by the recognition of tax liabilities for tax credits generated and used. The Company does not expect there to be any other material changes in the amount of unrecognized tax benefits within the next 12 months.

As of April 1, 2007, the Company is subject to U.S. federal, state, and local income tax examination for years ending March 31, 2004 through 2006. The Company is also subject to non-U.S. income tax examinations

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the same period. Presently, the Company is under audit in one foreign jurisdiction. The Company is also currently under audit of its U.S. Consolidated Federal Income Tax Return for the year ending March 31, 2005. As of the reporting date, there has been no indication of adjustments, if any, that may be proposed by the Internal Revenue Service.

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

The Company, as well as many other third parties, has been named as a defendant in several lawsuits filed related to illnesses from exposure to asbestos or asbestos-containing products. The complaints fail to specify which plaintiffs allegedly were involved with the Company’s products, and because the cases are in initial stages, it is uncertain whether any plaintiffs have asbestos-related illnesses or dealt with the Company’s products, much less whether any plaintiffs were exposed to an asbestos-containing component part of the Company’s product or whether such part could have been a substantial contributing factor to the alleged illness. Although we are entitled to indemnification for legal and indemnity costs for asbestos claims related to these products from certain subsidiaries of Invensys, under the stock purchase agreement pursuant to which we acquired Invensys Metering Systems, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with the acquisition of Invensys Metering Systems. The Company is unable to estimate the amount of its exposure, if any, related to these claims at this time. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s net earnings or financial position.

The Company entered into contracts that contain product warranties that could require performance under certain conditions. The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At December 29, 2007, the Company had $8.1 million of letters of credit outstanding with expiration dates ranging from one month to 12 months.

13. Debt

The Company’s total indebtedness outstanding consists of the following (in millions):

	December 29, 2007	March 31, 2007
Current portion of U.S. term loan facility	$0.5	$—
U.S. revolving credit facility (short term)	13.9	—
Short-term borrowings—Rongtai	5.5	3.9

Total current portion of long-term debt and short-term borrowings	19.9	3.9
Long-term loan from Rongtai joint venture partner	0.5	0.4
U.S. term loan facility	171.5	177.0
European term loan facility	11.2	19.2
Senior subordinated notes	275.0	275.0

Total long-term debt	458.2	471.6

Total debt	$478.1	$475.5

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Discontinued Operations

On September 30, 2004, the Company sold its 51% interest in Measurement Solutions International LLC, a full service meter asset management organization based in Paulsboro, New Jersey, for $0.5 million. The sale was also effected as part of the Company’s strategy to focus on its core business within the metering systems segment. The final installment of the purchase consideration of $0.2 million in cash received in September 2006 was recorded as a gain of $0.1 million on disposition of discontinued operations, net of tax of $0.1 million, for the nine months ended December 30, 2006.

15. Guarantor Subsidiaries

The following tables present the condensed consolidating balance sheets at December 29, 2007 (unaudited) and March 31, 2007 and unaudited statements of operations and cash flows for the fiscal quarters and nine months ended December 29, 2007 and December 30, 2006, as applicable, for a) Bermuda 2 (referred to as Parent), b) Sensus Metering Systems Inc. (“SMS Inc.”), the issuer of the Notes (referred to as Issuer), c) on a combined basis, the subsidiaries of Bermuda 2 that are guaranteeing the Notes (referred to as Guarantor Subsidiaries) and d) on a combined basis, the subsidiaries of Bermuda 2 that are not guaranteeing the Notes (referred to as Non-Guarantor Subsidiaries). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because SMS Inc. and the Guarantor Subsidiaries are 100% owned by Bermuda 2, the guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets (unaudited)

December 29, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$6.2	$(0.2)	$27.2	$—	$33.2
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	36.2	11.5	40.1	—	87.8
From affiliates	(0.9)	22.4	2.1	(23.6)	—	—
Other	—	—	2.1	0.2	—	2.3
Inventories, net	—	29.5	12.0	36.4	—	77.9
Prepayments and other current assets	—	2.4	5.8	7.2	—	15.4
Deferred income taxes	—	4.6	1.8	—	—	6.4

Total current assets	(0.9)	101.3	35.1	87.5	—	223.0

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	36.9	29.1	69.8	—	135.8
Intangible assets, net	—	157.0	11.0	37.5	—	205.5
Goodwill	—	290.5	55.0	27.5	—	373.0
Investment in subsidiaries	680.7	154.2	—	—	(834.9)	—
Deferred income taxes	—	0.8	8.7	—	—	9.5
Other long-term assets	0.3	28.7	(0.1)	3.9	—	32.8

Total assets	$680.1	$1,202.6	$138.8	$255.3	$(1,297.2)	$979.6

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$27.9	$5.3	$25.9	$—	$59.1
Accruals and other current liabilities	—	26.0	3.7	30.4	—	60.1
Current portion of long-term debt	—	0.5	—	—	—	0.5
Short-term borrowings	—	—	—	19.4	—	19.4
Income taxes payable	—	5.6	(6.2)	0.6	—	—
Restructuring accruals	—	0.2	—	1.8	—	2.0

Total current liabilities	—	60.2	2.8	78.1	—	141.1

Notes payable to affiliates	462.3	9.3	(13.3)	4.0	(462.3)	—
Long-term debt, less current portion	—	446.6	—	11.6	—	458.2
Pensions	—	0.5	0.4	50.9	—	51.8
Deferred income taxes	—	50.9	(0.8)	22.7	—	72.8
Other long-term liabilities	—	19.8	3.1	5.2	—	28.1
Minority interest	—	—	—	9.8	—	9.8

Total liabilities	462.3	587.3	(7.8)	182.3	(462.3)	761.8

Stockholders’ equity	217.8	615.3	146.6	73.0	(834.9)	217.8

Total liabilities and stockholders’ equity	$680.1	$1,202.6	$138.8	$255.3	$(1,297.2)	$979.6

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$12.3	$1.2	$21.4	$—	$34.9
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	42.9	11.0	44.4	—	98.3
From affiliates	(2.2)	23.1	2.4	(23.3)	—	—
Other	—	—	0.8	0.6	—	1.4
Inventories, net	—	24.4	13.6	25.6	—	63.6
Prepayments and other current assets	—	3.2	0.4	7.9	—	11.5
Deferred income taxes	—	4.6	1.8	—	—	6.4

Total current assets	(2.2)	110.5	31.2	76.6	—	216.1

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	38.6	32.0	63.7	—	134.3
Intangible assets, net	—	169.2	13.4	38.3	—	220.9
Goodwill	—	287.7	55.0	27.5	—	370.2
Investment in subsidiaries	690.8	136.4	—	—	(827.2)	—
Deferred income taxes	—	0.1	9.1	—	—	9.2
Other long-term assets	0.2	18.5	(0.1)	3.9	—	22.5

Total assets	$688.8	$1,194.2	$140.6	$239.1	$(1,289.5)	$973.2

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$29.8	$8.2	$26.1	$—	$64.1
Accruals and other current liabilities	—	26.7	4.0	30.7	—	61.4
Short-term borrowings	—	—	—	3.9	—	3.9
Income taxes payable	—	5.6	(4.4)	0.1	—	1.3
Restructuring accruals	—	0.8	0.1	2.8	—	3.7

Total current liabilities	—	62.9	7.9	63.6	—	134.4

Notes payable to affiliates	462.3	(2.3)	2.1	0.2	(462.3)	—
Long-term debt, less current portion	—	452.0	—	19.6	—	471.6
Pensions	—	0.4	0.4	45.7	—	46.5
Deferred income taxes	—	51.2	(0.8)	22.8	—	73.2
Other long-term liabilities	—	5.9	2.0	5.0	—	12.9
Minority interest	—	—	—	8.1	—	8.1

Total liabilities	462.3	570.1	11.6	165.0	(462.3)	746.7

Stockholders’ equity	226.5	624.1	129.0	74.1	(827.2)	226.5

Total liabilities and stockholders’ equity	$688.8	$1,194.2	$140.6	$239.1	$(1,289.5)	$973.2

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended December 29, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$76.0	$29.2	$67.5	$(10.5)	$162.2
Cost of sales	—	55.5	24.8	51.2	(10.5)	121.0

Gross profit	—	20.5	4.4	16.3	—	41.2

Selling, general and administrative expenses	—	15.9	0.1	15.1	—	31.1
Restructuring costs	—	—	0.1	0.9	—	1.0
Amortization of intangible assets	—	4.0	0.8	0.4	—	5.2
Other operating expense, net	—	0.6	—	—	—	0.6

Operating income (expense)	—	—	3.4	(0.1)	—	3.3

Non-operating (expense) income:
Interest (expense) income, net	(0.1)	(9.3)	0.1	(1.0)	—	(10.3)
Equity in (loss) earnings of subsidiaries	(4.9)	8.6	—	—	(3.7)	—
Other expense, net	—	(0.3)	—	(0.4)	—	(0.7)

(Loss) income before income taxes and minority interest	(5.0)	(1.0)	3.5	(1.5)	(3.7)	(7.7)

Provision (benefit) for income taxes	—	0.4	(4.5)	1.2	—	(2.9)

(Loss) income before minority interest	(5.0)	(1.4)	8.0	(2.7)	(3.7)	(4.8)

Minority interest	—	—	—	(0.2)	—	(0.2)

Net (loss) income	$(5.0)	$(1.4)	$8.0	$(2.9)	$(3.7)	$(5.0)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Nine Months Ended December 29, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$245.8	$88.3	$203.4	$(28.1)	$509.4
Cost of sales	—	181.3	74.1	150.9	(28.1)	378.2

Gross profit	—	64.5	14.2	52.5	—	131.2

Selling, general and administrative expenses	—	46.7	(0.2)	43.3	—	89.8
Restructuring costs	—	0.1	0.1	2.3	—	2.5
Amortization of intangible assets	—	12.4	2.4	1.4	—	16.2
Other operating expense (income), net	—	2.0	—	(0.5)	—	1.5

Operating income	—	3.3	11.9	6.0	—	21.2

Non-operating (expense) income:
Interest (expense) income, net	(0.1)	(28.4)	0.1	(3.0)	—	(31.4)
Equity in (loss) earnings of subsidiaries	(9.4)	20.8	—	—	(11.4)	—
Other expense, net	—	(0.4)	—	(0.9)	—	(1.3)

(Loss) income before income taxes and minority interest	(9.5)	(4.7)	12.0	2.1	(11.4)	(11.5)

Provision (benefit) for income taxes	—	1.7	(7.2)	2.1	—	(3.4)

(Loss) income before minority interest	(9.5)	(6.4)	19.2	—	(11.4)	(8.1)

Minority interest	—	—	—	(1.4)	—	(1.4)

Net (loss) income	$(9.5)	$(6.4)	$19.2	$(1.4)	$(11.4)	$(9.5)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended December 30, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$68.9	$25.8	$54.7	$(4.7)	$144.7
Cost of sales	—	48.9	20.7	41.5	(4.7)	106.4

Gross profit	—	20.0	5.1	13.2	—	38.3

Selling, general and administrative expenses	—	13.2	(0.7)	14.4	—	26.9
Restructuring costs	—	0.2	0.1	1.5	—	1.8
Amortization of intangible assets	—	3.8	0.8	1.5	—	6.1
Other operating expense, net	—	0.6	—	0.1	—	0.7

Operating income (expense)	—	2.2	4.9	(4.3)	—	2.8

Non-operating (expense) income:
Interest expense, net	—	(9.4)	(0.2)	(1.0)	—	(10.6)
Equity in (loss) earnings of subsidiaries	(7.1)	6.8	—	—	0.3	—
Other (expense) income, net	—	(0.3)	—	0.1	—	(0.2)

(Loss) income before income taxes	(7.1)	(0.7)	4.7	(5.2)	0.3	(8.0)

Provision (benefit) for income taxes	—	0.3	(1.3)	0.1	—	(0.9)

Net (loss) income	$(7.1)	$(1.0)	$6.0	$(5.3)	$0.3	$(7.1)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Nine Months Ended December 30, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$210.6	$90.4	$166.9	$(23.4)	$444.5
Cost of sales	—	148.0	72.0	125.1	(23.4)	321.7

Gross profit	—	62.6	18.4	41.8	—	122.8

Selling, general and administrative expenses	—	42.9	0.3	40.4	—	83.6
Restructuring costs	—	0.2	0.1	4.5	—	4.8
Amortization of intangible assets	—	11.7	2.4	3.6	—	17.7
Other operating expense, net	—	2.0	—	0.1	—	2.1

Operating income (loss)	—	5.8	15.6	(6.8)	—	14.6

Non-operating (expense) income:
Interest expense, net	(0.1)	(27.5)	(0.7)	(3.1)	—	(31.4)
Equity in (loss) earnings of subsidiaries	(16.8)	19.7	—	—	(2.9)	—
Other (expense) income, net	—	(0.2)	—	2.1	—	1.9

(Loss) income from continuing operations before income taxes and minority interest	(16.9)	(2.2)	14.9	(7.8)	(2.9)	(14.9)

Provision (benefit) for income taxes	—	4.5	(3.5)	0.8	—	1.8

(Loss) income from continuing operations before minority interest	(16.9)	(6.7)	18.4	(8.6)	(2.9)	(16.7)

Minority interest	—	—	—	(0.3)	—	(0.3)

(Loss) income from continuing operations	(16.9)	(6.7)	18.4	(8.9)	(2.9)	(17.0)

Gain from discontinued operations	—	0.1	—	—	—	0.1

Net (loss) income	$(16.9)	$(6.6)	$18.4	$(8.9)	$(2.9)	$(16.9)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Nine Months Ended December 29, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(9.5)	$(6.4)	$19.2	$(1.4)	$(11.4)	$(9.5)
Non-cash adjustments	—	21.2	7.1	11.0	—	39.3
Undistributed equity in loss (earnings) of subsidiaries	9.4	(20.8)	—	—	11.4	—
Changes in operating assets and liabilities	0.1	16.3	(25.8)	(3.4)	—	(12.8)

Net cash provided by operating activities	—	10.3	0.5	6.2	—	17.0

Investing activities
Expenditures for property, plant and equipment, intangibles and software development costs	—	(8.6)	(1.9)	(8.6)	—	(19.1)
Acquisition	—	(2.8)	—	—	—	(2.8)

Net cash used in investing activities	—	(11.4)	(1.9)	(8.6)	—	(21.9)

Financing activities
Principal payments on debt	—	(5.0)	—	(8.0)	—	(13.0)
Increase in short-term borrowings	—	—	—	15.2	—	15.2

Net cash (used in) provided by financing activities	—	(5.0)	—	7.2	—	2.2

Effect of exchange rate changes on cash	—	—	—	1.0	—	1.0
(Decrease) increase in cash and cash equivalents	$—	$(6.1)	$(1.4)	$5.8	$—	$(1.7)

Cash and cash equivalents at beginning of year	$—	$12.3	$1.2	$21.4	$—	$34.9

Cash and cash equivalents at end of period	$—	$6.2	$(0.2)	$27.2	$—	$33.2

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Nine Months Ended December 30, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(16.9)	$(6.6)	$18.4	$(8.9)	$(2.9)	$(16.9)
Non-cash adjustments	—	19.2	6.3	9.8	—	35.3
Undistributed equity in loss (earnings) of subsidiaries	16.8	(19.7)	—	—	2.9	—
Changes in operating assets and liabilities	0.1	(2.8)	(24.0)	(4.9)	—	(31.6)

Net cash (used in) provided by operating activities	—	(9.9)	0.7	(4.0)	—	(13.2)

Investing activities
Expenditures for property, plant and equipment and intangibles	—	(4.4)	(1.6)	(4.3)	—	(10.3)
Acquisitions	—	(50.9)	—	(0.6)	—	(51.5)
Proceeds from sale of assets	—	—	—	1.8	—	1.8

Net cash used in investing activities	—	(55.3)	(1.6)	(3.1)	—	(60.0)

Financing activities
Principal payments on debt	—	—	—	(0.2)	—	(0.2)
Debt issuance costs	—	(0.5)	—	(0.1)	—	(0.6)
Increase in short-term borrowings	—	12.0	—	—	—	12.0
Equity contributions for AMDS acquisition	—	30.4	—	—	—	30.4

Net cash provided by (used in) financing activities	—	41.9	—	(0.3)	—	41.6

Effect of exchange rate changes on cash	—	—	—	0.8	—	0.8
Decrease in cash and cash equivalents	$—	$(23.3)	$(0.9)	$(6.6)	$—	$(30.8)

Cash and cash equivalents at beginning of year	$—	$26.7	$0.7	$25.2	$—	$52.6

Cash and cash equivalents at end of period	$—	$3.4	$(0.2)	$18.6	$—	$21.8

16. Stock Option Plan

On July 19, 2007, the Company’s board of directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”), as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option Agreement. The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 1,000,000 shares of Bermuda 1 Class B common stock are available for issuance upon exercise of options granted pursuant to the Option Plan.

In connection with the approval of the Option Plan, the compensation committee of the Company’s board of directors granted options to purchase 310,000 shares and 50,000 shares of Bermuda 1 Class B common stock to certain members of management in the second and third quarters of fiscal 2008, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to us are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, sales, cash flow and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters, other than those of historical fact, are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may turn out to be incorrect. Our actual results could be materially different from our expectations because of various risks. These risks include our dependence on new product development and intellectual property, and our dependence on independent distributors and third-party contract manufacturers, automotive vehicle production levels and schedules, our substantial financial leverage, debt service and other cash requirements, liquidity constraints and risks related to future growth and expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation, our ability to integrate acquired companies, general economic and business conditions, competition, adverse changes in the regulatory or legislative environment in which we operate, and other factors beyond our control.

We operate on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. References herein to a fiscal quarter refer to the three-month period ended as of that date. The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements for the fiscal quarter and nine months ended December 29, 2007 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2007 and related notes thereto included in our Annual Report on Form 10-K filed with the SEC.

Unless the context otherwise indicates or requires, the use in this Quarterly Report on Form 10-Q of the terms “we,” “us” or “our” refers to Sensus Metering Systems (Bermuda 2) Ltd. and its consolidated subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts to the nearest hundred thousand dollars.

General

We are a leading provider of advanced metering technologies and related metering communications systems to the worldwide utility industry and have over a century of experience in designing and manufacturing metering products. We believe we are the largest global manufacturer of water meters and have a substantial share of the sales of AMR devices to the North American water utilities market. Additionally, we believe we are a leading global developer and manufacturer of gas and heat metering systems and are an active participant in the North American electric metering systems market. We are recognized throughout the utility industry for developing and manufacturing metering products with long-term accuracy and unique product features, innovative metering communications systems, as well as for providing comprehensive customer service for all of our products and services. Continuing our efforts to provide the utility markets with leading edge metering communications systems, in July 2006 we acquired AMDS, a developer of an AMI fixed network radio frequency system. With the AMDS acquisition we now provide an advanced fixed network AMI solution to all three North America utility markets. In addition to our metering business, we believe we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die castings.

History

The Company was formed on December 18, 2003 through the acquisition of the metering systems and certain other businesses of Invensys. On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $62.5 million consisting of $49.7 million in cash and 15,000 vested preference shares issued by Bermuda 1 with an estimated fair value of $12.8 million. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Bermuda 1, cash on hand and utilization of the Company’s revolving credit facility. The vested preference shares are subject to mandatory redemption by Bermuda 1 for $15.0 million at the option of the holder once certain future performance targets are achieved. On the earlier of an initial public offering, change of control or the fifth anniversary of the closing date, any vested shares that have not been redeemed for liquidation value or converted into common shares of Bermuda 1 will then become redeemable by Bermuda 1 or convertible regardless of whether the performance measures have been met. This purchase has provided the Company with core capability to deliver comprehensive AMI technology with robust two-way offerings to the electricity market and powerful one-way solutions for the water and gas markets, which complements the Company’s existing AMR technologies. Prior to the acquisition, the Company had marketed AMDS’ technology to the electric utility and combined utility markets in North America under an exclusive licensing agreement.

The Company is also required to make additional future cash payments to AMDS based on a specified percentage of certain financial performance measures of the acquired business through March 2011. As of December 29, 2007, the Company has accrued $3.7 million related to the performance of the acquired business, net of $0.9 million paid in accordance with the purchase agreement.

In addition, on the date of acquisition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15.0 million if the specified performance thresholds are achieved over the relevant period.

The cumulative accrued amounts to be paid in cash, any additional future cash consideration and the fair value of the unvested preference shares represent additional purchase price and will increase the amount of recorded goodwill when the contingencies are resolved.

Bermuda 1 is legally obligated to satisfy any future redemption requirements of the vested and unvested preference shares; the Company is not obligated to fulfill any future redemption requirements on behalf of Bermuda 1. Accordingly, the estimated fair value of the vested preference shares has been reflected within stockholder’s equity in the accompanying consolidated balance sheet at December 29, 2007 since it represents a capital contribution from Bermuda 1.

Recent Events

During fiscal 2008, the Company executed long-term contracts to deploy its new advanced, fixed network AMI technology. As of December 29, 2007, the Company has signed contracts covering the deployment of 2.3 million FlexNet® AMI electric and gas endpoints over the next five years. On January 14, 2008, the Company announced a groundbreaking agreement with Southern Company that provides for the deployment of an additional 4.3 million FlexNet® AMI electric endpoints during the next five years, bringing the total FlexNet® AMI electric and gas endpoints under contract to 6.6 million.

These long-term contracts, which extend up to 20 years, provide for the deployment of our FlexNet® AMI Network and contain multiple elements including hardware, software, project management and installation services as well as ongoing support. As described in the accompanying Notes to Unaudited Consolidated Financial Statements, the net sales and incremental direct costs associated with these long-term, multiple-element contracts are being deferred under SOP 97-2 and amortized ratably over the life of the contracts. During the fiscal quarter and nine months ended December 29, 2007, this resulted in the deferral of $7.8 million and $11.4 million of net sales, respectively, and $6.6 million and $9.4 million of associated direct costs, net of amortization, respectively, but had no effect on cash flow as billings to customers occur as the network is deployed and the related costs have been incurred. Additional information is provided in this Management’s Discussion and Analysis under the heading Non-GAAP Measures.

Other Information about Our Business

The following table presents, as of the dates indicated, additional information about our operations and business:

	Fiscal Quarter Ended
	December 29, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 30, 2006	September 30, 2006
Orders (in millions)	$170.4	$182.7	$178.4	$185.3	$168.9	$162.0
Total net sales (in millions)	$162.2	$176.2	$171.0	$188.4	$144.7	$153.2
Employees	3,932	3,884	3,862	3,762	3,743	3,831

Backlog

The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders. Total backlog at December 29, 2007 and December 30, 2006 was $92.0 million, a record high for the Company, and $84.5 million, respectively. The increase was primarily due to AMR/AMI orders related to our water utility customers.

Results of Operations

The following table provides summary results of operations of the Company for the periods presented:

(in millions)	Fiscal Quarter Ended December 29, 2007%		Fiscal Quarter Ended December 30, 2006%		Nine Months Ended December 29, 2007%		Nine Months Ended December 30, 2006%
Net sales	$162.2	100%	$144.7	100%	$509.4	100%	$444.5	100%
Gross profit	41.2	25%	38.3	26%	131.2	26%	122.8	28%
Selling, general and administrative expenses	31.1	19%	26.9	19%	89.8	17%	83.6	19%
Restructuring costs	1.0	1%	1.8	1%	2.5	1%	4.8	1%
Amortization of intangible assets	5.2	3%	6.1	4%	16.2	3%	17.7	4%
Other operating expense, net	0.6	—	0.7	—	1.5	1%	2.1	1%

Operating income	3.3	2%	2.8	2%	21.2	4%	14.6	3%
Interest expense, net	(10.3)	(7)%	(10.6)	(7)%	(31.4)	(6)%	(31.4)	(7)%
Other non-operating (expense) income, net	(0.7)	—	(0.2)	—	(1.3)	—	1.9	1%

Loss from continuing operations before income taxes and minority interest	(7.7)	(5)%	(8.0)	(5)%	(11.5)	(2)%	(14.9)	(3)%
(Benefit) provision for income taxes	(2.9)	(2)%	(0.9)	—	(3.4)	—	1.8	1%

Loss from continuing operations before minority interest	(4.8)	(3)%	(7.1)	(5)%	(8.1)	(2)%	(16.7)	(4)%
Minority interest	(0.2)	—	—	—	(1.4)	—	(0.3)	—

Loss from continuing operations	(5.0)	(3)%	(7.1)	(5)%	(9.5)	(2)%	(17.0)	(4)%
Gain from discontinued operations	—	—	—	—	—	—	0.1	—

Net loss	$(5.0)	(3)%	$(7.1)	(5)%	$(9.5)	(2)%	$(16.9)	(4)%

Fiscal Quarter and Nine Months Ended December 29, 2007 Compared with Fiscal Quarter and Nine Months Ended December 30, 2006

Certain prior year amounts in the discussion below have been reclassified to conform with the Company’s reorganization of its business units for the purpose of providing more useful comparative information for management and our investors for trending, analyzing and benchmarking the current performance and value of our business. Management believes the reorganization is necessary as a result of the AMDS acquisition to effectively monitor the performance of the AMI technology. This change has no overall impact on the Company’s reportable segment or consolidated financial results.

Net Sales. Net sales increased $17.5 million (including a $5.9 million favorable foreign currency impact), or 12%, to $162.2 million for the fiscal quarter ended December 29, 2007 from $144.7 million for the fiscal quarter ended December 30, 2006. For the nine months ended December 29, 2007, net sales increased $64.9 million (including a $13.9 million favorable foreign currency impact), or 15%, to $509.4 million from $444.5 million in the nine months ended December 30, 2006. The increases were due to continued growth in the underlying markets and in AMR and AMI applications, expansion into new markets in Europe and China, strengthening economies in Central Europe and South America and higher sales volumes of residential gas meters, slightly offset by the weak housing and ailing U.S. automotive markets.

North American water meter sales were the same for the current and prior corresponding fiscal quarters and increased $1.2 million for the nine months ended December 29, 2007 compared to the nine months ended December 30, 2006. Water and heat meter sales outside of North America increased $9.7 million (including a $5.5 million favorable foreign currency impact) and $31.7 million (including a $12.7 million favorable foreign currency impact) for the fiscal quarter and nine months ended December 29, 2007, respectively, as compared to the previous corresponding periods. The increases, representing 22% and 23% in the fiscal quarter and nine months ended December 29, 2007, respectively, were principally the result of expansion into new markets in Europe and strengthening economies in Central Europe and South America.

Electric/AMI meter sales increased $3.1 million, or 13%, and $22.1 million, or 33%, for the fiscal quarter and nine months ended December 29, 2007, respectively, as compared to the fiscal quarter and nine months ended December 30, 2006, due to continued growth in sales of our AMR and FlexNet® water modules.

Gas meter sales increased $3.9 million (including a $0.2 million favorable foreign currency impact), or 28%, and $12.3 million (including a $0.6 million favorable foreign currency impact), or 28%, for the current fiscal quarter and nine-month period, respectively, as compared to the prior corresponding periods, on higher sales volumes of residential gas meters, regulators and parts.

Pipe joining and repair products sales increased $0.6 million for the current fiscal quarter versus the prior corresponding fiscal quarter due to higher repair product sales and were the same for the current and prior corresponding nine-month periods due to a slowdown in new housing starts that offset the higher sales in the current fiscal quarter. Sales from our precision die casting products increased $0.2 million (all due to favorable foreign currency) and decreased $2.4 million (including a $0.6 million favorable foreign currency impact), or 6%, for the current fiscal quarter and nine-month period, respectively, as compared to the prior corresponding periods. The decrease in the current nine-month period was due to decreased demand from the U.S. automotive market, partially offset by increased sales volumes in the Chinese automotive market.

Our top ten customers accounted for approximately 30% of net sales for the nine months ended December 29, 2007. Sales to distributors affiliated with HD Supply Waterworks, Ltd. (formerly Home Depot Waterworks Supply, Inc.) constituted approximately 12% of net sales in the current nine-month period. No other individual customer accounted for more than 5% of net sales.

Gross Profit. Gross profit increased $2.9 million (including a $1.6 million favorable foreign exchange impact), or 8%, to $41.2 million for the fiscal quarter ended December 29, 2007 from $38.3 million for the fiscal quarter ended December 30, 2006. For the nine months ended December 29, 2007, gross profit increased $8.4 million (including a $4.0 million favorable foreign exchange impact), or 7%, to $131.2 million from $122.8 million for the nine months ended December 30, 2006. The gross profit percentage decreased to 25% and 26% in the current fiscal quarter and nine-month period, respectively, from 26% and 28% in the prior corresponding periods as the result of AMI overhead costs resulting from the AMDS acquisition and growth in the AMI business, an unfavorable product mix and increased material costs for brass, plastic resins, steel and aluminum, partially offset by higher sales and increases in selling prices.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the current fiscal quarter and nine-month period increased $4.2 million and $6.2 million (including $1.5 million and $3.4 million in unfavorable foreign currency impacts), or 16% and 7%, respectively, compared to the prior corresponding periods. SG&A expenses increased due to our investment in infrastructure related to the AMI business and the higher level of sales across the Company.

Restructuring Costs. Restructuring costs for the fiscal quarter and nine months ended December 29, 2007 decreased $0.8 million and $2.3 million, or 44% and 48% from the fiscal quarter and nine months ended December 30, 2006, respectively. The decreases relate primarily to the timing of European manufacturing early retirement and other restructuring initiatives.

Amortization of Intangible Assets. Amortization expense relates primarily to the intangible assets consisting of non-competition agreements, customer relationships and other intangible assets recorded at the time of the acquisition of Invensys Metering Systems and the intangible assets consisting of developed technology recorded as a result of the AMDS acquisition. Amortization of intangible assets decreased to $5.2 million and $16.2 for the current fiscal quarter and nine-month period, respectively, from $6.1 million and $17.7 million for the prior corresponding periods. The decreases, representing 15% and 8% in the fiscal quarter and nine months ended December 29, 2007, respectively, were primarily due to the prior year accelerated amortization related to the realignment of our research and development facilities associated with our fixed-based network solutions.

Other Operating Expense, Net. Other operating expense, net decreased $0.1 million, or 14%, for the fiscal quarter ended December 29, 2007 as compared to the prior corresponding fiscal quarter and decreased $0.6 million, or 29%, for nine months ended December 29, 2007 compared to the prior corresponding nine-month period. Other operating expense, net for the current fiscal quarter and nine-month period consisted primarily of management fees of $0.6 million and $2.0 million, respectively, paid to The Jordan Company, L.P., partially offset by other non-recurring income of $0.5 million for the nine-month period.

Interest Expense, Net. Interest expense, net decreased $0.3 million, or 3%, for the fiscal quarter ended December 29, 2007 compared to the fiscal quarter ended December 30, 2006 primarily due to a decrease in term-loan borrowings and was the same for the current and prior corresponding nine-month periods.

Other Non-Operating (Expense) Income, Net. Other non-operating expense, net of $0.7 million and $1.3 million for the current fiscal quarter and nine months ended December 29, 2007, respectively, principally relates to net transactional foreign currency losses. Other non-operating income, net of $1.9 million for the nine months ended December 30, 2006 was due to the gain on the sale of our idle manufacturing facility in France and net transactional foreign currency gains.

(Benefit) Provision for Income Taxes. Income tax benefit was $(2.9) million for the fiscal quarter ended December 29, 2007 compared to $(0.9) million for the fiscal quarter ended December 30, 2006, and income tax benefit was $(3.4) million for the nine months ended December 29, 2007 compared to income tax expense of $1.8 million for the nine months ended December 30, 2006. Income tax benefit for the current fiscal quarter and nine-month period reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate. Previously, the Company’s tax provision was the result of income taxes being recorded ratably based on the forecasted income of the Company’s operations.

Minority Interest. Minority interest expense increased $0.2 million and $1.1 million, for the fiscal quarter and nine months ended December 29, 2007, respectively, as compared to the fiscal quarter and nine months ended December 30, 2006. These increases were principally attributable to our partner’s share of improved earnings for our Algeria and Rongtai joint ventures.

Net Loss. For the fiscal quarter ended December 29, 2007, the Company had a net loss of $5.0 million, which decreased $2.1 million from a $7.1 million net loss for the fiscal quarter ended December 30, 2006. The net loss of $9.5 million for the nine months ended December 29, 2007 decreased $7.4 million from $16.9 million in the prior corresponding nine-month period. The decrease in both periods was primarily a result of higher gross profit and lower restructuring costs, amortization of intangible assets and income tax expense, which more than offset increased SG&A expenses and other non-operating expense.

Non-GAAP Measures

To enhance the comparability and usefulness of our financial results, management’s discussion and analysis is supplemented with certain non-GAAP measures to more fully describe the results of the underlying business. Specifically, these non-GAAP measures include Adjusted Net Sales, EBITDA and Adjusted EBITDA.

Adjusted Net Sales and Adjusted EBITDA reflect the add-back of revenue and incremental direct costs, net of amortization, associated with long-term, multiple-element contracts that have been deferred under SOP 97-2. As described in the accompanying Notes to Unaudited Consolidated Financial Statements, pursuant to these contracts, billings to customers occur when endpoints are deployed and the associated costs have been incurred. Accordingly, the overall cash generated from operations is unchanged, and such impacts are reflected in the accompanying Consolidated Statements of Cash Flows. As a result, management believes that the add-back of this revenue and the incremental direct costs enhances the comparability of our financial statements and provides an important basis of comparison with prior period results, as well as other companies operating in our industry.

Information regarding Adjusted Net Sales, EBITDA and Adjusted EBITDA is provided as management considers these measures to evaluate its operating and financial performance. Management believes these measures provide useful information for our investors in trending, analyzing and benchmarking the performance and value of our business. Internally, these measures are used in our incentive compensation plans. These metrics for measuring the Company’s financial results may be different from comparable information provided by other companies and should not be used as an alternative to net sales, net income or cash flows from operating activities as determined in accordance with GAAP.

The following table sets forth a management reconciliation of the differences between Adjusted Net Sales and Net Sales determined in accordance with GAAP (in millions):

	Fiscal Quarter Ended December 29, 2007	Fiscal Quarter Ended December 30, 2006	Nine Months Ended December 29, 2007	Nine Months Ended December 30, 2006
Net Sales	$162.2	$144.7	$509.4	$444.5
Revenue from long-term contracts deferred under SOP 97-2, net of amortization	7.8	—	11.4	—

Adjusted Net Sales	$170.0	$144.7	$520.8	$444.5

The following table sets forth a management reconciliation of the differences between EBITDA and Adjusted EBITDA as compared with the net loss determined in accordance with GAAP (in millions):

	Fiscal Quarter Ended December 29, 2007	Fiscal Quarter Ended December 30, 2006	Nine Months Ended December 29, 2007	Nine Months Ended December 30, 2006
Net loss	$(5.0)	$(7.1)	$(9.5)	$(16.9)
Depreciation and amortization	12.9	12.5	35.6	36.0
Interest expense, net	10.3	10.6	31.4	31.4
Income tax (benefit) provision	(2.9)	(0.9)	(3.4)	1.8
Minority interest	0.2	—	1.4	0.3

EBITDA	$15.5	$15.1	$55.5	$52.6
Revenue less incremental direct costs from long-term contracts deferred under SOP 97-2, net of amortization	1.2	—	2.0	—

Adjusted EBITDA	$16.7	$15.1	$57.5	$52.6
Gain from discontinued operations	—	—	—	(0.1)

Adjusted EBITDA (excluding discontinued operations)	$16.7	$15.1	$57.5	$52.5

EBITDA increased $0.4 million, or 3%, to $15.5 million for the fiscal quarter ended December 29, 2007 from $15.1 million for the fiscal quarter ended December 30, 2006 and increased $2.9 million, or 6%, to $55.5 million for the current nine-month period from $52.6 million for the prior corresponding nine-month period primarily as a result of higher gross profit and lower restructuring costs, which more than offset increased SG&A expenses and other non-operating expense.

Adjusted EBITDA increased $1.6 million, or 11%, to $16.7 million for the current fiscal quarter as compared to the prior corresponding quarter and increased $4.9 million, or 9%, to $57.5 million for the current nine-month period as compared to the prior corresponding nine-month period primarily as a result of the increased EBITDA described above and the initial deployment of our new advanced, fixed network AMI technology.

Liquidity and Capital Resources

During the nine months ended December 29, 2007, we funded our operating, investing and financing requirements through cash on hand and borrowings under our senior credit facilities. We generally fund operating and capital requirements from a combination of cash on hand, cash flows from operating activities and borrowings under our senior credit facilities.

Net cash flow provided by (used in) operating activities for the nine months ended December 29, 2007 and December 30, 2006 was $17.0 million and $(13.2) million, respectively. The $30.2 million increase in the current nine-month period as compared to the prior corresponding nine-month period primarily reflected the volume and timing of payments on accounts payable and accrued expenses, reduced inventory levels and revenue net of associated direct costs arising from long-term, multiple-element AMI electric and gas contracts, which were deferred under SOP 97-2.

Cash expenditures for restructuring for the nine months ended December 29, 2007 and December 30, 2006 were $4.3 million and $5.1 million, respectively, and were reflected within cash used in operations. As of December 29, 2007, we had $5.0 million of restructuring accruals reflected within current liabilities and other long-term liabilities on our consolidated balance sheet. Additional restructuring expenses of approximately $4.0 million are expected to be incurred in fiscal 2008 as current restructuring programs are completed and new initiatives are undertaken.

Working capital as a percentage of net sales decreased to 11% at December 29, 2007 as compared with 13% at December 30, 2006 due to higher accounts payable and accrued expenses, partially offset by increased accounts receivable resulting from higher sales.

Cash used for investing activities of $21.9 million and $60.0 million for the nine months ended December 29, 2007 and December 30, 2006, respectively, represents payments for capital expenditures and intangible assets, software development costs and business acquisitions, partially offset by proceeds from the disposition of assets. Capital expenditures were $15.0 million and $9.8 million for the nine months ended December 29, 2007 and December 30, 2006, respectively. Capital expenditure requirements were comprised of equipment, molds and tooling for replacement and expenditures for cost reduction, maintenance, safety and expansion initiatives. For fiscal 2008, we expect to make capital expenditures of approximately $22.8 million reflecting our continuing emphasis on a growth-oriented capital expenditures program. Business acquisition expenditures, which relate to the performance of the acquired AMDS business, were $2.8 million for the current nine months.

Net cash provided by financing activities of $2.2 million for the nine months ended December 29, 2007 represents $15.2 million in interim short-term borrowings under the Company’s U.S. revolving credit facility, partially offset by principal payments of $13.0 million on the Company’s term loan facilities in the nine-month period. For the nine months ended December 30, 2006, net cash provided by financing activities of $41.6 million represents an increase in indebtedness under the Company’s U.S. revolving credit facility of $12.0 million and equity contributions of $30.4 million in cash from Bermuda 1 related to the AMDS acquisition, slightly offset by debt issuance costs of $0.6 million paid in connection with the second amendment to the Company’s senior credit facilities in May 2006 and $0.2 million of principal payments on debt.

We maintain senior credit facilities that provide for senior secured financing totaling $253.2 million, consisting of a) two term loan facilities in an aggregate amount of $183.2 million, including a $172.0 million U.S. term loan facility and a $11.2 million European term loan facility, and b) two revolving credit facilities in an aggregate amount of $70.0 million, under which $40.0 million is available in the form of U.S. dollar-denominated loans and $30.0 million is available in the form of U.S. dollar-denominated loans or in the form of euro- or U.K. sterling-denominated loans. See below for discussion regarding the Company’s total indebtedness at December 29, 2007. The term loan facilities mature on December 17, 2010. Borrowing costs for the a) term loan facilities are based on variable rates tied to adjusted LIBOR plus a 2% margin or the alternative base rate plus 1% and b) revolving credit facilities are based on adjusted LIBOR plus a 2.5% margin or the alternative base rate plus 1.5% (exclusive in each case of a 0.5% facility fee). Up to $30.0 million of the revolving credit facilities is available in the form of letters of credit, and amounts repaid under the revolving credit facilities may be re-borrowed (subject to satisfaction of the applicable borrowing conditions) at any time prior to the maturity of the revolving credit facilities.

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

At any time prior to December 15, 2008, we may redeem all, but not less than all, of the senior subordinated notes at our option at a redemption price equal to 100% of the principal amount of the senior subordinated notes, plus a specified redemption premium and accrued and unpaid interest. On or after December 15, 2008, we may redeem the senior subordinated notes at the redemption prices indicated below (expressed as a percentage of the principal amount) plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on December 15 of each of the years indicated below:

Period	Redemption Price
2008	104.313%
2009	102.875%
2010	101.438%
2011 and thereafter	100.000%

The senior subordinated notes are redeemable at the option of the holders of such notes at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, in the event of certain change of control events related to us.

The indenture governing the senior subordinated notes contains certain covenants that limit, among other things, our ability to a) incur additional indebtedness (including by way of guarantee), subject to certain exceptions, unless we meet a consolidated coverage ratio of 2.0 to 1.0 or certain other conditions apply; b) pay dividends or distributions, or make certain types of investments or other restricted payments, unless we meet certain specified conditions; c) create any encumbrance or restriction on our subsidiary guarantors’ ability to pay dividends or distributions, repay loans, make loans or advances or transfer any property or assets to us; d) dispose of certain assets and capital stock of our subsidiary guarantors; e) enter into certain transactions with affiliates; f) engage in new lines of business; and g) consummate certain mergers and consolidations.

As of December 29, 2007, we had $478.1 million of total indebtedness outstanding, consisting of $275.0 million of senior subordinated notes, $172.0 million under the U.S. term loan facility, $11.2 million under the European term loan facility, $19.4 million in short-term borrowings (comprising $13.9 million under the U.S. revolving credit facility and $5.5 million in Rongtai) and a $0.5 million variable-rate, long-term loan from the Rongtai joint venture partner. Interest expense, net, excluding amortization of deferred financing costs, was $9.6 million and $29.3 million for the fiscal quarter and nine months ended December 29, 2007, respectively. The next scheduled principal payments on the term loan facilities are due in September 2008. In addition to the $13.9 million borrowings outstanding under the revolving credit facility at December 29, 2007, an additional $8.1 million of the facility was utilized in connection with outstanding letters of credit. We were in compliance with all credit facility covenants at December 29, 2007.

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

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of December 29, 2007, assets of foreign subsidiaries constituted approximately 35% of total assets. Foreign currency exchange rate exposure is most significant with respect to our European and South American operations. For the fiscal quarter and nine months ended December 29, 2007, net sales were positively impacted by the valuation of foreign currencies, primarily the euro, versus the U.S. dollar by $5.9 million and $13.9 million, respectively. In periods of a strengthening U.S. dollar, however, our results of operations could experience a negative currency translation impact.

Currency transaction exposure. Currency transaction exposure arises when a business has transactions denominated in foreign currencies. We have entered into forward contracts that are denominated in foreign currencies, principally euros and Slovakian korunas, to substantially offset the remeasurement impact of currency rate changes on intercompany receivables and payables and other underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into derivative instrument transactions for trading or speculative purposes. The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. Holding all other variables constant, a change in the contracted forward rates of 1% on our forward contracts denominated in the present foreign currencies would result in a gain or loss of $0.1 million, which we believe would offset the impact of currency gains and losses related to certain receivables and payables. We expect to continue to utilize forward contracts to manage foreign currency exchange risks in the future.

Interest rate risk. Under the terms of the Company’s senior credit facility, we pay a variable rate of interest based on the LIBOR and are subject to interest rate risk as a result of changes in the LIBOR. The Company’s total indebtedness as of December 29, 2007 was $478.1 million, of which $203.1 million (including the $0.4 million long-term loan from the Rongtai joint venture partner) bears interest at variable rates. As of December 29, 2007, substantially all of our variable-rate borrowings were under the term loan facilities and were at the adjusted LIBOR plus a 2% margin. Of those borrowings, $120.0 million, or 59%, was hedged through interest rate swaps. At December 29, 2007, the weighted-average interest rate on our term loan facility borrowings was approximately 7.0% (consisting of approximately 5.0% LIBOR plus a 2% margin). Holding all other variables constant, a change in the interest rate of 1% on our variable-rate debt, after giving effect to the interest rate swaps, would impact annual interest costs by $0.8 million.

To hedge exposure to variable interest rates, the Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at specified fixed rates. The following table describes the terms of the Company’s interest rate swap agreements:

Trade Dates	Effective Dates	Maturity Dates	Notional Amounts (in millions)	Pay Fixed Rates	Receive Three-Month LIBOR as of December 29, 2007
December 9, 2005	January 20, 2006	September 30, 2010	$50.0	4.927%	5.180%
March 24, 2006	August 22, 2006	June 30, 2010	50.0	5.121%	5.000%
November 21, 2007	November 27, 2007	November 27, 2009	20.0	4.034%	5.040%

Total			$120.0

The purpose of the swaps, designated as cash flow hedges, is to hedge the Company’s interest payments on a portion of its variable-rate debt. Changes in the Company’s cash flows attributable to the risk being hedged are expected to be offset by the hedging derivatives, and to the extent the swaps provide an effective hedge, changes in the fair value of the swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness of the swaps is required to be recognized in earnings; however, we anticipate the interest rate swaps will remain effective through maturity. Other comprehensive loss of $1.1 million (net of tax of $0.7 million) and $1.4 million (net of tax of $1.0 million) for the fiscal quarter and nine months ended December 29, 2007, respectively, reflects the decrease in fair value of the interest rate swaps due to fluctuations in market interest rates during those periods. Other comprehensive income of $0.1 million (net of tax of $0.1 million) and other comprehensive loss $0.3 million (net of tax of $0.3 million) for the fiscal quarter and nine months ended December 30, 2006, respectively, relates to these swaps. We expect to continue to utilize interest rate swap agreements to manage interest rate risk in the future.

Item 4. Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) promulgated thereunder, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. We did not effect any change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to legal proceedings arising out of the operations of our business. We believe that an adverse outcome of our existing legal proceedings, including the proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, would not have a material adverse impact on our business, financial condition or results of operations. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements could result in liabilities that have a material adverse impact on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, which was filed with the SEC on May 16, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fiscal quarter ended December 29, 2007.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

Date: February 4, 2008	By:	/s/ DANIEL W. HARNESS
Daniel W. Harness Chief Executive Officer & President (Principal Executive Officer)

Date: February 4, 2008	By:	/s/ ALFRED C. GIAMMARINO
Alfred C. Giammarino Chief Financial Officer (Principal Financial Officer)

Date: February 4, 2008	By:	/s/ THOMAS D. D’ORAZIO
Thomas D. D’Orazio Senior Vice President, Finance (Principal Accounting Officer)

SENSUS METERING SYSTEMS INC.

Date: February 4, 2008	By:	/s/ DANIEL W. HARNESS
Daniel W. Harness Chief Executive Officer & President (Principal Executive Officer)

Date: February 4, 2008	By:	/s/ ALFRED C. GIAMMARINO
Alfred C. Giammarino Chief Financial Officer (Principal Financial Officer)

Date: February 4, 2008	By:	/s/ THOMAS D. D’ORAZIO
Thomas D. D’Orazio Senior Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.