Form 10-Q
period 2008-06-28
SENSUS METERING SYSTEMS INC; SENSUS METERING SYSTEMS BERMUDA 2 LTD
filed 2008-07-23
CIK 1281223, 1281226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

(919) 845-4048

(Registrants’ telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 21, 2008, Sensus Metering Systems (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus Metering Systems (Bermuda 1) Ltd., and Sensus Metering Systems Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus Metering Systems (Bermuda 2) Ltd.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	June 28, 2008	March 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27.8	$36.9
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.5 at June 28, 2008 and March 31, 2008, respectively	109.5	103.2
Other	1.0	0.8
Inventories, net	70.1	68.8
Prepayments and other current assets	11.5	10.2
Deferred income taxes	5.0	5.0
Deferred costs	4.4	3.1
Assets held for sale	29.1	27.4

Total current assets	258.4	255.4
Property, plant and equipment, net	122.2	123.6
Intangible assets, net	195.7	199.2
Goodwill	380.7	377.6
Deferred income taxes	16.7	17.4
Deferred costs	34.5	23.3
Other long-term assets	23.5	22.8

Total assets	$1,031.7	$1,019.3

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$74.8	$77.8
Accruals and other current liabilities	70.4	65.8
Current portion of long-term debt	—	0.1
Restructuring accruals	5.1	5.2
Deferred revenue	7.4	5.4
Liabilities held for sale	20.1	18.8

Total current liabilities	177.8	173.1
Long-term debt, less current portion	441.2	448.1
Pensions	53.0	52.5
Deferred income taxes	71.9	71.9
Deferred revenue	50.9	32.4
Other long-term liabilities	17.2	21.3
Minority interest	3.7	3.2

Total liabilities	815.7	802.5
Commitments and Contingencies (Note 12)
STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	243.2	243.2
Accumulated deficit	(31.9)	(29.3)
Accumulated other comprehensive income	4.7	2.9

Total stockholder’s equity	216.0	216.8

Total liabilities and stockholder’s equity	$1,031.7	$1,019.3

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Fiscal Quarter Ended June 28, 2008	Fiscal Quarter Ended June 30, 2007
NET SALES	$185.1	$171.0

COST OF SALES	139.5	127.6

GROSS PROFIT	45.6	43.4

OPERATING EXPENSES:
Selling, general and administrative expenses	33.4	28.7
Restructuring costs	1.3	0.6
Amortization of intangible assets	3.6	5.5
Other operating expense, net	0.7	0.5

OPERATING INCOME	6.6	8.1

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(9.8)	(10.6)
Other income (expense), net	0.3	(0.1)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(2.9)	(2.6)

BENEFIT FOR INCOME TAXES	(0.8)	(0.8)

LOSS BEFORE MINORITY INTEREST	(2.1)	(1.8)

MINORITY INTEREST	(0.4)	(0.7)

NET LOSS	$(2.5)	$(2.5)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Fiscal Quarter Ended June 28, 2008	Fiscal Quarter Ended June 30, 2007
OPERATING ACTIVITIES:
Net loss	$(2.5)	$(2.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6.9	5.5
Amortization of intangible assets	3.6	5.5
Amortization of software development costs	0.4	—
Amortization of deferred financing costs	0.7	0.7
Net (gain) loss on foreign currency transactions	(0.5)	0.1
Minority interest	0.4	0.7

	9.0	10.0
Changes in assets and liabilities used in operations:
Accounts receivable	(6.0)	(0.5)
Inventories	(1.1)	0.1
Other current assets	(1.5)	(0.4)
Net assets held for sale	(1.1)	—
Accounts payable, accruals and other current liabilities	(2.1)	(15.2)
Income taxes payable	—	(2.7)

	(11.8)	(18.7)
Changes in other assets and liabilities:
Deferred revenue less deferred costs from long-term AMI electric and gas contracts	8.2	—
Other	(1.4)	2.5

	6.8	2.5

Net cash provided by (used in) operating activities	4.0	(6.2)

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(4.3)	(6.4)
Purchases of intangible assets	—	(0.1)
Software development costs	(1.9)	(0.7)

Net cash used in investing activities	(6.2)	(7.2)

FINANCING ACTIVITIES:
Increase in short-term borrowings	—	9.2
Principal payments on debt	(7.0)	(8.0)

Net cash (used in) provided by financing activities	(7.0)	1.2
Effect of exchange rate changes on cash	0.1	0.1

DECREASE IN CASH AND CASH EQUIVALENTS	(9.1)	(12.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$36.9	$34.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27.8	$22.8

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:

Interest	$14.8	$15.6

Income taxes, net of refunds	$0.5	$1.7

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

Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of the unaudited consolidated financial statements have been included, and the unaudited consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2008 and related notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC.

The accompanying consolidated financial statements present results of the Company for the fiscal quarters ended June 28, 2008 and June 30, 2007. The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

Reclassifications

Certain prior year financial statement captions have been reclassified to conform to the current year presentation.

Revenue Recognition

The Company recognizes revenue in accordance with the following GAAP:

•	SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”)

•	AICPA Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has historically entered into and will continue to execute AMR contracts. With its AMDS acquisition, the Company began to deploy its new advanced, fixed network AMI technology under long-term contracts, generally up to 20 years. These contracts contain multiple elements, including hardware, software, project management and installation services as well as ongoing customer support. Such arrangements are subject to the four revenue recognition criteria identified above, as well as to the guidance in SOP 97-2. Among other things, this guidance requires the allocation of the aggregate contract value to each of the respective elements based on vendor-specific objective evidence (“VSOE”) of fair value and establishes the timing of revenue recognition for each of those elements. VSOE of fair value is the price at which an element of a multiple-element contract is sold on a stand-alone basis, and it is on this basis that the aggregate contract value is allocated to each of the elements in the contract.

If the Company is unable to establish sufficient VSOE of fair value for the undelivered elements of its long-term contracts, such as those with certain AMI electric and gas utility customers, revenues are recognized ratably over the life of the contract, generally 10 to 20 years. The Company has not established VSOE of fair value on these contracts since there is not sufficient history of stand-alone customer support sales.

This accounting for revenue recognition has no effect on cash flow as billings to customers under these long-term AMI electric and gas contracts occur when the network infrastructure and related endpoints are deployed and the associated costs are incurred, generally over the first several years of the contract term.

Deferred Revenue and Deferred Costs

Deferred revenue and associated incremental direct costs result primarily from long-term AMI electric and gas contracts whereby the Company has deployed metering infrastructure, shipped product or performed services, including billing customers for the products and services, but for which all revenue recognition criteria for accounting purposes have not yet been met (see Revenue Recognition above). Deferred revenue and deferred costs are shown separately within total liabilities and total assets, respectively, in the accompanying consolidated balance sheets, and are classified as current or long-term depending on duration.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents a reconciliation of the deferred revenue and deferred costs, net of amortization, for the periods presented (in millions):

	June 28, 2008	March 31, 2008
Current deferred revenue related to:
Long-term AMI electric and gas contracts	$4.3	$2.2
Other	3.1	3.2

Total	$7.4	$5.4

Long-term deferred revenue related to:
Long-term AMI electric and gas contracts	$47.8	$29.2
Other	3.1	3.2

Total	$50.9	$32.4

Current deferred costs related to long-term AMI electric and gas contracts	$4.4	$3.1

Long-term deferred costs related to:
Long-term AMI electric and gas contracts	$34.4	$23.2
Other	0.1	0.1

Total	$34.5	$23.3

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“FAS 157”). In February 2008, FAS 157 was amended by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for those recognized or disclosed on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

FAS 157 as amended is effective for the Company as of April 1, 2008 for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities measured on a recurring basis. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price).

FAS 157 also establishes a fair value hierarchy that categorizes and prioritizes the inputs used to estimate fair value into three levels based upon their observability. Level 1 has the highest priority and level 3 the lowest. If an input is based on bid and ask prices, FAS 157 permits the use of a mid-market pricing convention. The three levels of the fair value hierarchy are defined as follows:

•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2 inputs are other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices (in non-active markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable, and inputs that are not directly observable, but that are corroborated by observable market data.

•

Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to the extent that observable inputs are not available, allowing for situations in which there is little, if any, market activity for an asset or liability.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FAS 157 affects only the Company’s derivative instruments as disclosed in Note 5 Financial Instruments.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision about whether to elect the fair value option is applied on an instrument by instrument basis, is irrevocable (unless a new election date occurs) and is applied to the entire financial instrument. FAS 159 was effective for the Company on April 1, 2008. The Company did not elect to adopt the fair value option for any financial instruments.

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest and the goodwill acquired in the business combination at the acquisition date. FAS 141R also establishes principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for the Company beginning in fiscal 2010. The Company expects FAS 141R to have an impact on the accounting for any future business acquisitions occurring subsequent to the effective date.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 requires a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for the Company beginning in fiscal 2010. The Company is currently assessing the impact of FAS 160 on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which deferred the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for those recognized or disclosed on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact FAS 157 will have, as it relates to nonfinancial assets and nonfinancial liabilities, on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), to enhance the disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). FAS 161 requires enhanced disclosures about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under FAS 133 and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 also requires cross-referencing within the footnotes to identify important information about derivative instruments. FAS 161 is effective for the Company beginning in fiscal 2010. The Company is currently assessing the impact FAS 161 will have on its consolidated financial statement disclosures.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. FAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently assessing the impact, if any, FAS 162 will have on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

2. Acquisition

On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $62.6 million consisting of $49.8 million in cash and 15,000 vested preference shares issued by Bermuda 1 with an estimated fair value of $12.8 million. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Bermuda 1, cash on hand and utilization of the Company’s revolving credit facility. The vested preference shares are subject to mandatory redemption by Bermuda 1 for $15 million at the option of the holder once certain future financial performance targets are achieved. On the earlier of an initial public offering, change in control or the fifth anniversary of the closing date, any vested shares that have not been redeemed for liquidation value or converted into common shares of Bermuda 1 will then become redeemable by Bermuda 1 or convertible regardless of whether the performance measures have been met. During the fourth quarter of fiscal 2008, the first performance threshold was achieved related to 50% of the vested preference shares. Accordingly, 7,500 vested preference shares were released from restrictions. In the first quarter of fiscal 2009, the holder of the vested preference shares opted to redeem the 7,500 unrestricted shares for $7.5 million in cash. As required by the AMDS purchase agreement, the $7.5 million will be funded by Bermuda 1 during the second quarter of fiscal 2009 and will have no impact on the Company’s financial statements.

The Company is also required to make additional future cash payments to the former AMDS shareholders based on a specified percentage of certain financial performance measures of the acquired business through March 2011. As of June 28, 2008, the Company has accrued $10.6 million related to the performance of the acquired business, net of $0.9 million paid in accordance with the purchase agreement, of which $9.1 million was classified as accruals and other current liabilities ($4.6 million of which was paid in July 2008) and $1.5 million was classified as other long-term liabilities in the accompanying consolidated balance sheet.

In addition, on the date of acquisition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15.0 million if the specified performance thresholds are achieved over the relevant period. As of June 28, 2008, none of these preference shares has become vested.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

when the contingencies are resolved. The transaction was accounted for in accordance with FASB Statement No. 141, Business Combinations, and the operating results have been included in the Company’s consolidated financial statements from the date of acquisition.

Bermuda 1 is legally obligated to satisfy any future redemption requirements of the vested and unvested preference shares; the Company is not obligated to fulfill any future redemption requirements on behalf of Bermuda 1. Accordingly, the estimated fair value of the vested preference shares has been reflected within stockholder’s equity in the accompanying consolidated balance sheets at June 28, 2008 and March 31, 2008 since it represents a capital contribution from Bermuda 1.

3. Goodwill and Identifiable Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements, developed technology and customer and distributor relationships. Goodwill represents the excess of the purchase price paid by the Company for Invensys Metering Systems, NexusData, Inc. (“Nexus”) and AMDS over the fair value of the respective net assets acquired. The purchase price allocation for these acquisitions resulted in $380.7 million of goodwill being recorded as of June 28, 2008. The goodwill is attributed to the value placed on the Company being an industry leader with market-leading positions in the North American and European water metering markets, the North American clamps and couplings and precision die casting markets and the synergies resulting from the Nexus and AMDS acquisitions. The Company is also a market leader in the North American gas metering market, the European heat metering market and the North American water AMI market. The Company has achieved these leadership positions by developing and manufacturing innovative products. In addition, future expansion of AMI technology provides a significant opportunity for the Company. Patents, trademarks, developed technology, customer and distributor relationships and non-competition agreements are stated at fair value on the date of acquisition as determined by an independent valuation firm.

Intangible assets are summarized as follows (in millions):

	June 28, 2008		March 31, 2008
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$380.7	$—	$377.6	$—
Tradenames (indefinite lived)	27.3	—	27.3	—

	408.0	—	404.9	—
Intangible assets subject to amortization:
Distributor and marketing relationships	192.5	(50.8)	192.3	(47.9)
Developed technology	26.0	(4.3)	26.0	(3.8)
Non-competition agreements	30.5	(30.3)	30.5	(30.3)
Patents	16.7	(11.9)	16.5	(11.4)

	265.7	(97.3)	265.3	(93.4)

Total intangible assets	$673.7	$(97.3)	$670.2	$(93.4)

4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost is determined based on standard cost with appropriate adjustments to approximate FIFO cost. Market is determined on the basis of estimated realizable values.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories consist of the following (in millions):

	June 28, 2008	March 31, 2008
Raw materials, parts and supplies	$36.7	$35.3
Work in process	14.4	13.4
Finished goods	21.5	22.3
Allowance for shrink and obsolescence	(2.5)	(2.2)

Inventories, net	$70.1	$68.8

5. Financial Instruments

The Company utilizes derivative instruments, specifically forward contracts and interest rate swap agreements, to manage its exposure to market risks such as foreign currency exchange and interest rate risks. The Company records derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value.

As of June 28, 2008, the Company had various foreign currency forward contracts outstanding to sell approximately $4.6 million, net by buying approximately EUR 6.4 million, net and selling approximately SKK 108.6 million. The outstanding contracts substantially expire on July 21, 2008. These contracts are arranged to manage the exposure to foreign currency risks related primarily to certain intercompany receivable and payable balances denominated in those currencies and substantially offset exchange losses and gains on underlying exposures. Gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other non-operating income (expense) in the Company’s consolidated statements of operations. The Company does not utilize hedge accounting treatment for its forward contracts. For the fiscal quarter ended June 28, 2008, the Company recorded a net loss of $0.4 million on the foreign currency forward contracts, which includes a $0.2 million realized loss upon settlement of certain contracts, and for the fiscal quarter ended June 30, 2007 recorded a net gain of $0.1 million, all of which was unrealized.

The Company utilizes interest rate swap agreements to mitigate its exposure to fluctuations in interest rates on variable-rate debt. The Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month London Interbank Offered Rate (“LIBOR”) and makes periodic payments at specified fixed rates.

The following table describes the terms of the Company’s interest rate swap agreements:

Trade Dates	Effective Dates	Maturity Dates	Notional Amounts (in millions)	Pay Fixed Rates	Receive Three-Month LIBOR as of June 28, 2008
December 9, 2005	January 20, 2006	September 30, 2010	$50.0	4.927%	2.818%
March 24, 2006	August 22, 2006	June 30, 2010	50.0	5.121%	2.658%
November 21, 2007	November 27, 2007	November 27, 2009	20.0	4.034%	2.638%

Total			$120.0

These interest rate swaps have been designated as cash flow hedges, and changes in the Company’s cash flows attributable to the risk being hedged are expected to be offset by the hedging derivatives. To the extent the swaps provide an effective hedge, changes in the fair value of the interest rate swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness related to the interest rate swaps will be recorded

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through earnings. Other comprehensive income of $1.9 million (net of tax of $1.3 million) and $0.8 million (net of tax of $0.5 million) for the fiscal quarters ended June 28, 2008 and June 30, 2007, respectively, reflects increases in fair value of the interest rate swaps due to fluctuations in market interest rates during those periods.

Our derivative instruments are valued using modeling techniques that incorporate level 2 observable inputs as defined by FAS 157. Key inputs include interest rate yield curves, foreign exchange rates, spot prices and volatility. The following table presents the fair value measurements of our derivatives and their associated fair value hierarchy level as of June 28, 2008 (in millions):

	Fair Value	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Foreign exchange forward contracts	$0.1	$—	$0.1	$—
Interest rate swaps	3.3	—	3.3	—

Total liabilities	$3.4	$—	$3.4	$—

Foreign exchange forward contracts are reflected within accruals and other liabilities, and interest rate swaps are classified within other long-term liabilities on the Company’s consolidated balance sheet as of June 28, 2008.

6. Restructuring Costs

The following reflects activity associated with costs related to the Company’s restructuring initiatives (in millions):

	Fiscal Quarter Ended June 28, 2008	Fiscal Quarter Ended June 30, 2007
Employee severance and exit costs:
Accrued	$1.0	$0.3
Expensed as incurred	0.3	0.3

Total	$1.3	$0.6

For the fiscal quarter ended June 28, 2008, the Company incurred $1.3 million of restructuring costs primarily related to the rationalization of its water and heat meter product lines across Europe, the Middle East, Africa and South America and an early retirement program in Germany. Additional restructuring costs of $4 million to $5 million are expected to be incurred in fiscal 2009 as current restructuring programs are completed and new initiatives are undertaken. These and other planned activities affect both direct and indirect personnel and are expected to result in a net headcount reduction of approximately 50 to 60 employees primarily in the Company’s German meter production facilities.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring accruals are summarized as follows (in millions):

	Fiscal Quarter Ended June 28, 2008	Fiscal Quarter Ended June 30, 2007
Balance at beginning of year	$7.6	$6.5
Cash payments	(1.1)	(1.3)
Write-off of accrued inventory charges	—	(0.1)
Accrual of new committed/announced programs	1.0	0.3

Balance at end of period	$7.5	$5.4

Current portion	$5.1	$2.6
Non-current portion	2.4	2.8

Total	$7.5	$5.4

Restructuring accruals are reflected within current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. As of June 28, 2008, restricted cash of $2.2 million, comprising $1.2 million classified as other long-term assets and $1.0 million classified as prepayments and other current assets in the accompanying consolidated balance sheet, was earmarked to fund the Company’s early retirement contracts for certain of its German employees.

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

The following represents a reconciliation of the changes in product warranty reserves (in millions):

	Fiscal Quarter Ended June 28, 2008	Fiscal Quarter Ended June 30, 2007
Balance at beginning of year	$10.7	$8.8
Warranties accrued	2.7	1.9
Settlements made	(2.7)	(2.1)
Foreign currency translation adjustment	0.1	—

Balance at end of period	$10.8	$8.6

Current portion	$7.8	$5.5
Non-current portion	3.0	3.1

Total	$10.8	$8.6

8. Retirement Benefits

The Company has defined benefit plans in Germany and the United States. Pension benefits in Germany for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The U.S. defined benefit

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plan consists of only unionized hourly employees. The Company’s policy is to fund its pension obligations in conformity with the funding requirements of the laws and governmental regulations applicable in the respective country.

Net periodic benefit cost for the German pension plan consists of the following (in millions):

	Fiscal Quarter Ended June 28, 2008	Fiscal Quarter Ended June 30, 2007
Service cost	$0.2	$0.2
Interest cost	0.7	0.5
Amortization of prior service cost	0.1	0.1

Net periodic benefit cost	$1.0	$0.8

Net periodic benefit cost for the U.S. pension plan consists of the following (in millions):

	Fiscal Quarter Ended June 28, 2008	Fiscal Quarter Ended June 30, 2007
Service cost	$0.3	$0.3
Interest cost	0.1	0.1
Expected return on plan assets	(0.1)	(0.1)

Net periodic benefit cost	$0.3	$0.3

The Company expects to continue to make contributions sufficient to fund benefits paid under its U.S. pension plan. The Company contributed approximately $0.2 million in the current fiscal quarter to its U.S. plan. Required contributions for the current fiscal year will total approximately $0.9 million, and additional contributions may be made at the Company’s discretion.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income and also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company has adopted FAS 158 with regards to the funded status as of March 31, 2008 and with regards to the measurement date as of April 1, 2008 for its U.S. pension plan. This adoption requires the Company to change its measurement date for the U.S. pension plan to March 31 from January 1. As a result of this adoption the Company recognized a cumulative-effect adjustment to retained earnings of $0.1 million (net of tax of $0.1 million) required by FAS 158, which increased the accumulated deficit at April 1, 2008. The Company’s German pension plan already had a measurement date of March 31 and thus no adjustment was necessary.

9. Business Segment Information

Reporting Segments. The Company has two principal product groups: metering systems products and support products. Metering systems products include metering, AMR and/or AMI communications systems and four principal metering product categories: water, gas, heat and electricity. Support products include pipe joining and repair products and die casting products. The two product groups, plus corporate operations, are organized into two reporting segments: Metering and Related Communication Systems and All Other.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Metering and Related Communication Systems revenues consist solely of third-party sales; and All Other revenues consist of third-party and inter-segment sales.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides revenue, operating income and pre-tax loss before minority interest for each segment (in millions):

	Fiscal Quarter Ended
	June 28, 2008	June 30, 2007
Segment revenues
Metering and related communication systems (1)	$153.5	$141.5
All other	35.2	33.9
Eliminations of inter-segment sales	(3.6)	(4.4)

Total	$185.1	$171.0

Operating income (loss)
Metering and related communication systems (1)	$4.8	$8.3
All other	1.8	(0.2)

Total	$6.6	$8.1

Profit (loss) before income taxes and minority interest
Metering and related communication systems (1)	$4.8	$8.0
All other	(7.7)	(10.6)

Total	$(2.9)	$(2.6)

(1)	Metering and related communication systems segment revenue for the fiscal quarter ended June 28, 2008 excludes $20.7 million of deferred revenue under SOP 97-2 related to the deployment under long-term AMI electric and gas contracts. Additionally, metering and related communications systems operating income and profit before income taxes and minority interest for the fiscal quarter ended excludes $8.2 million of revenue billed to customers less incremental direct costs incurred (net of amortization) related to these long-term AMI electric and gas contracts that has been deferred under SOP 97-2 (see Note 1 Deferred Revenue and Deferred Costs).

Geographic Information. Net sales to third parties and long-lived assets, which include property, plant and equipment (net), intangible assets (net) and goodwill, by geographic region are as follows (in millions):

	Net Sales		Long-Lived Assets
	Fiscal Quarter Ended June 28, 2008	Fiscal Quarter Ended June 30, 2007	June 28, 2008	March 31, 2008
North America	$112.6	$109.1	$578.7	$579.4
Europe, Middle East, Africa	62.1	49.9	108.7	109.9
South America	2.7	5.0	2.0	2.1
Asia	7.7	7.0	9.2	9.0

Total	$185.1	$171.0	$698.6	$700.4

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

North America geographic net sales to third parties for the fiscal quarter ended June 28, 2008 excludes $20.7 million of deferred revenue under SOP 97-2 from long-term AMI electric and gas contracts (see Note 1 Deferred Revenue and Deferred Costs).

10. Comprehensive Loss

Comprehensive loss consists of the following (in millions):

	Fiscal Quarter Ended June 28, 2008	Fiscal Quarter Ended June 30, 2007
Net loss	$(2.5)	$(2.5)
Other comprehensive income (loss):
Foreign currency translation adjustment	(0.1)	0.7
Unrealized gain on interest rate swaps, net of tax	1.9	0.8

Comprehensive loss	$(0.7)	$(1.0)

11. Income Taxes

The income tax benefit for the current fiscal quarter reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate. No income tax benefit was previously recorded for operating losses incurred on an interim basis where the realization of any such benefit was considered uncertain.

In accordance with FIN 48, the Company had $3.4 million of unrecognized tax benefits as of June 28, 2008, including interest and penalties, $3.2 million of which is reflected in other long-term liabilities on the accompanying consolidated balance sheet. The total amount of net unrecognized tax benefits that, if recognized in a future period, would affect the effective rate was $3.4 million as of June 28, 2008.

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. As of June 28, 2008 and March 31, 2008, the Company accrued $0.7 million in other long-term liabilities for interest and penalties.

The Company does not expect there to be any material changes in the amount of unrecognized tax benefits within the next 12 months. The gross amount of the decrease in unrecognized tax benefits as a result of tax positions taken during a prior period was $0.3 million. The gross amount of the increase in unrecognized tax benefits as a result of tax positions taken during the current period was less than $0.1 million.

As of April 1, 2008, the Company is subject to U.S. federal income tax examination for fiscal years ending March 31, 2006 through 2008. The Internal Revenue Service completed an audit of the Company’s March 31, 2005 U.S. consolidated Federal Income Tax Return during the first quarter of fiscal 2009. No adjustments to taxable income resulted from the audit. The Company is subject to foreign and state and local income tax examination for fiscal years ending March 31, 2005 through 2008. Presently, the Company is under audit in one foreign jurisdiction.

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

The Company entered into contracts that contain guarantees that could require performance or payment under certain conditions. The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At June 28, 2008, the Company had $12.8 million of letters of credit outstanding with expiration dates ranging from one month to 12 months.

Environmental Matters

The Company is aware of known contamination at the following United States facilities: Russellville, Kentucky; DuBois and Uniontown, Pennsylvania; and Texarkana, Arkansas as a result of historic releases of hazardous materials. The former owner of these sites is investigating, remediating and monitoring these properties. The Company is obligated to reimburse the former owner for a portion of cash paid on the remediation plus interest on cash paid at all sites other than Russellville (the “Reimbursement Sites”), where the former owner pays all remediation costs. The Company is unable to estimate the amount of such costs at this time. In connection with the acquisition of Invensys Metering Systems, certain subsidiaries of Invensys agreed to retain liability for the reimbursement obligations related to the Reimbursement Sites.

In addition, there is contamination in the soil and groundwater at our facility in Ludwigshafen, Germany. We were indemnified by the former owner against costs that may result from the contamination, but have accepted a lump sum payment from them in return for a release of their indemnity. We also have an indemnity, subject to certain limitations, from certain subsidiaries of Invensys regarding this facility pursuant to the terms of the purchase agreement governing the acquisition of Invensys Metering Systems.

Based on information currently available, the Company believes that future environmental compliance expenditures will not have a material effect on its financial position or results of operations, and has established allowances the Company believes are adequate to cover potential exposure to environmental liabilities. However, as to any of the above-described indemnities, we are subject to the credit risk of the indemnifying parties. If the indemnifying parties are unable to reimburse us of our share of the cost of remediation, additional environmental compliance costs and liabilities could reduce the Company’s future net income and cash available for operations.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Debt

The Company’s total indebtedness outstanding consists of the following (in millions):

	June 28, 2008	March 31, 2008
Current portion of European term loan facility	$—	$0.1

Total current portion of long-term debt and short-term borrowings	—	0.1
U.S. term loan facility	162.0	162.0
European term loan facility	4.2	11.1
Senior subordinated notes	275.0	275.0

Total long-term debt	441.2	448.1

Total debt	$441.2	$448.2

14. Guarantor Subsidiaries

The following tables present the condensed consolidating balance sheets at June 28, 2008 (unaudited) and March 31, 2008 and unaudited statements of operations and cash flows for the fiscal quarters June 28, 2008 and June 30, 2007 for a) Bermuda 2 (referred to as Parent), b) Sensus Metering Systems Inc. (“SMS Inc.”), the issuer of the Notes (referred to as Issuer), c) on a combined basis, the subsidiaries of Bermuda 2 that are guaranteeing the Notes (referred to as Guarantor Subsidiaries) and d) on a combined basis, the subsidiaries of Bermuda 2 that are not guaranteeing the Notes (referred to as Non-Guarantor Subsidiaries). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because SMS Inc. and the Guarantor Subsidiaries are 100% owned by Bermuda 2, the guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets (unaudited)

June 28, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$3.4	$0.6	$23.8	$—	$27.8
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	50.9	13.7	44.9	—	109.5
From affiliates	(0.9)	26.4	2.7	(28.2)	—	—
Other	—	—	1.0	—	—	1.0
Inventories, net	—	28.3	13.6	28.2	—	70.1
Prepayments and other current assets	—	2.6	2.2	6.7	—	11.5
Deferred income taxes	—	4.6	0.4	—	—	5.0
Deferred costs	—	4.4	—	—	—	4.4
Assets held for sale	—	—	—	29.1	—	29.1

Total current assets	(0.9)	120.6	34.2	104.5	—	258.4

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	38.7	27.3	56.2	—	122.2
Intangible assets, net	—	152.4	9.4	33.9	—	195.7
Goodwill	—	298.2	55.0	27.5	—	380.7
Investment in subsidiaries	678.8	163.3	—	—	(842.1)	—
Deferred income taxes	—	1.6	15.1	—	—	16.7
Deferred costs	—	34.4	—	0.1	—	34.5
Other long-term assets	0.4	20.4	—	2.7	—	23.5

Total assets	$678.3	$1,262.8	$141.0	$254.0	$(1,304.4)	$1,031.7

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$38.4	$8.6	$27.8	$—	$74.8
Accruals and other current liabilities	—	31.5	3.9	35.0	—	70.4
Income taxes payable	—	8.2	(8.7)	0.5	—	—
Restructuring accruals	—	—	0.1	5.0	—	5.1
Deferred revenue	—	7.2	—	0.2	—	7.4
Liabilities held for sale	—	—	—	20.1	—	20.1

Total current liabilities	—	85.3	3.9	88.6	—	177.8

Notes payable to affiliates	462.3	21.6	(24.2)	2.6	(462.3)	—
Long-term debt, less current portion	—	437.0	—	4.2	—	441.2
Pensions	—	0.6	0.7	51.7	—	53.0
Deferred income taxes	—	52.1	(3.3)	23.1	—	71.9
Deferred revenue	—	50.9	—	—	—	50.9
Other long-term liabilities	—	7.8	5.2	4.2	—	17.2
Minority interest	—	—	—	3.7	—	3.7

Total liabilities	462.3	655.3	(17.7)	178.1	(462.3)	815.7

Stockholders’ equity	216.0	607.5	158.7	75.9	(842.1)	216.0

Total liabilities and stockholders’ equity	$678.3	$1,262.8	$141.0	$254.0	$(1,304.4)	$1,031.7

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$10.2	$0.8	$25.9	$—	$36.9
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	49.4	11.4	42.4	—	103.2
From affiliates	(0.9)	21.8	1.9	(22.8)	—	—
Other	—	—	0.7	0.1	—	0.8
Inventories, net	—	28.8	12.8	27.2	—	68.8
Prepayments and other current assets	—	2.8	1.1	6.3	—	10.2
Deferred income taxes	—	4.6	0.4	—	—	5.0
Deferred costs	—	3.1	—	—	—	3.1
Assets held for sale	—	—	—	27.4	—	27.4

Total current assets	(0.9)	120.7	29.1	106.5	—	255.4

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	38.3	28.3	57.0	—	123.6
Intangible assets, net	—	154.7	10.2	34.3	—	199.2
Goodwill	—	295.1	55.0	27.5	—	377.6
Investment in subsidiaries	679.7	158.0	—	—	(837.7)	—
Deferred income taxes	—	2.8	14.6	—	—	17.4
Deferred costs	—	23.2	—	0.1	—	23.3
Other long-term assets	0.3	19.7	(0.2)	3.0	—	22.8

Total assets	$679.1	$1,245.7	$137.0	$257.5	$(1,300.0)	$1,019.3

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$42.3	$7.7	$27.8	$—	$77.8
Accruals and other current liabilities	—	30.3	3.5	32.0	—	65.8
Current portion of long-term debt	—	—	—	0.1	—	0.1
Income taxes payable	—	7.4	(7.8)	0.4	—	—
Restructuring accruals	—	—	0.1	5.1	—	5.2
Deferred revenue	—	5.0	—	0.4	—	5.4
Liabilities held for sale	—	—	—	18.8	—	18.8

Total current liabilities	—	85.0	3.5	84.6	—	173.1

Notes payable to affiliates	462.3	17.3	(19.9)	2.6	(462.3)	—
Long-term debt, less current portion	—	437.0	—	11.1	—	448.1
Pensions	—	0.4	0.5	51.6	—	52.5
Deferred income taxes	—	52.1	(3.3)	23.1	—	71.9
Deferred revenue	—	32.4	—	—	—	32.4
Other long-term liabilities	—	12.4	4.8	4.1	—	21.3
Minority interest	—	—	—	3.2	—	3.2

Total liabilities	462.3	636.6	(14.4)	180.3	(462.3)	802.5

Stockholders’ equity	216.8	609.1	151.4	77.2	(837.7)	216.8

Total liabilities and stockholders’ equity	$679.1	$1,245.7	$137.0	$257.5	$(1,300.0)	$1,019.3

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended June 28, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$85.8	$30.3	$76.5	$(7.5)	$185.1
Cost of sales	—	65.0	25.3	56.7	(7.5)	139.5

Gross profit	—	20.8	5.0	19.8	—	45.6

Selling, general and administrative expenses	—	17.7	(0.8)	16.5	—	33.4
Restructuring costs	—	—	—	1.3	—	1.3
Amortization of intangible assets	—	2.3	0.8	0.5	—	3.6
Other operating expense, net	—	0.6	—	0.1	—	0.7

Operating income	—	0.2	5.0	1.4	—	6.6

Non-operating (expense) income:
Interest (expense) income, net	—	(9.1)	0.1	(0.8)	—	(9.8)
Equity in (loss) earnings of subsidiaries	(2.5)	7.2	—	—	(4.7)	—
Other income, net	—	0.1	—	0.2	—	0.3

(Loss) income before income taxes and minority interest	(2.5)	(1.6)	5.1	0.8	(4.7)	(2.9)

Provision (benefit) for income taxes	—	1.1	(2.3)	0.4	—	(0.8)

(Loss) income before minority interest	(2.5)	(2.7)	7.4	0.4	(4.7)	(2.1)

Minority interest	—	—	—	(0.4)	—	(0.4)

Net (loss) income	$(2.5)	$(2.7)	$7.4	$—	$(4.7)	$(2.5)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended June 30, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$84.0	$29.7	$66.2	$(8.9)	$171.0
Cost of sales	—	62.5	25.0	49.0	(8.9)	127.6

Gross profit	—	21.5	4.7	17.2	—	43.4

Selling, general and administrative expenses	—	15.0	—	13.7	—	28.7
Restructuring costs	—	—	—	0.6	—	0.6
Amortization of intangible assets	—	4.2	0.8	0.5	—	5.5
Other operating expense (income), net	—	0.7	—	(0.2)	—	0.5

Operating income	—	1.6	3.9	2.6	—	8.1

Non-operating (expense) income:
Interest expense, net	—	(9.5)	—	(1.1)	—	(10.6)
Equity in (loss) earnings of subsidiaries	(2.5)	6.7	—	—	(4.2)	—
Other expense, net	—	(0.1)	—	—	—	(0.1)

(Loss) income before income taxes and minority interest	(2.5)	(1.3)	3.9	1.5	(4.2)	(2.6)

Provision (benefit) for income taxes	—	0.7	(2.0)	0.5	—	(0.8)

(Loss) income before minority interest	(2.5)	(2.0)	5.9	1.0	(4.2)	(1.8)

Minority interest	—	—	—	(0.7)	—	(0.7)

Net (loss) income	$(2.5)	$(2.0)	$5.9	$0.3	$(4.2)	$(2.5)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Fiscal Quarter Ended June 28, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(2.5)	$(2.7)	$7.4	$—	$(4.7)	$(2.5)
Non-cash adjustments	—	5.8	2.2	3.5	—	11.5
Undistributed equity in loss (earnings) of subsidiaries	2.5	(7.2)	—	—	4.7	—
Changes in operating assets and liabilities	—	2.1	(9.4)	2.3	—	(5.0)

Net cash (used in) provided by operating activities	—	(2.0)	0.2	5.8	—	4.0

Investing activities
Expenditures for property, plant and equipment and software development costs	—	(4.8)	(0.4)	(1.0)	—	(6.2)

Net cash used in investing activities	—	(4.8)	(0.4)	(1.0)	—	(6.2)

Financing activities
Principal payments on debt	—	—	—	(7.0)	—	(7.0)

Net cash used in financing activities	—	—	—	(7.0)	—	(7.0)

Effect of exchange rate changes on cash	—	—	—	0.1	—	0.1
Decrease in cash and cash equivalents	—	(6.8)	(0.2)	(2.1)	—	(9.1)

Cash and cash equivalents at beginning of year	$—	$10.2	$0.8	$25.9	$—	$36.9

Cash and cash equivalents at end of period	$—	$3.4	$0.6	$23.8	$—	$27.8

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Fiscal Quarter Ended June 30, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(2.5)	$(2.0)	$5.9	$0.3	$(4.2)	$(2.5)
Non-cash adjustments	—	6.7	2.1	3.7	—	12.5
Undistributed equity in loss (earnings) of subsidiaries	2.5	(6.7)	—	—	4.2	—
Changes in operating assets and liabilities	—	(7.9)	(8.4)	0.1	—	(16.2)

Net cash (used in) provided by operating activities	—	(9.9)	(0.4)	4.1	—	(6.2)

Investing activities
Expenditures for property, plant and equipment, intangibles and software development costs	—	(1.9)	(0.9)	(4.4)	—	(7.2)

Net cash used in investing activities	—	(1.9)	(0.9)	(4.4)	—	(7.2)

Financing activities
Increase in short-term borrowings	—	9.2	—	—	—	9.2
Principal payments on debt	—	(5.0)	—	(3.0)	—	(8.0)

Net cash provided by (used in) financing activities	—	4.2	—	(3.0)	—	1.2

Effect of exchange rate changes on cash	—	—	—	0.1	—	0.1
Decrease in cash and cash equivalents	—	(7.6)	(1.3)	(3.2)	—	(12.1)

Cash and cash equivalents at beginning of year	$—	$12.3	$1.2	$21.4	$—	$34.9

Cash and cash equivalents at end of period	$—	$4.7	$(0.1)	$18.2	$—	$22.8

15. Assets and Liabilities Held for Sale

The Company is a partner, with a 60% interest, in a joint venture in China for its Sensus Precision Die-Casting business with Runlin. The joint venture is called Sensus-Rongtai Precision Die Casting (Yangzhou) Co., Ltd. (“PDC Rongtai”) and is headquartered in Jiangdu, China. During fiscal 2008, the Company entered into discussions with its existing partner Runlin for the sale of its ownership interest in PDC Rongtai. PDC Rongtai along with PDC U.S. operations located in Russellville, Kentucky comprise the Company’s precision die casting operations, which aggregate into its “All Other” reporting segment. During the fourth quarter of fiscal 2008, the Company concluded that the plan of sale criteria in FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met. Accordingly, the carrying value of the net assets was adjusted to its fair value less costs to sell, which the Company currently estimates at $9.3 million, based upon its ongoing negotiations for the sale. In the accompanying consolidated balance sheets, the assets and liabilities have been aggregated and presented separately as assets held for sale and liabilities held for sale.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For comparative purposes, the table below reflects the assets and liabilities of PDC Rongtai for June 28, 2008 and March 31, 2008 (in millions):

	June 28, 2008	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$0.8	$0.7
Accounts receivable:
Trade, net of allowance for doubtful accounts	4.1	3.9
(To) from affiliates	(0.2)	0.4
Other	1.8	0.2
Inventories, net	3.2	3.5
Prepayments and other current assets	3.9	2.6

Total current assets	13.6	11.3

Property, plant and equipment, net	15.5	14.8
Other long-term assets	—	1.7

Total assets	$29.1	$27.8

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$3.8	$3.5
Accruals and other current liabilities	2.7	2.0
Short-term borrowings	5.9	5.8

Total current liabilities	12.4	11.3

Long-term debt, less current portion	0.5	0.5
Minority interest	7.2	7.0

Total liabilities	20.1	18.8

Stockholder’s equity	9.0	9.0

Total liabilities and stockholder’s equity	$29.1	$27.8

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

We operate on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. References herein to a fiscal quarter refer to the three-month period ended as of that date. The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements for the fiscal quarter ended June 28, 2008 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2008 and related notes thereto included in our Annual Report on Form 10-K filed with the SEC.

Unless the context otherwise indicates or requires, the use in this Quarterly Report on Form 10-Q of the terms “we,” “us,” “our” or the “Company” refers to Sensus Metering Systems (Bermuda 2) Ltd. and its consolidated subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts to the nearest hundred thousand dollars.

General

We are a leading provider of advanced metering technologies and related metering communications systems to the worldwide utility industry and have over a century of experience in designing and manufacturing metering products. We believe we are the largest global manufacturer of water meters and have a substantial share of the sales of AMR devices to the North American water utilities market. Additionally, we believe we are a leading global developer and manufacturer of gas and heat metering systems and are a growing participant in the North American electric metering systems market. We are recognized throughout the utility industry for developing and manufacturing metering products with long-term accuracy and unique product features, innovative metering communications systems, as well as for providing comprehensive customer service for all of our products and services. Continuing our efforts to provide the utility markets with leading edge metering communications systems, in July 2006 we acquired AMDS, a developer of an AMI fixed network RF system. With the acquisition we now provide an advanced fixed network AMI solution to all three North American utility markets. In addition to our metering business, we believe we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die castings.

History

Although we and our predecessors have been supplying metering and related products for over a century, our current business was created in early 1999 when BTR plc and Siebe plc merged to form Invensys. Following this merger and until the completion of the acquisition of Invensys Metering Systems, our business was generally operated by Invensys as a single product group and participated in various strategic initiatives implemented by Invensys, including customer development, services, project management and lean supply chain programs. We acquired the Invensys Metering Systems businesses from Invensys on December 17, 2003.

AMDS Acquisition

On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $62.6 million consisting of $49.8 million in cash and 15,000 vested preference shares issued by Bermuda 1 with an estimated fair value of $12.8 million. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Bermuda 1, cash on hand and utilization of the Company’s revolving credit facility. The vested preference shares are subject to mandatory redemption by Bermuda 1 for $15 million at the option of the holder once certain future financial performance targets are achieved. On the earlier of an initial public offering, change in control or the fifth anniversary of the closing date, any vested shares that have not been redeemed for liquidation value or converted into common shares of Bermuda 1 will then become redeemable by Bermuda 1 or convertible regardless of whether the performance measures have been met. During the fourth quarter of fiscal 2008, the first performance threshold was achieved related to 50% of the vested preference shares. Accordingly, 7,500 vested preference shares were released from restrictions. In the first quarter of fiscal 2009, the holder of the vested preference shares opted to redeem the 7,500 unrestricted shares for $7.5 million in cash. As required by the AMDS purchase agreement, the $7.5 million will be funded by Bermuda 1 during the second quarter of fiscal 2009 and will have no impact on the Company’s financial statements.

This acquisition provides the Company with core capability to deliver comprehensive AMI technology with robust two-way offerings to the electricity market and powerful one-way solutions for the water and gas markets, which complements the Company’s existing AMR technologies. Prior to the acquisition, the Company had marketed AMDS’ technology to the electric utility and combined utility markets in North America under an exclusive licensing agreement.

The Company is also required to make additional future cash payments to former AMDS shareholders based on a specified percentage of certain financial performance measures of the acquired business through March 2011. As of June 28, 2008, the Company has accrued $10.6 million related to the performance of the acquired business, net of $0.9 million paid in accordance with the purchase agreement, of which $9.1 million was classified as accruals and other current liabilities ($4.6 million of which was paid in July 2008) and $1.5 million was classified as other long-term liabilities in the accompanying consolidated balance sheet.

In addition, on the date of acquisition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15.0 million if the specified performance thresholds are achieved over the relevant period. As of June 28, 2008, none of these preference shares has become vested.

Bermuda 1 is legally obligated to satisfy any future redemption requirements of the vested and unvested preference shares; the Company is not obligated to fulfill any future redemption requirements on behalf of Bermuda 1. Accordingly, the estimated fair value of the vested preference shares has been reflected within stockholder’s equity in the accompanying consolidated balance sheets at June 28, 2008 and March 31, 2008 since it represents a capital contribution from Bermuda 1.

Other Information about Our Business

The following table presents, as of the dates indicated, additional information about our operations and business:

	Fiscal Quarter Ended
	June 28, 2008	March 31, 2008	December 29, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Orders (in millions)	$197.6	$228.7	$176.9	$182.0	$172.6	$185.3
Total net sales (in millions)	$185.1	$184.8	$162.2	$176.2	$171.0	$188.4
Employees	3,864	3,979	3,932	3,884	3,862	3,762

Backlog

The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders. Total backlog at June 28, 2008 was $108.6 million, compared with $83.2 million at June 30, 2007. The 31% increase primarily reflects orders related to our AMI electric contracts. In addition, at June 28, 2008 the Company to date had approximately 6.6 million AMI electric and gas endpoints under contract of which 600,000 endpoints had been shipped. The potential aggregate future revenue of unshipped endpoints under these contracts was approximately $450 million at June 28, 2008, of which approximately $23 million is included in backlog. No assurance can be made that firm purchase orders will be placed under these contracts.

Results of Operations

The following table provides summary results of operations of the Company for the periods presented:

(in millions)	Fiscal Quarter Ended June 28, 2008%		Fiscal Quarter Ended June 30, 2007%
Net sales	$185.1	100%	$171.0	100%
Gross profit	45.6	25%	43.4	25%
Selling, general and administrative expenses	33.4	18%	28.7	17%
Restructuring costs	1.3	1%	0.6	—
Amortization of intangible assets	3.6	2%	5.5	3%
Other operating expense, net	0.7	—	0.5	—

Operating income	6.6	4%	8.1	5%
Interest expense, net	(9.8)	(5)%	(10.6)	(7)%
Other income (expense), net	0.3	—	(0.1)	—

Loss before income taxes and minority interest	(2.9)	(1)%	(2.6)	(2)%
Benefit for income taxes	(0.8)	—	(0.8)	(1)%

Loss before minority interest	(2.1)	(1)%	(1.8)	(1)%
Minority interest	(0.4)	—	(0.7)	—

Net loss	$(2.5)	(1)%	$(2.5)	(1)%

Fiscal Quarter Ended June 28, 2008 Compared with Fiscal Quarter Ended June 30, 2007

Net Sales. Net sales increased $14.1 million (including an $8.4 million favorable foreign currency impact), or 8%, to $185.1 million for the fiscal quarter ended June 28, 2008 from $171.0 million for the fiscal quarter ended June 30, 2007. This increase was due to continued growth in AMR and AMI applications with water meters and higher sales in Europe largely reflecting the weaker U.S. dollar.

Net sales excludes $20.7 million of revenue billed to customers from long-term AMI electric and gas contracts that has been deferred under SOP 97-2 (see Note 1 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report and “—Non-GAAP Measures” below). Including the deferred revenue, net sales for the fiscal quarter ended June 28, 2008 would have been $205.8 million, an increase of 20% compared with the fiscal quarter ended June 30, 2007.

AMI & Electric sales, excluding the $20.7 million of revenue billed to customers from long-term AMI electric and gas contracts that has been deferred under SOP 97-2 (see Note 1 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report and “—Non-GAAP Measures” below) increased $2.0 million, or 7%, for the fiscal quarter ended June 28, 2008, as compared to the fiscal quarter ended June 30, 2007, due to continued growth in sales our AMR and FlexNet® water modules. Including the deferred revenue, AMI & Electric sales would have increased $22.7 million, or 74%, compared to the prior corresponding fiscal quarter.

Water and heat meter sales increased $10.1 million (including a $7.9 million favorable foreign currency impact), or 11%, for the fiscal quarter ended June 28, 2008 as compared to the fiscal quarter ended June 30, 2007. This increase was principally the result of growth in Europe and Africa, partially offset by declining sales in South America due to the completion of a large contract in March 2008.

Gas meter sales decreased marginally by $0.1 million for the current fiscal quarter as compared to the prior corresponding fiscal quarter due to lower sales volumes of residential gas meters.

Pipe joining and repair products sales increased $0.7 million, or 5%, for the fiscal quarter ended June 28, 2008 as compared to the fiscal quarter ended June 30, 2007. Sales from our precision die casting products increased $1.4 million (including a $0.5 million favorable foreign currency impact), or 10%, for the current fiscal quarter as compared to the prior corresponding fiscal quarter principally due to enhanced pricing arrangements with the U.S. automotive market.

Our top ten customers accounted for approximately 27% of net sales for the fiscal quarter ended June 28, 2008. No individual customer accounted for more than 10% of net sales.

Gross Profit. Gross profit increased $2.2 million (including a $2.5 million favorable foreign exchange impact), or 5%, to $45.6 million for the fiscal quarter ended June 28, 2008 from $43.4 million for the fiscal quarter ended June 30, 2007. The gross profit percentage remained at 25% for the current fiscal quarter as higher sales and cost reductions related to outsourcing certain manufacturing activities were offset by higher AMI infrastructure costs related to the expanding business and increased material costs for brass, plastic resins, steel and aluminum.

Gross profit excludes $8.2 million of revenue billed to customers less incremental direct costs incurred related to the deployment under long-term AMI electric and gas contracts that has been deferred under SOP 97-2 (see Note 1 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report and “—Non-GAAP Measures” below). This deferral has no effect on the Company’s cash flow as billings to customers occur when the network infrastructure and related endpoints are deployed and the associated costs are incurred. Including this $8.2 million, gross profit would have increased $10.4 million, or 24%, compared with the prior corresponding fiscal quarter, and gross profit as a percentage of net sales (including $20.7 million of deferred revenue) would have increased to 26% compared with 25% in such quarter.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the current fiscal quarter increased $4.7 million (including a $2.1 million unfavorable foreign currency impact), or 16%, compared to the prior corresponding fiscal quarter. SG&A expenses increased primarily due to our continued investment in infrastructure related to the growth of our AMI business.

Restructuring Costs. Restructuring costs for the fiscal quarter ended June 28, 2008 were $1.3 million, which increased $0.7 million from the fiscal quarter ended June 30, 2007 primarily due to the timing of European manufacturing restructuring initiatives.

Amortization of Intangible Assets. Amortization expense relates primarily to the intangible assets consisting of non-competition agreements, customer relationships and other intangible assets recorded at the time of the acquisition of Invensys Metering Systems and the intangible assets consisting of developed technology recorded as a result of the AMDS acquisition. Amortization of intangible assets decreased to $3.6 million for the current fiscal quarter from $5.5 million for the prior corresponding fiscal quarter due to the majority of our non-compete agreements having been fully amortized in December 2007.

Other Operating Expense, Net. Other operating expense, net of $0.7 million for the fiscal quarter ended June 28, 2008 increased $0.2 million from $0.5 million for the fiscal quarter ended June 30, 2007. Other operating expense, net for the current fiscal quarter consisted of a management fee of $0.6 million paid to The Jordan Company, L.P. and other expense of $0.1 million.

Interest Expense, Net. Interest expense, net decreased $0.8 million for the fiscal quarter ended June 28, 2008 primarily due to the early repayment of term loan borrowings.

Other Income (Expense), Net. Other income (expense), net of $0.3 million and $(0.1) million for the current and prior corresponding fiscal quarters, respectively, principally relate to net transactional foreign currency gains and losses.

Benefit for Income Taxes. Income tax benefit was $0.8 million for each of the fiscal quarters ended June 28, 2008 and June 30, 2007 and reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate.

Minority Interest. Minority interest expense decreased $0.3 million for the current fiscal quarter as compared to the prior corresponding fiscal quarter, which was principally attributable to our partner’s share of improved earnings for our Algerian joint venture being more than offset by losses for our PDC Rongtai Chinese joint venture that is being held for sale (see Note 15 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report).

Net Loss. Net loss of $2.5 million for the fiscal quarter ended June 28, 2008 remained the same from the fiscal quarter ended June 30, 2007 as a result of the factors described above.

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

Information regarding Adjusted Net Sales, EBITDA and Adjusted EBITDA is provided as management considers these measures important in evaluating and understanding its operating and financial performance. Management believes these measures provide useful information for our investors in trending, analyzing and benchmarking the performance and value of our business. Internally, these measures are used in our incentive compensation plans. However, these metrics for measuring the Company’s financial results may be different from comparable information provided by other companies and should not be used as an alternative to net sales, net income or cash flows from operating activities as determined in accordance with GAAP.

The following table sets forth a management reconciliation of the differences between Adjusted Net Sales and net sales determined in accordance with GAAP (in millions):

	Fiscal Quarter Ended June 28, 2008	Fiscal Quarter Ended June 30, 2007
Net sales	$185.1	$171.0
Revenue from long-term contracts deferred under SOP 97-2, net of amortization	20.7	—

Adjusted Net Sales	$205.8	$171.0

The following table sets forth a management reconciliation of the differences between EBITDA and Adjusted EBITDA as compared with the net loss determined in accordance with GAAP (in millions):

	Fiscal Quarter Ended June 28, 2008	Fiscal Quarter Ended June 30, 2007
Net loss	$(2.5)	$(2.5)
Depreciation and amortization	10.9	11.0
Interest expense, net	9.8	10.6
Income tax benefit	(0.8)	(0.8)
Minority interest	0.4	0.7

EBITDA	$17.8	$19.0
Revenue less incremental direct costs from long-term contracts deferred under SOP 97-2, net of amortization	8.2	—

Adjusted EBITDA	$26.0	$19.0

Adjusted Net Sales increased $34.8 million, or 20%, during the fiscal quarter ended June 28, 2008 driven by growth in the deployment of AMI solutions, continued growth in AMR applications as well as higher sales in Europe and Africa.

Adjusted EBITDA increased $7.0 million, or 37%, to $26.0 million for the fiscal quarter ended June 28, 2008 as compared to the prior corresponding fiscal quarter, and Adjusted EBITDA as a percentage of Adjusted Net Sales increased to 13% from 11%. This improvement reflects the growth in the AMI business and cost reductions related to the outsourcing of certain manufacturing operations, which more than offset increased AMI infrastructure and material costs.

Liquidity and Capital Resources

During the fiscal quarter ended June 28, 2008, we funded our operating, investing and financing requirements through cash flow generated from operating activities. We generally fund operating and capital requirements from a combination of cash on hand, cash flows from operating activities and borrowings under our senior credit facilities.

Net cash flow provided by operating activities for the fiscal quarter ended June 28, 2008 was $4.0 million compared with net cash flow used by operating activities of $6.2 million for the fiscal quarter ended June 30, 2007. The $10.2 million increase in net cash provided by operating activities was primarily driven by the timing of accounts payable and accrued expenses and cash flow generated from growth in our AMI business, a substantial portion of which was deferred for income statement recognition purposes under SOP 97-2 (see “—Non-GAAP Measures” above), partially offset by increased accounts receivable due to higher sales.

Cash expenditures for restructuring for the fiscal quarters ended June 28, 2008 and June 30, 2007 were $1.4 million and $1.6 million, respectively, and were reflected within cash used in operations. As of June 28, 2008, we had $7.5 million of restructuring accruals reflected on our consolidated balance sheet within current liabilities and other long-term liabilities. Additional cash restructuring expenses of $4 million to $5 million are expected to be incurred in fiscal 2009 as current restructuring programs are completed and new initiatives are undertaken.

Working capital as a percentage of net sales remained constant at 11% at June 28, 2008 as compared to June 30, 2007. Increased accounts receivable resulting from higher sales, the reclassification of net assets of PDC Rongtai as held for sale (see Note 15 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report) and reduced short-term borrowings were offset by higher accounts payable and accrued expenses.

Cash used for investing activities of $6.2 million and $7.2 million for the fiscal quarters ended June 28, 2008 and June 30, 2007, respectively, primarily represents payments for capital expenditures and software development costs. Expenditures for property, plant and equipment (“PP&E”) were $4.3 million, 53% of which reflected investment in the AMI business, and $6.4 million for the current and prior corresponding fiscal quarters, respectively. PP&E expenditure requirements were comprised of equipment, molds and tooling for replacement; and expenditures for cost reduction, maintenance, safety and expansion. For the remainder of fiscal 2009, we expect to make expenditures for PP&E of $20 million to $25 million reflecting our continuing emphasis on a growth-oriented PP&E expenditures program.

Cash (used in) provided by financing activities was $(7.0) million and $1.2 million in the fiscal quarters ended June 28, 2008 and June 30, 2007, respectively. Cash used in financing activities for the current fiscal quarter represents prepayments of principal of $7.0 million on the Company’s term loan facilities as the Company continues to reduce its outstanding indebtedness. Cash provided by financing activities for the prior corresponding fiscal quarter represents interim short-term borrowings under the Company’s revolving credit facility of $9.2 million partially offset by principal prepayments of $8.0 million on the Company’s term loan facilities. During the past twelve months the Company has reduced its indebtedness by $31.2 million.

We maintain senior credit facilities that provide for senior secured financing totaling $236.2 million, consisting of a) two term loan facilities in an aggregate amount of $166.2 million, including a $162.0 million U.S. term loan facility and a $4.2 million European term loan facility, and b) two revolving credit facilities in an aggregate amount of $70.0 million, under which $40.0 million is available in the form of U.S. dollar-denominated loans and $30.0 million is available in the form of U.S. dollar-denominated loans or in the form of euro- or U.K. sterling-denominated loans. See below for discussion regarding the Company’s total indebtedness at June 28, 2008. The term loan facilities mature on December 17, 2010. Borrowing costs for the a) term loan facilities are based on variable rates tied to adjusted LIBOR plus a 2% margin or the alternative base rate plus 1%, and b) revolving credit facilities are based on adjusted LIBOR plus a 2.25% margin or the alternative base rate plus 1.25% (exclusive in each case of a 0.5% facility fee). Up to $30.0 million of the revolving credit facilities is available in the form of letters of credit, and amounts repaid under the revolving credit facilities may be re-borrowed (subject to satisfaction of the applicable borrowing conditions) at any time prior to the maturity of the revolving credit facilities.

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

As of June 28, 2008, we had $441.2 million of total indebtedness outstanding, consisting of $275.0 million of senior subordinated notes, $162.0 million under the U.S. term loan facility and $4.2 million under the European term loan facility. Interest expense, net, excluding amortization of deferred financing costs, was $9.1 million for the fiscal quarter ended June 28, 2008. The next scheduled principal payments on the term loan facilities of approximately $0.4 million are due in the second quarter of fiscal 2010. There were no borrowings outstanding under the revolving credit facility at June 28, 2008; however, $12.8 million of the facility was utilized in connection with outstanding letters of credit. We were in compliance with all credit facility covenants at June 28, 2008.

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

In conjunction with the AMDS acquisition, the Company is legally obligated to satisfy any additional future cash payments to AMDS based on a specified percentage of certain financial performance measures of the acquired business through March 2011. As of June 28, 2008, the Company has accrued $10.6 million related to the performance of the acquired business, net of $0.9 million paid in accordance with the purchase agreement, of which $9.1 million was classified as accruals and other current liabilities ($4.6 million of which was paid in July 2008) and $1.5 million was classified as other long-term liabilities in the accompanying consolidated balance sheet. We believe that expected cash flows from operations will provide sufficient funds to fulfill this obligation.

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

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of June 28, 2008, assets of foreign subsidiaries constituted approximately 38% of total assets. Foreign currency exchange rate exposure is most significant with respect to our European and South American operations. For the fiscal quarters ended June 28, 2008 and June 30, 2007, net sales were positively impacted by the valuation of foreign currencies, primarily the euro, versus the U.S. dollar by $8.4 million and $3.8 million, respectively. In periods of a strengthening U.S. dollar, however, our results of operations could experience a negative currency translation impact.

Currency transaction exposure. Currency transaction exposure arises when a business has transactions denominated in foreign currencies. We have entered into forward contracts that are denominated in foreign currencies, principally euros and Slovakian korunas, to offset the remeasurement impact of currency rate changes on intercompany receivables and payables. These contracts are used to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into derivative instrument transactions for trading or speculative purposes. The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. Holding all other variables constant, a change in the contracted forward rates of 1% on our outstanding forward contracts denominated in the present foreign currencies would result in a marginal gain or loss. We believe any such gain or loss would offset the impact of currency losses and gains related to certain receivables and payables. We expect to continue to utilize forward contracts to manage foreign currency exchange risks in the future.

Interest rate risk. Under the terms of the Company’s senior credit facility, we pay a variable rate of interest based on LIBOR and are subject to interest rate risk as a result of changes in LIBOR. The Company’s total indebtedness as of June 28, 2008 was $441.2 million, of which $166.2 million bears interest at variable rates. As of June 28, 2008, all of our variable-rate borrowings were under the term loan facilities and were at the adjusted LIBOR plus a 2% margin. Of those borrowings, $120.0 million, or 72%, was hedged through interest rate swaps. At June 28, 2008, the weighted-average interest rate on our term loan facility borrowings was approximately 6.1% (consisting of approximately 4.1% LIBOR plus 2%). Holding all other variables constant, a change in the interest rate of 1% on our variable-rate debt, after giving effect to the interest rate swaps, would impact annual interest costs by $0.5 million.

To hedge exposure to variable interest rates, the Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at specified fixed rates. The following table describes the terms of the Company’s interest rate swap agreements:

Trade Dates	Effective Dates	Maturity Dates	Notional Amounts (in millions)	Pay Fixed Rates	Receive Three-Month LIBOR as of June 28, 2008
December 9, 2005	January 20, 2006	September 30, 2010	$50.0	4.927%	2.818%
March 24, 2006	August 22, 2006	June 30, 2010	50.0	5.121%	2.658%
November 21, 2007	November 27, 2007	November 27, 2009	20.0	4.034%	2.638%

Total			$120.0

The purpose of the swaps, designated as cash flow hedges, is to hedge the Company’s interest payments on a portion of its variable-rate debt. Changes in the Company’s cash flows attributable to the risk being hedged are expected to be offset by the hedging derivatives, and to the extent the swaps provide an effective hedge, changes in the fair value of the swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness of the swaps is required to be recognized in earnings; however, we anticipate the interest rate swaps will remain effective through maturity. Other comprehensive income of $1.9 million (net of tax of $1.3 million) and $0.8 million (net of tax of $0.5 million) for the fiscal quarters ended June 28, 2008 and June 30, 2007, respectively, reflects increases in fair value of the interest rate swaps due to fluctuations in market interest rates during those periods. We expect to continue to utilize interest rate swap agreements to manage interest rate risk in the future.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to legal proceedings arising out of the operations of our business. We believe that an adverse outcome of our existing legal proceedings, including the proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, would not have a material adverse impact on our business, financial condition or results of operations. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements could result in liabilities that have a material adverse impact on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, which was filed with the SEC on May 20, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fiscal quarter ended June 28, 2008.

Item 5. Other Information

(a)	On July 17, 2008, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), in connection with its annual performance and compensation review, approved the following adjustments to the compensation of the Company’s named executive officers: (i) Peter Mainz’s base salary was increased from $375,000 to $425,000 and his target bonus under the Company’s management incentive plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 16, 2008 (filed on May 22, 2008)) was increased from 45% to 50% and (ii) Colin Flannery’s base salary was increased from $257,508 to $270,000. No other adjustments were made to the compensation of the Company’s named executive officers. In addition, the Compensation Committee recently approved an incentive payment of $128,302 for José Hernandez under the Company’s management incentive plan based on the Company’s financial performance in fiscal 2008. No other named executive officer of the Company received an incentive payment for fiscal 2008.

(b)	None.

Item 6. Exhibits

A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

Date: July 23, 2008	By:	/s/ PETER MAINZ
Peter Mainz Chief Executive Officer & President (Principal Executive Officer)

Date: July 23, 2008	By:	/s/ MICHAEL S. BUCHANAN
Michael S. Buchanan Interim Chief Financial Officer & Director, Worldwide Tax (Principal Financial Officer)

Date: July 23, 2008	By:	/s/ THOMAS D. D’ORAZIO
Thomas D. D’Orazio Senior Vice President, Finance (Principal Accounting Officer)

SENSUS METERING SYSTEMS INC.

Date: July 23, 2008	By:	/s/ PETER MAINZ
Peter Mainz Chief Executive Officer & President (Principal Executive Officer)

Date: July 23, 2008	By:	/s/ MICHAEL S. BUCHANAN
Michael S. Buchanan Interim Chief Financial Officer & Director, Worldwide Tax (Principal Financial Officer)

Date: July 23, 2008	By:	/s/ THOMAS D. D’ORAZIO
Thomas D. D’Orazio Senior Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Offer Letter, dated June 4, 2008, by and between William T. Yeates and Sensus Metering Systems Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.