Form 10-Q
period 2008-09-30
SENSUS METERING SYSTEMS INC; SENSUS METERING SYSTEMS BERMUDA 2 LTD
filed 2008-10-24
CIK 1281223, 1281226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

8537 Six Forks Road, Suite 400, Raleigh, North Carolina 27615

(Address of principal executive offices) (Zip Code)

(919) 845-4000

(Registrants’ telephone number, including area code)

8601 Six Forks Road, Suite 300, Raleigh, North Carolina 27615

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

As of October 20, 2008, Sensus Metering Systems (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus Metering Systems (Bermuda 1) Ltd., and Sensus Metering Systems Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus Metering Systems (Bermuda 2) Ltd.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	September 30, 2008	March 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25.6	$36.9
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.4 and $1.5 at September 30, 2008 and March 31, 2008, respectively	106.9	103.2
Other	1.0	0.8
Inventories, net	69.0	68.8
Prepayments and other current assets	14.0	10.2
Deferred income taxes	5.0	5.0
Deferred costs	6.3	3.1
Assets held for sale	29.2	27.4

Total current assets	257.0	255.4
Property, plant and equipment, net	118.3	123.6
Intangible assets, net	192.1	199.2
Goodwill	388.4	377.6
Deferred income taxes	16.7	17.4
Deferred costs	50.0	23.3
Other long-term assets	23.6	22.8

Total assets	$1,046.1	$1,019.3

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$73.5	$77.8
Accruals and other current liabilities	69.7	65.8
Current portion of long-term debt	0.9	0.1
Restructuring accruals	2.9	5.2
Deferred revenue	10.6	5.4
Liabilities held for sale	19.9	18.8

Total current liabilities	177.5	173.1
Long-term debt, less current portion	436.1	448.1
Pensions	49.0	52.5
Deferred income taxes	71.9	71.9
Deferred revenue	76.8	32.4
Other long-term liabilities	19.7	21.3
Minority interest	4.5	3.2

Total liabilities	835.5	802.5
Commitments and Contingencies (Note 12)
STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	245.4	243.2
Accumulated deficit	(37.6)	(29.3)
Accumulated other comprehensive income	2.8	2.9

Total stockholder’s equity	210.6	216.8

Total liabilities and stockholder’s equity	$1,046.1	$1,019.3

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Fiscal Quarter Ended September 30, 2008	Fiscal Quarter Ended September 30, 2007	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007
NET SALES	$176.2	$176.2	$361.3	$347.2

COST OF SALES	134.8	129.6	274.3	257.2

GROSS PROFIT	41.4	46.6	87.0	90.0

OPERATING EXPENSES:
Selling, general and administrative expenses	34.4	30.0	67.8	58.7
Restructuring costs	0.8	0.9	2.1	1.5
Amortization of intangible assets	3.6	5.5	7.2	11.0
Other operating expense, net	0.6	0.4	1.3	0.9

OPERATING INCOME	2.0	9.8	8.6	17.9

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(10.0)	(10.5)	(19.8)	(21.1)
Other income (expense), net	0.1	(0.5)	0.4	(0.6)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(7.9)	(1.2)	(10.8)	(3.8)

(BENEFIT) PROVISION FOR INCOME TAXES	(2.9)	0.3	(3.7)	(0.5)

LOSS BEFORE MINORITY INTEREST	(5.0)	(1.5)	(7.1)	(3.3)

MINORITY INTEREST	(0.7)	(0.5)	(1.1)	(1.2)

NET LOSS	$(5.7)	$(2.0)	$(8.2)	$(4.5)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007
OPERATING ACTIVITIES:
Net loss	$(8.2)	$(4.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13.9	11.7
Amortization of intangible assets	7.2	11.0
Amortization of software development costs	0.9	—
Amortization of deferred financing costs	1.7	1.4
Net (gain) loss on foreign currency transactions	(0.4)	0.1
Minority interest	1.1	1.2
Changes in assets and liabilities used in operations:
Accounts receivable	(6.8)	3.3
Inventories	(2.1)	(1.2)
Other current assets	1.4	0.5
Net assets held for sale	(2.4)	—
Accounts payable, accruals and other current liabilities	(2.7)	(7.1)
Income taxes payable	(5.8)	(3.6)
Deferred revenue less deferred costs from long-term AMI electric and gas contracts	21.3	0.8
Other	(0.5)	1.7

Net cash provided by operating activities	18.6	15.3

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(10.5)	(11.5)
Purchases of intangible assets	—	(0.2)
Software development costs	(3.6)	(1.8)
AMDS contingent payments	(4.6)	(0.9)

Net cash used in investing activities	(18.7)	(14.4)

FINANCING ACTIVITIES:
Increase in short-term borrowings	—	5.1
Principal payments on debt	(11.2)	(13.0)

Net cash used in financing activities	(11.2)	(7.9)
Effect of exchange rate changes on cash	—	0.7

DECREASE IN CASH AND CASH EQUIVALENTS	(11.3)	(6.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$36.9	$34.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25.6	$28.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:

Interest	$17.9	$19.6

Income taxes, net of refunds	$2.1	$2.5

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

The Company was formed on December 17, 2003 through the acquisition of the metering systems and certain other businesses of Invensys plc (“Invensys”). Prior to the acquisition, the Company had no active business operations. The metering systems businesses operated by Invensys prior to the acquisition are referred to herein as “Invensys Metering Systems.” The acquisition was financed through a combination of borrowings under a $230.0 million term loan facility that is part of the Company’s senior credit facilities, the issuance of $275.0 million of 8 5/8% senior subordinated notes due 2013 (the “Notes”) and equity contributions from Bermuda 1.

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

The accompanying consolidated financial statements present results of the Company for the fiscal quarters and six months ended September 30, 2008 and 2007. The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

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

If the Company is unable to establish sufficient VSOE of fair value for the undelivered elements of its long-term contracts, such as those with certain AMI electric and gas utility customers, revenues of products and goods shipped to those customers are recognized ratably over the life of the contract, generally 10 to 20 years. The Company has not established VSOE of fair value on these contracts since there is not sufficient history of stand-alone customer support sales.

This accounting for revenue recognition has no effect on cash flow as billings to customers under these long-term AMI electric and gas contracts occur when the network infrastructure and related endpoints are deployed and the associated costs are incurred, generally over the first several years of the contract term.

Deferred Revenue and Deferred Costs

Deferred revenue and associated incremental direct costs result primarily from long-term AMI electric and gas contracts whereby the Company has deployed metering infrastructure, shipped product or performed services, including billing customers for the products and services, but for which all revenue recognition criteria for accounting purposes have not yet been met (see Revenue Recognition above). Deferred revenue and deferred costs are shown separately within total liabilities and total assets, respectively, in the accompanying consolidated balance sheets and are classified as current or long-term depending on duration.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents a reconciliation of the deferred revenue and deferred costs, net of amortization, for the periods presented (in millions):

	September 30, 2008	March 31, 2008
Current deferred revenue related to:
Long-term AMI electric and gas contracts	$7.5	$2.2
Other	3.1	3.2

Total	$10.6	$5.4

Long-term deferred revenue related to:
Long-term AMI electric and gas contracts	$75.1	$29.2
Other	1.7	3.2

Total	$76.8	$32.4

Current deferred costs related to long-term AMI electric and gas contracts	$6.3	$3.1

Long-term deferred costs related to:
Long-term AMI electric and gas contracts	$49.9	$23.2
Other	0.1	0.1

Total	$50.0	$23.3

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“FAS 157”). In February 2008, FAS 157 was amended by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for those recognized or disclosed on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.

FAS 157 as amended is effective for the Company as of April 1, 2008 for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities measured on a recurring basis. FAS 157 defines fair value, establishes a framework for measuring fair value, including consideration of non-performance risk, and expands disclosures about fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price).

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

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which deferred the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for those recognized or disclosed on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact FAS 157 will have, as it relates to nonfinancial assets and nonfinancial liabilities, on its consolidated financial statements.

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

2. Acquisition

On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $62.6 million consisting of $49.8 million in cash and 15,000 vested preference shares issued by Bermuda 1. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Bermuda 1, cash on hand and utilization of the Company’s revolving credit facility. The vested preference shares are subject to mandatory redemption by Bermuda 1 for $15 million at the option of the holder once certain future financial performance targets are achieved. On the earlier of an initial public offering, change in control or the fifth anniversary of the closing date, any vested shares that have not been redeemed for liquidation value or converted into common shares of Bermuda 1 will then become redeemable by Bermuda 1 or convertible regardless of whether the performance measures have been met. In connection with the original purchase price allocation, the Company estimated the fair value of the vested preferences shares at $12.8 million. As a result of the close proximity of the original acquisition date and the initial vested preference share redemption by Bermuda 1, the Company concluded that the $15.0 million redemption value represents a more reliable estimate of fair value as of the purchase date. Accordingly, the AMDS purchase price and related goodwill and additional paid-in capital balances were increased by $2.2 million as of September 30, 2008.

During the fourth quarter of fiscal 2008, the first performance threshold was achieved related to 50% of the vested preference shares. Accordingly, 7,500 vested preference shares were released from restrictions. In the first quarter of fiscal 2009, AMDS opted to have the 7,500 unrestricted shares redeemed for $7.5 million in cash. As required by the AMDS purchase agreement, the $7.5 million was funded by Bermuda 1 during the current fiscal quarter, and thus the Company’s cash position was not impacted.

The Company is also required to make additional future cash payments to AMDS based on a specified percentage of certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company has accrued $8.6 million for the first half of fiscal 2009 and $11.4 million cumulatively, net of $5.5 million paid in accordance with the purchase agreement ($0.9 million in fiscal 2008 and $4.6 million in July 2008). In the accompanying consolidated balance sheet as of September 30, 2008, $7.1 million was classified as accruals and other current liabilities and $4.3 million was classified as other long-term liabilities.

In addition, on the date of acquisition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15 million if the specified performance

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

thresholds are achieved over the relevant period. As of September 30, 2008, none of these preference shares has become vested. Bermuda 1 is legally obligated to satisfy any future redemption requirements of the vested and unvested preference shares; the Company is not obligated to fulfill any future redemption requirements on behalf of Bermuda 1.

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

3. Goodwill and Identifiable Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements, developed technology and customer and distributor relationships. Goodwill represents the excess of the purchase price paid by the Company for Invensys Metering Systems, NexusData, Inc. (“Nexus”) and AMDS over the fair value of the respective net assets acquired. The purchase price allocation for these acquisitions resulted in $388.4 million of goodwill being recorded as of September 30, 2008. The goodwill is attributed to the value placed on the Company being an industry leader with market-leading positions in the North American and European water metering markets, the North American clamps and couplings and precision die casting markets and the synergies resulting from the Nexus and AMDS acquisitions. The Company is also a market leader in the North American gas metering market, the European heat metering market and the North American water AMI market. The Company has achieved these leadership positions by developing and manufacturing innovative products. In addition, future expansion of AMI technology provides a significant opportunity for the Company. Patents, trademarks, developed technology, customer and distributor relationships and non-competition agreements are stated at fair value on the date of acquisition as determined by an independent valuation firm.

Intangible assets are summarized as follows (in millions):

	September 30, 2008		March 31, 2008
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$388.4	$—	$377.6	$—
Tradenames (indefinite lived)	27.3	—	27.3	—

	415.7	—	404.9	—
Intangible assets subject to amortization:
Distributor and marketing relationships	192.5	(53.7)	192.3	(47.9)
Developed technology	26.0	(4.8)	26.0	(3.8)
Non-competition agreements	30.5	(30.3)	30.5	(30.3)
Patents	16.6	(12.0)	16.5	(11.4)

	265.6	(100.8)	265.3	(93.4)

Total intangible assets	$681.3	$(100.8)	$670.2	$(93.4)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost is determined based on standard cost with appropriate adjustments to approximate FIFO cost. Market is determined on the basis of estimated realizable values.

Inventories consist of the following (in millions):

	September 30, 2008	March 31, 2008
Raw materials, parts and supplies	$37.7	$35.3
Work in process	15.5	13.4
Finished goods	18.4	22.3
Allowance for shrink and obsolescence	(2.6)	(2.2)

Inventories, net	$69.0	$68.8

5. Financial Instruments

The Company utilizes derivative instruments, specifically forward contracts and interest rate swap agreements, to manage its exposure to market risks such as foreign currency exchange and interest rate risks. The Company records derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value.

As of September 30, 2008, the Company had various foreign currency forward contracts outstanding to sell approximately $1.7 million by buying approximately EUR 1.2 million. The outstanding contracts expire on October 2, 2008. These contracts are arranged to manage the exposure to foreign currency risks related primarily to certain intercompany receivable and payable balances denominated in those currencies and substantially offset exchange losses and gains on underlying exposures. Gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other non-operating income (expense) in the Company’s consolidated statements of operations. The Company does not utilize hedge accounting treatment for its forward contracts. For the fiscal quarter and six months ended September 30, 2008, the Company recorded a net loss of $0.2 million and $0.6 million, respectively, on the foreign currency forward contracts, which includes a $0.3 million and $0.5 million realized loss upon settlement of certain contracts. For the fiscal quarter and six months ended September 30, 2007, the Company recorded a net loss of $0.4 million and $0.3 million on the forward contracts, respectively, which includes a $0.1 million realized gain in each of those periods.

The Company utilizes interest rate swap agreements to mitigate its exposure to fluctuations in interest rates on variable-rate debt. The Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month London Interbank Offered Rate (“LIBOR”) and makes periodic payments at specified fixed rates.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table describes the terms of the Company’s interest rate swap agreements:

Trade Dates	Effective Dates	Maturity Dates	Notional Amounts (in millions)	Pay Fixed Rates	Receive Three-Month LIBOR as of September 30, 2008
December 9, 2005	January 20, 2006	September 30, 2010	$50.0	4.927%	2.786%
March 24, 2006	August 22, 2006	June 30, 2010	50.0	5.121%	2.812%
November 21, 2007	November 27, 2007	November 27, 2009	20.0	4.034%	2.810%

Total			$120.0

These interest rate swaps have been designated as cash flow hedges, and changes in the Company’s cash flows attributable to the risk being hedged are expected to be offset by the hedging derivatives. To the extent the swaps provide an effective hedge, changes in the fair value of the interest rate swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness related to the interest rate swaps will be recorded through earnings. Other comprehensive income was immaterial for the fiscal quarter ended September 30, 2008 and was $1.9 million (net of tax of $1.3 million) for the six months then ended, reflecting increases in fair value of the interest rate swaps due to fluctuations in expected future market interest rates during those periods. Other comprehensive loss of $1.1 million (net of tax of $0.8 million) and $0.3 million (net of tax of $0.3 million) for the fiscal quarter and six months ended September 30, 2007, respectively, relates to these swaps.

Our derivative instruments are valued using modeling techniques that incorporate level 2 observable inputs as defined by FAS 157. Key inputs include interest rate yield curves, foreign exchange rates, spot prices and volatility. The following table presents the fair value measurements of our derivatives and their associated fair value hierarchy level as of September 30, 2008 (in millions):

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Interest rate swaps	$3.3	$—	$3.3	$—

As of September 30, 2008, foreign exchange forward contracts, which are immaterial, are reflected within accruals and other liabilities, and interest rate swaps are classified within other long-term liabilities on the Company’s consolidated balance sheet.

6. Restructuring Costs

The following reflects activity associated with costs related to the Company’s restructuring initiatives (in millions):

	Fiscal Quarter Ended September 30, 2008	Fiscal Quarter Ended September 30, 2007	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007
Employee severance and exit costs:
Accrued	$0.5	$0.6	$1.5	$0.9
Expensed as incurred	0.3	0.3	0.6	0.6

Total	$0.8	$0.9	$2.1	$1.5

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the fiscal quarter and six months ended September 30, 2008, the Company incurred $0.8 million and $2.1 million, respectively, of restructuring costs primarily related to the rationalization of its water and heat meter product lines across Europe, the Middle East, Africa and South America and an early retirement program in Germany.

On September 18, 2008, Sensus Metering Systems GmbH, Ludwigshafen, a subsidiary of the Company, reached an understanding with its German works council on the general terms of a restructuring of the Ludwigshafen operations. The restructuring is part of a plan adopted by the Company to improve the competitiveness of its German operations. Although the exact timing, costs and scope of the restructuring are not known at this time, the restructuring is expected to include the closure of certain production lines at the facility and a reduction of approximately 170 employees. The Company currently expects that these restructuring measures will be concluded by December 31, 2010.

Excluding the restructuring activity described above, the Company expects to incur restructuring costs of approximately $4 million in the second half of fiscal 2009 as current restructuring programs are completed and new initiatives are undertaken. These and other planned activities affect both direct and indirect personnel and are expected to result in a net headcount reduction of approximately 25 employees primarily in the Company’s German early retirement program.

Restructuring accruals are summarized as follows (in millions):

	Fiscal Quarter Ended September 30, 2008	Fiscal Quarter Ended September 30, 2007	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007
Balance at beginning of period	$7.5	$5.4	$7.6	$6.5
Cash payments	(2.2)	(1.1)	(3.3)	(2.4)
Write-off of accrued charges	—	—	—	(0.1)
Accrual of new committed/announced programs	0.5	0.6	1.5	0.9
Foreign currency translation adjustment	(0.6)	0.3	(0.6)	0.3

Balance at end of period	$5.2	$5.2	$5.2	$5.2

Current portion	$2.9	$2.2	$2.9	$2.2
Non-current portion	2.3	3.0	2.3	3.0

Total	$5.2	$5.2	$5.2	$5.2

Restructuring accruals are reflected within current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. As of September 30, 2008, restricted cash of $2.8 million, comprising $1.6 million classified as other long-term assets and $1.2 million classified as prepayments and other current assets in the accompanying consolidated balance sheet, was earmarked to fund the Company’s early retirement contracts for certain of its German employees.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents a reconciliation of the changes in product warranty reserves (in millions):

	Fiscal Quarter Ended September 30, 2008	Fiscal Quarter Ended September 30, 2007	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007
Balance at beginning of period	$10.8	$8.6	$10.7	$8.8
Warranties accrued	2.7	2.2	5.4	4.1
Settlements made	(2.6)	(1.6)	(5.3)	(3.7)
Foreign currency translation adjustment	(0.3)	0.1	(0.2)	0.1

Balance at end of period	$10.6	$9.3	$10.6	$9.3

Current portion	$7.6	$6.3	$7.6	$6.3
Non-current portion	3.0	3.0	3.0	3.0

Total	$10.6	$9.3	$10.6	$9.3

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

Net periodic benefit cost for the German pension plan consists of the following (in millions):

	Fiscal Quarter Ended September 30, 2008	Fiscal Quarter Ended September 30, 2007	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	0.7	0.6	1.4	1.1
Amortization of prior service cost	0.1	0.1	0.2	0.2

Net periodic benefit cost	$1.0	$0.9	$2.0	$1.7

Net periodic benefit cost for the U.S. pension plan consists of the following (in millions):

	Fiscal Quarter Ended September 30, 2008	Fiscal Quarter Ended September 30, 2007	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007
Service cost	$0.2	$0.2	$0.5	$0.5
Interest cost	0.1	—	0.2	0.1
Expected return on plan assets	(0.1)	—	(0.2)	(0.1)

Net periodic benefit cost	$0.2	$0.2	$0.5	$0.5

The Company expects to continue to make contributions sufficient to fund benefits paid under its U.S. pension plan. The Company contributed approximately $0.4 million in the first half of fiscal 2009 to its U.S.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plan. Required contributions for the current fiscal year will total approximately $0.9 million, and additional contributions may be made at the Company’s discretion.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income and also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company adopted FAS 158 with regards to the funded status as of March 31, 2008 and with regards to the measurement date as of April 1, 2008 for its U.S. pension plan. This adoption requires the Company to change its measurement date for the U.S. pension plan to March 31 from January 1. As a result of this adoption, the Company recognized a cumulative-effect adjustment to retained earnings of $0.1 million (net of tax of $0.1 million) required by FAS 158, which increased the accumulated deficit at April 1, 2008. The Company’s German pension plan already had a measurement date of March 31 and thus no adjustment was necessary.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reporting Segment Products

Reporting Segment	Major Products
Metering and Related Communication Systems	Commercial and residential water, gas, electric and heat meters and AMR and AMI systems used by utilities. AMR systems include handheld and mobile radio-frequency reading systems. All metering reading system solutions include installation services and ongoing systems support.

All Other	Pipe joining, tapping and repair products that consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used by utilities in pipe joining and pipe repair applications. Die casting products that consist of high quality thin-wall, low porosity aluminum die castings, generally targeting the automotive industry and gas utility markets.

The following table provides revenue, operating income and pre-tax loss before minority interest for each segment (in millions):

	Fiscal Quarter Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Segment revenues
Metering and related communication systems (1)	$144.2	$146.4	$297.7	$287.9
All other	34.9	33.9	70.1	67.8
Eliminations of inter-segment sales	(2.9)	(4.1)	(6.5)	(8.5)

Total	$176.2	$176.2	$361.3	$347.2

Operating income
Metering and related communication systems (1)	$1.1	$9.5	$5.9	$17.8
All other	0.9	0.3	2.7	0.1

Total	$2.0	$9.8	$8.6	$17.9

Profit (loss) before income taxes and minority interest
Metering and related communication systems (1)	$0.9	$8.9	$5.7	$16.9
All other	(8.8)	(10.1)	(16.5)	(20.7)

Total	$(7.9)	$(1.2)	$(10.8)	$(3.8)

(1)	Metering and related communication systems segment revenue for the fiscal quarter and six months ended September 30, 2008 excludes $30.4 million and $51.1 million, respectively, of deferred revenue under SOP 97-2 related to the deployment under long-term AMI electric and gas contracts. In each of the fiscal quarter and six months ended September 30, 2007, $3.6 million of deferred revenue was excluded related to these contracts.

Additionally, metering and related communications systems operating income and profit before income taxes and minority interest for the current fiscal quarter and six months then ended exclude $12.9 million and $21.1 million of revenue billed to customers less incremental direct costs incurred (net of amortization) related to these long-term AMI electric and gas contracts that have been deferred under

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SOP 97-2. In each of the fiscal quarter and six months ended September 30, 2007, $0.8 million of revenue billed to customers less incremental direct costs incurred (net of amortization) was deferred and excluded related to these contracts (see Note 1 Deferred Revenue and Deferred Costs).

Geographic Information. Net sales to third parties and long-lived assets, which include property, plant and equipment (net), intangible assets (net) and goodwill, by geographic region are as follows (in millions):

	Net Sales		Long-Lived Assets
	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007	September 30, 2008	March 31, 2008
North America	$221.5	$220.4	$584.0	$579.4
Europe, Middle East, Africa	120.4	103.2	104.0	109.9
South America	5.4	9.5	1.8	2.1
Asia	14.0	14.1	9.0	9.0

Total	$361.3	$347.2	$698.8	$700.4

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

North America geographic net sales to third parties for the fiscal quarter and six months ended September 30, 2008 excludes $30.4 million and $51.1 million, respectively, of deferred revenue under SOP 97-2 from long-term AMI electric and gas contracts. In each of the fiscal quarter and six months ended September 30, 2007, $3.6 million of deferred revenue was excluded (see Note 1 Deferred Revenue and Deferred Costs).

10. Comprehensive Loss

Comprehensive loss consists of the following (in millions):

	Fiscal Quarter Ended September 30, 2008	Fiscal Quarter Ended September 30, 2007	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007
Net loss	$(5.7)	$(2.0)	$(8.2)	$(4.5)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1.9)	1.6	(2.0)	2.3
Unrealized gain on interest rate swaps, net of tax	—	(1.1)	1.9	(0.3)

Comprehensive loss	$(7.6)	$(1.5)	$(8.3)	$(2.5)

11. Income Taxes

The income tax benefit for the current fiscal quarter and six months ended September 30, 2008 reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, the Company had $3.6 million of unrecognized tax benefits as of September 30, 2008, including interest and penalties, $3.3 million of which is reflected in other long-term liabilities on the accompanying consolidated balance sheet. The total amount of net unrecognized tax benefits that, if recognized in a future period, would affect the effective rate was $3.1 million as of September 30, 2008.

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2008 and March 31, 2008, the Company accrued $0.8 million and $0.7 million, respectively, in other long-term liabilities for interest and penalties.

The Company does not expect there to be any material changes in the amount of unrecognized tax benefits within the next 12 months. The gross amount of the decrease in unrecognized tax benefits as a result of tax positions taken during a prior period was $0.2 million. The gross amount of the increase in unrecognized tax benefits as a result of tax positions taken during the six months ended September 30, 2008 was approximately $0.1 million.

As of April 1, 2008, the Company is subject to U.S. federal income tax examination for fiscal years ending March 31, 2006 through 2008. The Internal Revenue Service completed an audit of the Company’s March 31, 2005 U.S. consolidated Federal Income Tax Return during the first quarter of fiscal 2009. No adjustments to taxable income resulted from the audit. The Company is subject to foreign, state and local income tax examination for fiscal years ending March 31, 2005 through 2008. Presently, the Company has a pending audit in one U.S. state.

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

The Company entered into contracts that contain product warranties that could require performance under certain conditions. The Company has entered into various agreements that require letters of credit for financial

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assurance purposes. These letters of credit are available to fund the payment of such obligations. At September 30, 2008, the Company had $13.9 million of letters of credit outstanding with expiration dates ranging from one month to 12 months.

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

With respect to the contamination at Uniontown facility, the Pennsylvania Department of Environmental Protection has issued project closure documentation for the site. This means that there is no longer any active site remediation occurring and that the Company’s sole ongoing obligations are to enforce the deed restrictions for the facility and to complete an annual operations, maintenance and monitoring report for the site.

In addition, there is contamination in the soil and groundwater at our facility in Ludwigshafen, Germany. We were indemnified by the former owner against costs that may result from the contamination, but have accepted a lump-sum payment from them in return for a release of their indemnity. We also have an indemnity, subject to certain limitations, from certain subsidiaries of Invensys regarding this facility pursuant to the terms of the purchase agreement governing the acquisition of Invensys Metering Systems.

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

13. Debt

The Company’s total indebtedness outstanding consists of the following (in millions):

	September 30, 2008	March 31, 2008
Current portion of U.S. term loan facility	$0.9	$—
Current portion of European term loan facility	—	0.1

Total current portion of long-term debt	0.9	0.1
U.S. term loan facility	161.1	162.0
European term loan facility	—	11.1
Senior subordinated notes	275.0	275.0

Total long-term debt	436.1	448.1

Total debt	$437.0	$448.2

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Guarantor Subsidiaries

The following tables present the condensed consolidating balance sheets at September 30, 2008 (unaudited) and March 31, 2008 and unaudited statements of operations and cash flows for the fiscal quarters and six months ended September 30, 2008 and 2007, as applicable, for a) Bermuda 2 (referred to as Parent), b) Sensus Metering Systems Inc. (“SMS Inc.”), the issuer of the Notes (referred to as Issuer), c) on a combined basis, the subsidiaries of Bermuda 2 that are guaranteeing the Notes (referred to as Guarantor Subsidiaries) and d) on a combined basis, the subsidiaries of Bermuda 2 that are not guaranteeing the Notes (referred to as Non-Guarantor Subsidiaries). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because SMS Inc. and the Guarantor Subsidiaries are 100% owned by Bermuda 2, the guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets (unaudited)

September 30, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$5.0	$0.2	$20.4	$—	$25.6
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	50.2	15.2	41.5	—	106.9
(To) from affiliates	(0.9)	36.0	2.0	(37.1)	—	—
Other	—	—	1.0	—	—	1.0
Inventories, net	—	29.4	13.2	26.4	—	69.0
Prepayments and other current assets	—	1.8	6.7	5.5	—	14.0
Deferred income taxes	—	4.6	0.4	—	—	5.0
Deferred costs	—	6.3	—	—	—	6.3
Assets held for sale	—	—	—	29.2	—	29.2

Total current assets	(0.9)	133.3	38.7	85.9	—	257.0

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	40.5	26.2	51.6	—	118.3
Intangible assets, net	—	150.0	8.6	33.5	—	192.1
Goodwill	—	305.9	55.0	27.5	—	388.4
Investment in subsidiaries	673.5	171.4	—	—	(844.9)	—
Deferred income taxes	—	1.6	15.1	—	—	16.7
Deferred costs	—	49.9	—	0.1	—	50.0
Other long-term assets	0.3	21.2	—	2.1	—	23.6

Total assets	$672.9	$1,307.0	$143.6	$229.8	$(1,307.2)	$1,046.1

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$43.3	$8.4	$21.8	$—	$73.5
Accruals and other current liabilities	—	36.3	4.6	28.8	—	69.7
Current portion of long-term debt	—	0.9	—	—	—	0.9
Income taxes payable	—	8.0	(8.6)	0.6	—	—
Restructuring accruals	—	—	0.1	2.8	—	2.9
Deferred revenue	—	10.3	—	0.3	—	10.6
Liabilities held for sale	—	—	—	19.9	—	19.9

Total current liabilities	—	98.8	4.5	74.2	—	177.5

Notes payable to affiliates	462.3	28.6	(31.2)	2.6	(462.3)	—
Long-term debt, less current portion	—	436.1	—	—	—	436.1
Pensions	—	0.6	0.7	47.7	—	49.0
Deferred income taxes	—	52.1	(3.3)	23.1	—	71.9
Deferred revenue	—	76.8	—	—	—	76.8
Other long-term liabilities	—	10.6	5.3	3.8	—	19.7
Minority interest	—	—	—	4.5	—	4.5

Total liabilities	462.3	703.6	(24.0)	155.9	(462.3)	835.5

Stockholders’ equity	210.6	603.4	167.6	73.9	(844.9)	210.6

Total liabilities and stockholders’ equity	$672.9	$1,307.0	$143.6	$229.8	$(1,307.2)	$1,046.1

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$10.2	$0.8	$25.9	$—	$36.9
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	49.4	11.4	42.4	—	103.2
(To) from affiliates	(0.9)	21.8	1.9	(22.8)	—	—
Other	—	—	0.7	0.1	—	0.8
Inventories, net	—	28.8	12.8	27.2	—	68.8
Prepayments and other current assets	—	2.8	1.1	6.3	—	10.2
Deferred income taxes	—	4.6	0.4	—	—	5.0
Deferred costs	—	3.1	—	—	—	3.1
Assets held for sale	—	—	—	27.4	—	27.4

Total current assets	(0.9)	120.7	29.1	106.5	—	255.4

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	38.3	28.3	57.0	—	123.6
Intangible assets, net	—	154.7	10.2	34.3	—	199.2
Goodwill	—	295.1	55.0	27.5	—	377.6
Investment in subsidiaries	679.7	158.0	—	—	(837.7)	—
Deferred income taxes	—	2.8	14.6	—	—	17.4
Deferred costs	—	23.2	—	0.1	—	23.3
Other long-term assets	0.3	19.7	(0.2)	3.0	—	22.8

Total assets	$679.1	$1,245.7	$137.0	$257.5	$(1,300.0)	$1,019.3

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$42.3	$7.7	$27.8	$—	$77.8
Accruals and other current liabilities	—	30.3	3.5	32.0	—	65.8
Current portion of long-term debt	—	—	—	0.1	—	0.1
Income taxes payable	—	7.4	(7.8)	0.4	—	—
Restructuring accruals	—	—	0.1	5.1	—	5.2
Deferred revenue	—	5.0	—	0.4	—	5.4
Liabilities held for sale	—	—	—	18.8	—	18.8

Total current liabilities	—	85.0	3.5	84.6	—	173.1

Notes payable to affiliates	462.3	17.3	(19.9)	2.6	(462.3)	—
Long-term debt, less current portion	—	437.0	—	11.1	—	448.1
Pensions	—	0.4	0.5	51.6	—	52.5
Deferred income taxes	—	52.1	(3.3)	23.1	—	71.9
Deferred revenue	—	32.4	—	—	—	32.4
Other long-term liabilities	—	12.4	4.8	4.1	—	21.3
Minority interest	—	—	—	3.2	—	3.2

Total liabilities	462.3	636.6	(14.4)	180.3	(462.3)	802.5

Stockholders’ equity	216.8	609.1	151.4	77.2	(837.7)	216.8

Total liabilities and stockholders’ equity	$679.1	$1,245.7	$137.0	$257.5	$(1,300.0)	$1,019.3

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended September 30, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$81.2	$30.7	$72.2	$(7.9)	$176.2
Cost of sales	—	63.1	26.3	53.3	(7.9)	134.8

Gross profit	—	18.1	4.4	18.9	—	41.4

Selling, general and administrative expenses	—	19.4	(1.0)	16.0	—	34.4
Restructuring costs	—	0.1	0.1	0.6	—	0.8
Amortization of intangible assets	—	2.4	0.8	0.4	—	3.6
Other operating expense (income), net	—	0.7	—	(0.1)	—	0.6

Operating (loss) income	—	(4.5)	4.5	2.0	—	2.0

Non-operating (expense) income:
Interest (expense) income, net	(0.1)	(9.2)	0.2	(0.9)	—	(10.0)
Equity in (loss) earnings of subsidiaries	(5.6)	8.5	—	—	(2.9)	—
Other income, net	—	0.1	—	—	—	0.1

(Loss) income before income taxes and minority interest	(5.7)	(5.1)	4.7	1.1	(2.9)	(7.9)

Provision (benefit) for income taxes	—	0.8	(4.3)	0.6	—	(2.9)

(Loss) income before minority interest	(5.7)	(5.9)	9.0	0.5	(2.9)	(5.0)

Minority interest	—	—	—	(0.7)	—	(0.7)

Net (loss) income	$(5.7)	$(5.9)	$9.0	$(0.2)	$(2.9)	$(5.7)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Six Months Ended September 30, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$167.0	$61.0	$148.7	$(15.4)	$361.3
Cost of sales	—	128.1	51.6	110.0	(15.4)	274.3

Gross profit	—	38.9	9.4	38.7	—	87.0

Selling, general and administrative expenses	—	37.1	(1.8)	32.5	—	67.8
Restructuring costs	—	0.1	0.1	1.9	—	2.1
Amortization of intangible assets	—	4.7	1.6	0.9	—	7.2
Other operating expense, net	—	1.3	—	—	—	1.3

Operating (loss) income	—	(4.3)	9.5	3.4	—	8.6

Non-operating (expense) income:
Interest (expense) income, net	(0.1)	(18.3)	0.3	(1.7)	—	(19.8)
Equity in (loss) earnings of subsidiaries	(8.1)	15.7	—	—	(7.6)	—
Other income, net	—	0.2	—	0.2	—	0.4

(Loss) income before income taxes and minority interest	(8.2)	(6.7)	9.8	1.9	(7.6)	(10.8)

Provision (benefit) for income taxes	—	1.9	(6.6)	1.0	—	(3.7)

(Loss) income before minority interest	(8.2)	(8.6)	16.4	0.9	(7.6)	(7.1)

Minority interest	—	—	—	(1.1)	—	(1.1)

Net (loss) income	$(8.2)	$(8.6)	$16.4	$(0.2)	$(7.6)	$(8.2)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended September 30, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$85.8	$29.4	$69.7	$(8.7)	$176.2
Cost of sales	—	63.3	24.3	50.7	(8.7)	129.6

Gross profit	—	22.5	5.1	19.0	—	46.6

Selling, general and administrative expenses	—	15.8	(0.3)	14.5	—	30.0
Restructuring costs	—	0.1	—	0.8	—	0.9
Amortization of intangible assets	—	4.2	0.8	0.5	—	5.5
Other operating expense (income), net	—	0.7	—	(0.3)	—	0.4

Operating income	—	1.7	4.6	3.5	—	9.8

Non-operating (expense) income:
Interest expense, net	—	(9.6)	—	(0.9)	—	(10.5)
Equity in (loss) earnings of subsidiaries	(2.0)	5.5	—	—	(3.5)	—
Other expense, net	—	—	—	(0.5)	—	(0.5)

(Loss) income before income taxes and minority interest	(2.0)	(2.4)	4.6	2.1	(3.5)	(1.2)

Provision (benefit) for income taxes	—	0.6	(0.7)	0.4	—	0.3

(Loss) income before minority interest	(2.0)	(3.0)	5.3	1.7	(3.5)	(1.5)

Minority interest	—	—	—	(0.5)	—	(0.5)

Net (loss) income	$(2.0)	$(3.0)	$5.3	$1.2	$(3.5)	$(2.0)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Six Months Ended September 30, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$169.8	$59.1	$135.9	$(17.6)	$347.2
Cost of sales	—	125.8	49.3	99.7	(17.6)	257.2

Gross profit	—	44.0	9.8	36.2	—	90.0

Selling, general and administrative expenses	—	30.8	(0.3)	28.2	—	58.7
Restructuring costs	—	0.1	—	1.4	—	1.5
Amortization of intangible assets	—	8.4	1.6	1.0	—	11.0
Other operating expense (income), net	—	1.4	—	(0.5)	—	0.9

Operating income	—	3.3	8.5	6.1	—	17.9

Non-operating (expense) income:
Interest expense, net	—	(19.1)	—	(2.0)	—	(21.1)
Equity in (loss) earnings of subsidiaries	(4.5)	12.2	—	—	(7.7)	—
Other expense, net	—	(0.1)	—	(0.5)	—	(0.6)

(Loss) income before income taxes and minority interest	(4.5)	(3.7)	8.5	3.6	(7.7)	(3.8)

Provision (benefit) for income taxes	—	1.3	(2.7)	0.9	—	(0.5)

(Loss) income before minority interest	(4.5)	(5.0)	11.2	2.7	(7.7)	(3.3)

Minority interest	—	—	—	(1.2)	—	(1.2)

Net (loss) income	$(4.5)	$(5.0)	$11.2	$1.5	$(7.7)	$(4.5)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Six Months Ended September 30, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(8.2)	$(8.6)	$16.4	$(0.2)	$(7.6)	$(8.2)
Non-cash adjustments	—	11.7	4.5	8.2	—	24.4
Undistributed equity in loss (earnings) of subsidiaries	8.1	(15.7)	—	—	7.6	—
Changes in operating assets and liabilities	0.1	22.4	(20.6)	0.5	—	2.4

Net cash provided by operating activities	—	9.8	0.3	8.5	—	18.6

Investing activities
Expenditures for property, plant and equipment and software development costs	—	(10.4)	(0.9)	(2.8)	—	(14.1)
Acquisition	—	(4.6)	—	—	—	(4.6)

Net cash used in investing activities	—	(15.0)	(0.9)	(2.8)	—	(18.7)

Financing activities
Principal payments on debt	—	—	—	(11.2)	—	(11.2)

Net cash used in financing activities	—	—	—	(11.2)	—	(11.2)

Effect of exchange rate changes on cash	—	—	—	—	—	—
Decrease in cash and cash equivalents	—	(5.2)	(0.6)	(5.5)	—	(11.3)
Cash and cash equivalents at beginning of year	$—	$10.2	$0.8	$25.9	$—	$36.9

Cash and cash equivalents at end of period	$—	$5.0	$0.2	$20.4	$—	$25.6

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Six Months Ended September 30, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(4.5)	$(5.0)	$11.2	$1.5	$(7.7)	$(4.5)
Non-cash adjustments	—	13.8	4.4	7.2	—	25.4
Undistributed equity in loss (earnings) of subsidiaries	4.5	(12.2)	—	—	7.7	—
Changes in operating assets and liabilities	—	1.7	(15.6)	8.3	—	(5.6)

Net cash (used in) provided by operating activities	—	(1.7)	—	17.0	—	15.3

Investing activities
Expenditures for property, plant and equipment, intangibles and software development costs	—	(4.8)	(1.4)	(7.3)	—	(13.5)
Acquisition	—	(0.9)	—	—	—	(0.9)

Net cash used in investing activities	—	(5.7)	(1.4)	(7.3)	—	(14.4)

Financing activities
Increase in short-term borrowings	—	4.9	—	0.2	—	5.1
Principal payments on debt	—	(5.0)	—	(8.0)	—	(13.0)

Net cash used in financing activities	—	(0.1)	—	(7.8)	—	(7.9)

Effect of exchange rate changes on cash	—	—	—	0.7	—	0.7
(Decrease) increase in cash and cash equivalents	—	(7.5)	(1.4)	2.6	—	(6.3)
Cash and cash equivalents at beginning of year	$—	$12.3	$1.2	$21.4	$—	$34.9

Cash and cash equivalents at end of period	$—	$4.8	$(0.2)	$24.0	$—	$28.6

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Assets and Liabilities Held for Sale

The Company is a partner, with a 60% interest, in a joint venture in China for its Sensus Precision Die-Casting business with Runlin. The joint venture is called Sensus-Rongtai Precision Die Casting (Yangzhou) Co., Ltd. (“PDC Rongtai”) and is headquartered in Jiangdu, China. During fiscal 2008, the Company entered into discussions with its existing partner, Runlin, for the sale of its ownership interest in PDC Rongtai. PDC Rongtai and the Company’s U.S. precision die casting operations located in Russellville, Kentucky comprise the Company’s precision die casting operations, which aggregate into its “All Other” reporting segment. During the fourth quarter of fiscal 2008, the Company concluded that the plan of sale criteria in FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met. Accordingly, the carrying value of the net assets was adjusted to its fair value less costs to sell, which the Company currently estimates at $9.3 million, based upon its ongoing negotiations for the sale. In the accompanying consolidated balance sheets, the assets and liabilities have been aggregated and presented separately as assets held for sale and liabilities held for sale, net of amounts due (to) from affiliates.

For comparative purposes, the table below reflects the assets and liabilities of PDC Rongtai for September 30, 2008 and March 31, 2008 (in millions):

	September 30, 2008	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1.8	$0.7
Accounts receivable:
Trade, net of allowance for doubtful accounts	3.3	3.9
(To) from affiliates	(0.3)	0.4
Other	0.8	0.2
Inventories, net	3.6	3.5
Prepayments and other current assets	3.8	2.6

Total current assets	13.0	11.3

Property, plant and equipment, net	15.9	14.8
Other long-term assets	—	1.7

Total assets	$28.9	$27.8

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$4.1	$3.5
Accruals and other current liabilities	2.0	2.0
Short-term borrowings	6.1	5.8

Total current liabilities	12.2	11.3

Long-term debt, less current portion	0.5	0.5
Minority interest	7.2	7.0

Total liabilities	19.9	18.8

Stockholder’s equity	9.0	9.0

Total liabilities and stockholder’s equity	$28.9	$27.8

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

We operate on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. References herein to a fiscal quarter refer to the three-month period ended as of that date. The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements for the fiscal quarter and six months ended September 30, 2008 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2008 and related notes thereto included in our Annual Report on Form 10-K filed with the SEC.

Unless the context otherwise indicates or requires, the use in this Quarterly Report on Form 10-Q of the terms “we,” “us,” “our” or the “Company” refers to Sensus Metering Systems (Bermuda 2) Ltd. and its consolidated subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts to the nearest hundred thousand dollars.

General

We are a leading provider of advanced metering technologies and related metering communications systems to the worldwide utility industry and have over a century of experience in designing and manufacturing metering products. We believe we are the largest global manufacturer of water meters and have a substantial share of the sales of AMR devices to the North American water utilities market. Additionally, we believe we are a leading global developer and manufacturer of gas and heat metering systems and are a growing participant in the North American electric metering systems market. We are recognized throughout the utility industry for developing and manufacturing metering products with long-term accuracy and unique product features, innovative metering communications systems, as well as for providing comprehensive customer service for all of our products and services. Continuing our efforts to provide the utility markets with leading edge metering communications systems, in July 2006 we acquired AMDS, a developer of an AMI fixed network RF system. With the acquisition, we provide an advanced fixed network AMI solution to all three North American utility markets. In addition to our metering business, we believe we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die castings.

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

AMDS Acquisition

On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $62.6 million consisting of $49.8 million in cash and 15,000 vested preference shares issued by Bermuda 1. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Bermuda 1, cash on hand and utilization of the Company’s revolving credit facility. The vested preference shares are subject to mandatory redemption by Bermuda 1 for $15 million at the option of the holder once certain future financial performance targets are achieved. On the earlier of an initial public offering, change in control or the fifth anniversary of the closing date, any vested shares that have not been redeemed for liquidation value or converted into common shares of Bermuda 1 will then become redeemable by Bermuda 1 or convertible regardless of whether the performance measures have been met. In connection with the original purchase price allocation, the Company estimated the fair value of the vested preferences shares at $12.8 million. As a result of the close proximity of the original acquisition date and the initial vested preference share redemption by Bermuda 1, the Company concluded that the $15.0 million redemption value represents a more reliable estimate of fair value as of the purchase date. Accordingly, the AMDS purchase price and related goodwill and additional paid-in capital balances were increased by $2.2 million as of September 30, 2008.

During the fourth quarter of fiscal 2008, the first performance threshold was achieved related to 50% of the vested preference shares. Accordingly, 7,500 vested preference shares were released from restrictions. In the first quarter of fiscal 2009, AMDS opted to have the 7,500 unrestricted shares redeemed for $7.5 million in cash. As required by the AMDS purchase agreement, the $7.5 million was funded by Bermuda 1 during the current fiscal quarter, and thus the Company’s cash position was not impacted.

This acquisition provides the Company with core capability to deliver comprehensive and robust two-way AMI technology offerings for the electricity, water and gas markets, which complements the Company’s previously existing AMR technologies. Prior to the acquisition, the Company had marketed AMDS’ technology to the electric utility and combined utility markets in North America under an exclusive licensing agreement.

The Company is also required to make additional future cash payments to AMDS based on a specified percentage of certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company has accrued $8.6 million for the first half of fiscal 2009 and $11.4 million cumulatively, net of $5.5 million paid in accordance with the purchase agreement ($0.9 million in fiscal 2008 and $4.6 million in July 2008). In the accompanying consolidated balance sheet as of September 30, 2008, $7.1 million was classified as accruals and other current liabilities and $4.3 million was classified as other long-term liabilities.

In addition, on the date of acquisition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15 million if the specified performance thresholds are achieved over the relevant period. As of September 30, 2008, none of these preference shares has become vested. Bermuda 1 is legally obligated to satisfy any future redemption requirements of the vested and unvested preference shares; the Company is not obligated to fulfill any future redemption requirements on behalf of Bermuda 1.

Other Information about Our Business

The following table presents, as of the dates indicated, additional information about our operations and business:

	Fiscal Quarter Ended
	September 30, 2008	June 28, 2008	March 31, 2008	December 29, 2007	September 30, 2007	June 30, 2007
Orders (in millions).	$209.6	$197.6	$228.7	$176.9	$182.7	$172.6
Total net sales (in millions)	$176.2	$185.1	$184.8	$162.2	$176.2	$171.0
Employees	3,904	3,864	3,979	3,932	3,884	3,862

Backlog

The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders. Total backlog at September 30, 2008 was $107.7 million, compared with $88.0 million at September 30, 2007. The 22% increase primarily reflects orders related to our AMI electric contracts. In addition, at September 30, 2008 the Company cumulatively had approximately 6.7 million AMI electric and gas endpoints under contract, of which 1.0 million endpoints had been shipped. The potential aggregate future revenue of unshipped endpoints under these contracts was approximately $432 million at September 30, 2008, of which approximately $21.8 million is included in backlog. No assurance can be made that firm purchase orders will be placed under these contracts.

Results of Operations

The following table provides summary results of operations of the Company for the periods presented:

(in millions)	Fiscal Quarter Ended September 30, 2008%		Fiscal Quarter Ended September 30, 2007%		Six Months Ended September 30, 2008%		Six Months Ended September 30, 2007%
Net sales	$176.2	100%	$176.2	100%	$361.3	100%	$347.2	100%
Gross profit	41.4	24%	46.6	26%	87.0	24%	90.0	26%
Selling, general and administrative expenses	34.4	20%	30.0	17%	67.8	19%	58.7	17%
Restructuring costs	0.8	1%	0.9	—	2.1	1%	1.5	1%
Amortization of intangible assets	3.6	2%	5.5	3%	7.2	2%	11.0	3%
Other operating expense, net	0.6	—	0.4	—	1.3	—	0.9	—

Operating income	2.0	1%	9.8	6%	8.6	2%	17.9	5%
Interest expense, net	(10.0)	(6)%	(10.5)	(6)%	(19.8)	(5)%	(21.1)	(6)%
Other income (expense), net	0.1	—	(0.5)	—	0.4	—	(0.6)	—

Loss before income taxes and minority interest	(7.9)	(5)%	(1.2)	—	(10.8)	(3)%	(3.8)	(1)%
(Benefit) provision for income taxes	(2.9)	(2)%	0.3	1%	(3.7)	(1)%	(0.5)	—

Loss before minority interest	(5.0)	(3)%	(1.5)	(1)%	(7.1)	(2)%	(3.3)	(1)%
Minority interest	(0.7)	—	(0.5)	—	(1.1)	—	(1.2)	—

Net loss	$(5.7)	(3)%	$(2.0)	(1)%	$(8.2)	(2)%	$(4.5)	(1)%

Fiscal Quarter and Six Months Ended September 30, 2008 Compared with Fiscal Quarter and Six Months Ended September 30, 2007

Net Sales. Net sales for the fiscal quarter ended September 30, 2008 were $176.2 million (including a $5.5 million favorable foreign currency impact), the same as net sales for the fiscal quarter ended September 30, 2007. For the six months ended September 30, 2008, net sales increased $14.1 (including a $13.9 million favorable foreign currency impact), or 4%, to $361.3 from $347.2 million in the six months ended September 30, 2007. This increase was due to continued growth in AMR and AMI applications for water utilities and higher sales outside North America largely resulting from the weaker U.S. dollar.

Net sales excludes $30.4 million and $51.1 million for the fiscal quarter and six months ended September 30, 2008, respectively, and $3.6 million in each of the fiscal quarter and six months ended September 30, 2007 of revenue billed to customers from long-term AMI electric and gas contracts that have been deferred under SOP 97-2 (see Note 1 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report and “—Non-GAAP Measures” below). Including the deferred revenue, net sales for the fiscal quarter and six months ended September 30, 2008 would have been $206.6 million and $412.4 million, respectively, increases of 15% and 18%, respectively, compared with the prior corresponding periods.

Conservation Solutions sales (formerly AMI & Electric) increased $2.2 million, or 7%, and $4.2 million, or 7%, for the fiscal quarter and six months ended September 30, 2008, respectively, as compared to the prior corresponding periods, due to continued growth in sales of our AMR and fixed-based FlexNet® water modules, increased service sales and amortization of deferred revenue from long-term AMI electric and gas contracts.

Conservation Solutions sales exclude $30.4 million and $51.1 million for the fiscal quarter and six months ended September 30, 2008, respectively, of revenue billed to customers from long-term AMI electric and gas contracts that have been deferred under SOP 97-2 (see Note 1 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report and “—Non-GAAP Measures” below). Including the deferred revenue, Conservation Solutions sales would have increased $29.0 million, or 82%, and $51.7 million, or 78%, respectively, compared to the prior corresponding fiscal quarter and six-month period.

Water and heat meter sales decreased $1.7 million (including a $5.2 million favorable foreign currency impact), or 2%, for the fiscal quarter ended September 30, 2008 as compared to the fiscal quarter ended September 30, 2007. For the six months ended September 30, 2008, water and heat meter sales increased $8.4 million (including a $13.1 million favorable foreign currency impact), or 5%, compared to the prior corresponding six-month period. Excluding foreign exchange impacts, these decreases were principally the result of growth in Europe and Africa being more than offset by reduced volume related to the ongoing housing slowdown in North America and declining sales in South America due to the completion of a large contract in March 2008.

Gas meter sales decreased $2.6 million (including an $0.1 million unfavorable foreign currency impact), or 14%, and $2.7 million (including an $0.1 million unfavorable foreign currency impact), or 7%, for the current fiscal quarter and six-month period, respectively, as compared to the prior corresponding periods due to lower sales volumes of residential gas meters partially offset by increased turbine meter sales.

Pipe joining and repair products sales increased $1.6 million, or 9%, and $2.3 million, or 7%, for the fiscal quarter and six months ended September 30, 2008, respectively, as compared to the fiscal quarter and six months ended September 30, 2007 due to improved sales of joint restraints and repair products. Sales from our precision die casting products increased $0.6 million (including a $0.4 million favorable foreign currency impact), or 5%, and $2.0 million (including a $0.9 million favorable foreign currency impact), or 7%, for the current fiscal quarter and six-month period, respectively, as compared to the prior corresponding periods due to a favorable product mix related to our U.S. automotive customers despite sluggish market trends.

Our top ten customers accounted for approximately 27% of net sales for the six months ended September 30, 2008. No individual customer accounted for more than 10% of net sales.

Gross Profit. Gross profit decreased $5.2 million (including a $1.5 million favorable foreign exchange impact), or 11%, to $41.4 million for the fiscal quarter ended September 30, 2008 from $46.6 million for the fiscal quarter ended September 30, 2007. For the six months ended September 30, 2008, gross profit decreased $3.0 million (including a $4.0 million favorable foreign exchange impact), or 3%, to $87.0 million for the six months ended September 30, 2008 from $90.0 million for the six months ended September 30, 2007. The gross profit percentage decreased to 24% in both the current fiscal quarter and six-month period from 26% in both the prior corresponding fiscal quarter and six-month period. For the current fiscal quarter higher AMI infrastructure costs from the expanding business were partially offset by cost reductions from certain outsourced manufacturing activities. Also, higher expensed incremental direct costs and fixed costs driven by volume, associated with long-term AMI electric and gas contracts, more than offset the related amortization of deferred revenue. For the current six-month period the aforementioned items more than offset higher sales.

Gross profit excludes $12.9 million and $21.1 million for the fiscal quarter and six months ended September 30, 2008, respectively, and $0.8 million in each of the fiscal quarter and six months ended September 30, 2007 of revenue billed to customers less incremental direct costs incurred related to the deployment under long-term AMI electric and gas contracts that have been deferred under SOP 97-2 (see Note 1 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report and “—Non-GAAP Measures” below). This deferral has no effect on the Company’s cash flow as billings to customers occur when the network infrastructure and related endpoints are deployed and the associated costs are incurred. Including this deferral, gross profit would have increased $6.9 million, or 15%, and $17.3 million, or 19%, for the current fiscal quarter and six-month period, respectively, compared with the prior corresponding periods, and gross profit as a percentage of net sales (including $30.4 million and $51.1 million of deferred revenue) would have been 26% for the current fiscal quarter and six-month period.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the current fiscal quarter and six-month period increased $4.4 million (including a $1.5 million unfavorable foreign currency impact), or 15%, and $9.1 million (including a $3.5 million unfavorable foreign currency impact), or 16%, respectively, compared to the prior corresponding fiscal quarter and six-month period. SG&A expenses increased primarily due to our continued investment in infrastructure related to the growth of our AMI business.

Restructuring Costs. Restructuring costs for the fiscal quarter and six months ended September 30, 2008 were $0.8 million and $2.1 million, respectively, which decreased $0.1 million and increased $0.6 million from the fiscal quarter and six months ended September 30, 2007, respectively, primarily due to the timing of European manufacturing restructuring initiatives.

Amortization of Intangible Assets. Amortization expense relates primarily to the intangible assets consisting of non-competition agreements, customer relationships and other intangible assets recorded at the time of the acquisition of Invensys Metering Systems and the intangible assets consisting of developed technology recorded as a result of the AMDS acquisition. Amortization of intangible assets decreased to $3.6 million for the current fiscal quarter from $5.5 million for the prior corresponding fiscal quarter and decreased to $7.2 million for the current six-month period from $11.0 million for the prior corresponding six-month period due to the majority of our non-compete agreements having been fully amortized in December 2007.

Other Operating Expense, Net. Other operating expense, net of $0.6 million and $1.3 million for the fiscal quarter and six months ended September 30, 2008, respectively, increased $0.2 million and $0.4 million from the prior corresponding fiscal quarter and six-month period, respectively. Other operating expense, net for the current fiscal quarter and six-month period consisted of a management fee of approximately $0.8 million and $1.4 million, respectively, paid to The Jordan Company, L.P. and other income of $0.2 million and $0.1 million, respectively.

Interest Expense, Net. Interest expense, net decreased $0.5 million and $1.3 million for the fiscal quarter and six months ended September 30, 2008, respectively, primarily due to the early repayment of term loan borrowings.

Other Income (Expense), Net. Other income (expense), net of $0.1 million and $(0.5) million for the current and prior corresponding fiscal quarters, respectively, and other income (expense), net of $0.4 million and $(0.6) million for the current and prior corresponding six-month periods principally relate to net transactional foreign currency gains and losses.

(Benefit) Provision for Income Taxes. Income tax benefit was $(2.9) million and $(3.7) million for the fiscal quarter and six months ended September 30, 2008, respectively, compared to income tax expense of $0.3 million and income tax benefit of $(0.5) million for the prior corresponding fiscal quarter and six-month period, respectively, and reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate.

Minority Interest. Minority interest increased $0.2 million for the current fiscal quarter as compared to the prior corresponding fiscal quarter, which was principally attributable to our partner’s share of improved earnings for our Algerian joint venture being partially offset by reduced earnings for our PDC Rongtai Chinese joint venture that is being held for sale (see Note 15 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report). In the current six-month period compared to the prior corresponding six-month period, minority interest decreased $0.1 million as lower earnings for our PDC Rongtai Chinese joint venture more than offset the improved earnings of the Algerian joint venture.

Net Loss. Net loss of $5.7 million and $8.2 million for the fiscal quarter and six months ended September 30, 2008, respectively, increased $3.7 million in each period from the prior corresponding periods as a result of the factors described above.

Non-GAAP Measures

To enhance the comparability and usefulness of our financial results, management’s discussion and analysis is supplemented with certain non-GAAP measures to more fully describe the results of the underlying business. Specifically, these non-GAAP measures include Adjusted Net Sales, EBITDA and Adjusted EBITDA.

Adjusted Net Sales and Adjusted EBITDA reflect the add-back of revenue and incremental direct costs, net of amortization, associated with long-term, multiple-element contracts that have been deferred under SOP 97-2. As described in the accompanying Notes to Unaudited Consolidated Financial Statements, pursuant to these contracts, billings to customers occur when endpoints are deployed and the associated costs are incurred. Accordingly, the overall cash generated from operations is unchanged, and such impacts are reflected in the accompanying Consolidated Statements of Cash Flows. As a result, management believes that the add-back of this revenue and the incremental direct costs enhances the comparability of our financial statements and provides an important basis of comparison with prior period results, as well as other companies operating in our industry.

Information regarding Adjusted Net Sales, EBITDA and Adjusted EBITDA is provided as management considers these measures important in evaluating and understanding the Company’s operating and financial performance. Management believes these measures provide useful information for our investors in trending, analyzing and benchmarking the performance and value of our business. Internally, these measures are used in our incentive compensation plans. However, these metrics for measuring the Company’s financial results may be different from comparable information provided by other companies and should not be used as an alternative to net sales, net income or cash flows from operating activities as determined in accordance with GAAP.

The following table sets forth a management reconciliation of the differences between Adjusted Net Sales and net sales determined in accordance with GAAP (in millions):

	Fiscal Quarter Ended September 30, 2008	Fiscal Quarter Ended September 30, 2007	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007
Net sales	$176.2	$176.2	$361.3	$347.2
Revenue from long-term contracts deferred under SOP 97-2, net of amortization	30.4	3.6	51.1	3.6

Adjusted Net Sales	$206.6	$179.8	$412.4	$350.8

The following table sets forth a management reconciliation of the differences between EBITDA and Adjusted EBITDA as compared with the net loss determined in accordance with GAAP (in millions):

	Fiscal Quarter Ended September 30, 2008	Fiscal Quarter Ended September 30, 2007	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007
Net loss	$(5.7)	$(2.0)	$(8.2)	$(4.5)
Depreciation and amortization	11.1	11.7	22.0	22.7
Interest expense, net	10.0	10.5	19.8	21.1
Income tax (benefit) provision	(2.9)	0.3	(3.7)	(0.5)
Minority interest	0.7	0.5	1.1	1.2

EBITDA	$13.2	$21.0	$31.0	$40.0
Revenue less incremental direct costs from long-term contracts deferred under SOP 97-2, net of amortization	12.9	0.8	21.1	0.8

Adjusted EBITDA	$26.1	$21.8	$52.1	$40.8

Adjusted Net Sales increased $26.8 million, or 15%, and $61.6 million, or 18%, during the fiscal quarter and six months ended September 30, 2008, respectively, driven by growth in the deployment of AMI solutions, continued growth in AMR applications and higher sales in Europe and Africa, partially offset by lower volume of water meters in North America.

Adjusted EBITDA increased $4.3 million, or 20%, to $26.1 million and increased $11.3 million, or 28%, to $52.1 million for the fiscal quarter and six months ended September 30, 2008, respectively, as compared to the prior corresponding fiscal quarter and six-month period. Adjusted EBITDA as a percentage of Adjusted Net Sales increased to 13% from 12% for both the current fiscal quarter and six-month period, which reflects the growth in the AMI business and cost reductions related to certain outsourced manufacturing operations, which more than offset increased AMI infrastructure costs.

Liquidity and Capital Resources

During the six months ended September 30, 2008, we funded our operating, investing and financing requirements through cash flow generated from operating activities. We generally fund operating and capital requirements from a combination of cash on hand, cash flows from operating activities and borrowings under our senior credit facilities.

Net cash flow provided by operating activities for the six months ended September 30, 2008 was $18.6 million compared with $15.3 million for the six months ended September 30, 2007. The $3.3 million increase in cash provided by operating activities was primarily driven by cash flow generated from growth in our AMI business, a substantial portion of which was deferred for income statement recognition purposes under SOP 97-2 (see “—Non-GAAP Measures” above), and the timing of accounts payable and accrued expenses, partially offset by increased accounts receivable that includes the deferred revenue described above.

Cash expenditures for restructuring for the six months ended September 30, 2008 and 2007 were $3.9 million and $3.0 million, respectively, and were reflected within cash used in operations. As of September 30, 2008, we had $5.2 million of restructuring accruals reflected on our consolidated balance sheet within current liabilities and other long-term liabilities. Excluding the restructuring of our Ludwigshafen operations discussed in Note 6 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report, cash restructuring expenses of approximately $4 million are expected to be incurred in the second half of fiscal 2009 as current restructuring programs are completed and new initiatives are undertaken.

Working capital as a percentage of net sales was 11% at September 30, 2008 and 2007. Increased accounts receivable, the reclassification of net assets as held for sale and reduced short-term borrowings were offset by higher accounts payable, accrued expenses and net deferred revenue.

Cash used for investing activities of $18.7 million and $14.4 million for the six months ended September 30, 2008 and 2007, respectively, primarily represent payments for capital expenditures, software development costs and the contingent payments related to the AMDS acquisition. Expenditures for property, plant and equipment (“PP&E”) were $10.5 million, 52% of which reflected investment in the AMI business, and $11.5 million for the current and prior corresponding six months, respectively. PP&E expenditure requirements were comprised of equipment, molds and tooling for replacement; and expenditures for cost reduction, maintenance, safety and expansion that extend useful lives. For the second half of fiscal 2009, we expect to make expenditures for PP&E of $10 million to $15 million reflecting our continuing emphasis on a growth-oriented PP&E expenditures program. Software development costs related to the AMI business were $3.6 million and $1.8 million in the six months ended September 30, 2008 and 2007, respectively. The contingent payments related to the performance of the acquired AMDS business were $4.6 million for the current six months and were $0.9 million for the prior corresponding six-month period.

Cash used in financing activities was $11.2 million and $7.9 million in the six months ended September 30, 2008 and 2007, respectively. Cash used in financing activities for the current six-month period represents prepayments of principal of $11.2 million on the Company’s term loan facilities as the Company continues to reduce its outstanding indebtedness. The Company has prepaid the outstanding balance on its European term loan in its entirety. Cash used in financing activities for the prior corresponding six-month period represents principal prepayments of $13.0 million on the Company’s term loan facilities partially offset by interim short-term borrowings under the Company’s revolving credit facility of $5.1 million. During the past twelve months the Company has reduced its indebtedness by $26.1 million.

We maintain senior credit facilities that provide for senior secured financing totaling $232.0 million, consisting of a) one U.S. term loan facility in the amount of $162.0 million and b) two revolving credit facilities in an aggregate amount of $70.0 million, under which $40.0 million is available in the form of U.S. dollar-denominated loans and $30.0 million is available in the form of U.S. dollar-denominated loans or in the form of euro- or U.K. sterling-denominated loans. The revolving credit facilities mature on December 17, 2009. See below for discussion regarding the Company’s total indebtedness at September 30, 2008. The term loan facility matures on December 17, 2010. Borrowing costs for the term loan facility and revolving credit facilities are based on variable rates tied to adjusted LIBOR plus a 2% margin or the alternative base rate plus 1%, exclusive in each case of a 0.5% facility fee. Up to $30.0 million of the revolving credit facilities is available in the form of letters of credit, and amounts repaid under the revolving credit facilities may be re-borrowed (subject to satisfaction of the applicable borrowing conditions) at any time prior to the maturity of the revolving credit facilities.

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

As of September 30, 2008, we had $437.0 million of total indebtedness outstanding, consisting of $275.0 million of senior subordinated notes and $162.0 million under the U.S. term loan facility. Interest expense, net, excluding amortization of deferred financing costs, was $18.1 million for the six months ended September 30, 2008. The next scheduled principal payment on the term loan facility of approximately $0.9 million is due in the second quarter of fiscal 2010. There were no borrowings outstanding under the revolving credit facility at September 30, 2008; however, $13.9 million of the facility was utilized in connection with outstanding letters of credit. We were in compliance with all credit facility covenants at September 30, 2008.

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

In conjunction with the AMDS acquisition, the Company is legally obligated to satisfy any additional future cash payments to AMDS based on a specified percentage of certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company has accrued $8.6 million for the first half of fiscal 2009 and $11.4 million cumulatively, net of $5.5 million paid in accordance with the purchase agreement ($0.9 million in fiscal 2008 and $4.6 million in July 2008). In the accompanying consolidated balance sheet as of September 30, 2008, $7.1 million was classified as accruals and other current liabilities and $4.3 million was classified as other long-term liabilities. We believe that expected cash flows from operations will provide sufficient funds to fulfill this obligation.

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

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of September 30, 2008, assets of foreign subsidiaries constituted approximately 34% of total assets. Foreign currency exchange rate exposure is most significant with respect to our European and South American operations. For the fiscal quarters ended September 30, 2008 and 2007, net sales were positively impacted by the valuation of foreign currencies, primarily the euro, versus the U.S. dollar by $5.5 million and $4.2 million, respectively, and for the six months ended September 30, 2008 and 2007, net sales were also positively impacted by $13.9 million and $8.0 million, respectively. In periods of a strengthening U.S. dollar, however, our results of operations could experience a negative currency translation impact.

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

Interest rate risk. Under the terms of the Company’s senior credit facility, we pay a variable rate of interest based on LIBOR and are subject to interest rate risk as a result of changes in LIBOR. The Company’s total indebtedness as of September 30, 2008 was $437.0 million, of which $162.0 million bears interest at variable rates. As of September 30, 2008, all of our variable-rate borrowings were under the term loan facilities and were at the adjusted LIBOR plus a 2% margin. Of those borrowings, $120.0 million, or 74%, was hedged through interest rate swaps. At September 30, 2008, the weighted-average interest rate on our term loan facility borrowings was approximately 6.2% (consisting of approximately 4.2% LIBOR plus 2%). Holding all other variables constant, a change in the interest rate of 1% on our variable-rate debt, after giving effect to the interest rate swaps, would impact annual interest costs by $0.4 million.

To hedge exposure to variable interest rates, the Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at specified fixed rates. The following table describes the terms of the Company’s interest rate swap agreements:

Trade Dates	Effective Dates	Maturity Dates	Notional Amounts (in millions)	Pay Fixed Rates	Receive Three-Month LIBOR as of September 30, 2008
December 9, 2005	January 20, 2006	September 30, 2010	$50.0	4.927%	2.786%
March 24, 2006	August 22, 2006	June 30, 2010	50.0	5.121%	2.812%
November 21, 2007	November 27, 2007	November 27, 2009	20.0	4.034%	2.810%

Total			$120.0

The purpose of the swaps, designated as cash flow hedges, is to hedge the Company’s interest payments on a portion of its variable-rate debt. Changes in the Company’s cash flows attributable to the risk being hedged are expected to be offset by the hedging derivatives, and to the extent the swaps provide an effective hedge, changes in the fair value of the swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness of the swaps is required to be recognized in earnings; however, we anticipate the interest rate swaps will remain effective through maturity. Other comprehensive income was immaterial for the fiscal quarter ended September 30, 2008 and was $1.9 million (net of tax of $1.3 million) for the six months then ended, reflecting increases in fair value of the interest rate swaps due to fluctuations in expected future market interest rates during those periods. Other comprehensive loss of $1.1 million (net of tax of $0.8 million) and $0.3 million (net of tax of $0.3 million) for the fiscal quarter and six months ended September 30, 2007, respectively, relates to these swaps. We expect to continue to utilize interest rate swap agreements to manage interest rate risk in the future.

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

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fiscal quarter ended September 30, 2008.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

Date: October 24, 2008	By:	/s/ PETER MAINZ
Peter Mainz Chief Executive Officer & President (Principal Executive Officer)

Date: October 24, 2008	By:	/s/ MICHAEL S. BUCHANAN
Michael S. Buchanan Interim Chief Financial Officer & Director, Worldwide Tax (Principal Financial Officer)

Date: October 24, 2008	By:	/s/ THOMAS D. D’ORAZIO
Thomas D. D’Orazio Senior Vice President, Finance (Principal Accounting Officer)
SENSUS METERING SYSTEMS INC.

Date: October 24, 2008	By:	/s/ PETER MAINZ
Peter Mainz Chief Executive Officer & President (Principal Executive Officer)

Date: October 24, 2008	By:	/s/ MICHAEL S. BUCHANAN
Michael S. Buchanan Interim Chief Financial Officer & Director, Worldwide Tax (Principal Financial Officer)

Date: October 24, 2008	By:	/s/ THOMAS D. D’ORAZIO
Thomas D. D’Orazio Senior Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.