Form 10-Q
period 2008-12-27
SENSUS METERING SYSTEMS INC; SENSUS METERING SYSTEMS BERMUDA 2 LTD
filed 2009-01-30
CIK 1281223, 1281226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 27, 2009, Sensus Metering Systems (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus Metering Systems (Bermuda 1) Ltd., and Sensus Metering Systems Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus Metering Systems (Bermuda 2) Ltd.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	December 27, 2008	March 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27.6	$37.6
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.4 and $1.5 at December 27, 2008 and March 31, 2008, respectively	104.2	107.1
Other	2.6	1.0
Inventories, net	74.6	72.3
Prepayments and other current assets	24.4	12.8
Deferred income taxes	5.0	5.0
Deferred costs	8.1	3.1

Total current assets	246.5	238.9
Property, plant and equipment, net	130.9	138.4
Intangible assets, net	189.3	199.2
Goodwill	393.8	377.6
Deferred income taxes	16.8	17.4
Deferred costs	67.6	23.3
Other long-term assets	21.5	24.5

Total assets	$1,066.4	$1,019.3

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$71.7	$81.3
Accruals and other current liabilities	70.4	67.8
Current portion of long-term debt	0.9	0.1
Short-term borrowings	15.1	5.8
Restructuring accruals	8.0	5.2
Deferred revenue	14.1	5.4

Total current liabilities	180.2	165.6
Long-term debt, less current portion	436.1	448.6
Pensions	47.9	52.5
Deferred income taxes	71.9	71.9
Deferred revenue	110.3	32.4
Other long-term liabilities	24.5	21.3
Minority interest	11.8	10.2

Total liabilities	882.7	802.5
Commitments and Contingencies (Note 12)
STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	245.4	243.2
Accumulated deficit	(60.6)	(29.3)
Accumulated other comprehensive (loss) income	(1.1)	2.9

Total stockholder’s equity	183.7	216.8

Total liabilities and stockholder’s equity	$1,066.4	$1,019.3

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Fiscal Quarter Ended December 27, 2008	Fiscal Quarter Ended December 29, 2007	Nine Months Ended December 27, 2008	Nine Months Ended December 29, 2007
NET SALES	$140.4	$162.2	$501.7	$509.4

COST OF SALES	119.2	121.0	393.5	378.2

GROSS PROFIT	21.2	41.2	108.2	131.2

OPERATING EXPENSES:
Selling, general and administrative expenses	30.9	31.1	98.7	89.8
Restructuring costs	6.1	1.0	8.2	2.5
Amortization of intangible assets	3.4	5.2	10.6	16.2
Other operating expense, net	0.9	0.6	2.2	1.5

OPERATING (LOSS) INCOME	(20.1)	3.3	(11.5)	21.2

NON-OPERATING EXPENSE:
Interest expense, net	(10.5)	(10.3)	(30.3)	(31.4)
Other expense, net	(0.5)	(0.7)	(0.1)	(1.3)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(31.1)	(7.7)	(41.9)	(11.5)

BENEFIT FOR INCOME TAXES	(8.8)	(2.9)	(12.5)	(3.4)

LOSS BEFORE MINORITY INTEREST	(22.3)	(4.8)	(29.4)	(8.1)

MINORITY INTEREST	(0.7)	(0.2)	(1.8)	(1.4)

NET LOSS	$(23.0)	$(5.0)	$(31.2)	$(9.5)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended December 27, 2008	Nine Months Ended December 29, 2007
OPERATING ACTIVITIES:
Net loss	$(31.2)	$(9.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19.1	18.9
Amortization of intangible assets	10.6	16.2
Amortization of software development costs	5.5	0.5
Amortization of deferred financing costs	2.4	2.1
Net (gain) loss on sale of assets	(0.2)	0.1
Net loss on foreign currency transactions	0.4	0.1
Minority interest	1.8	1.4
Changes in assets and liabilities used in operations:
Accounts receivable	(2.7)	14.0
Inventories	(5.9)	(12.0)
Other current assets	2.1	2.1
Accounts payable, accruals and other current liabilities	(4.3)	(13.6)
Income taxes payable	(15.2)	(7.2)
Deferred revenue less deferred costs from long-term AMI electric and gas contracts	38.9	2.0
Other	0.7	—

Net cash provided by operating activities	22.0	15.1

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(17.3)	(15.0)
Purchases of intangible assets	(0.4)	(0.3)
Software development costs	(5.8)	(3.8)
AMDS contingent payments	(4.6)	(0.9)
Proceeds from sale of assets	0.2	—

Net cash used in investing activities	(27.9)	(20.0)

FINANCING ACTIVITIES:
Increase in short-term borrowings	9.3	15.2
Principal payments on debt	(11.7)	(13.0)

Net cash (used in) provided by financing activities	(2.4)	2.2
Effect of exchange rate changes on cash	(1.7)	1.0

DECREASE IN CASH AND CASH EQUIVALENTS	(10.0)	(1.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$37.6	$34.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27.6	$33.2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:

Interest	$32.5	$35.4

Income taxes, net of refunds	$2.6	$3.8

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

The accompanying consolidated financial statements present results of the Company for the fiscal quarters and nine months ended December 27, 2008 and December 29, 2007. The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents a reconciliation of the deferred revenue and deferred costs, net of amortization, for the periods presented (in millions):

	December 27, 2008	March 31, 2008
Current deferred revenue related to:
Long-term AMI electric and gas contracts	$11.1	$2.2
Other	3.0	3.2

Total	$14.1	$5.4

Long-term deferred revenue related to:
Long-term AMI electric and gas contracts	$108.5	$29.2
Other	1.7	3.2

Total	$110.2	$32.4

Current deferred costs related to long-term AMI electric and gas contracts	$8.1	$3.1

Long-term deferred costs related to:
Long-term AMI electric and gas contracts	$67.5	$23.2
Other	0.1	0.1

Total	$67.6	$23.3

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable (unless a new election date occurs) and is applied to the entire financial instrument. FAS 159 was effective for the Company on April 1, 2008. The Company did not elect to adopt the fair value option for any financial instruments.

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

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for those recognized or disclosed on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. FAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, is effective for the Company beginning in fiscal 2010. The Company is currently evaluating the impact FAS 157 will have, as it relates to nonfinancial assets and nonfinancial liabilities, on its consolidated financial statements.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is currently effective. The Company, however, is not impacted as at present it is not party to financial assets in inactive markets. Were the Company to become party to financial assets in inactive markets, it would value them using the applicable guidance of FAS 157 and FSP FAS 157-3.

In December 2008, the FASB issued FASB Staff Position No. 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132R-1”). FSP FAS 132R-1 provides guidance for disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures are to provide an understanding of a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, b) the major categories of plan assets, c) the inputs and valuation techniques used to measure the fair value of plan assets, d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and e) significant concentrations of risk within plan assets. FSP FAS 132R-1 is effective for the Company beginning in fiscal 2010. The Company is currently assessing the impact FSP FAS 132R-1 will have on its consolidated financial statement disclosures.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

2. Acquisition

On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $62.6 million consisting of $49.8 million in cash and 15,000 vested preference shares issued by Bermuda 1. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Bermuda 1, cash on hand and utilization of the Company’s revolving credit facility. As discussed below, the vested preference shares were subject to mandatory redemption by Bermuda 1 for $15 million at the option of the holder once certain future financial performance targets were achieved

During the fourth quarter of fiscal 2008, the first performance threshold was achieved related to 50% of the vested preference shares. Accordingly, 7,500 vested preference shares were released from restrictions. In the first

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter of fiscal 2009, AMDS opted to have the 7,500 unrestricted shares redeemed for $7.5 million in cash. As required by the AMDS purchase agreement, the $7.5 million was funded by Bermuda 1 during the second quarter of fiscal 2009, and thus the Company’s cash position was not impacted.

During the current fiscal quarter, the second performance threshold was achieved related to the second 50% of the vested preference shares. Accordingly, the remaining 7,500 vested preference shares were released from restrictions and AMDS opted to have the 7,500 unrestricted shares redeemed for $7.5 million in cash. As required by the AMDS purchase agreement, the $7.5 million was funded by Bermuda 1 during the current fiscal quarter and thus the Company’s cash position was not impacted.

The Company is also required to make additional future cash payments to AMDS based on a specified percentage of certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $14.1 million for the first nine months of fiscal 2009 and $16.9 million cumulatively, net of $5.5 million paid in accordance with the purchase agreement ($0.9 million in fiscal 2008 and $4.6 million in July 2008). In the accompanying consolidated balance sheet as of December 27, 2008, $9.9 million is classified as accruals and other current liabilities and $7.0 million is classified as other long-term liabilities. The offset to these gross accrued amounts is classified as goodwill and reflects additional purchase price.

In addition, on the date of acquisition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15 million if the specified performance thresholds are achieved over the relevant period. As of December 27, 2008, none of these preference shares has become vested. Bermuda 1 is legally obligated to satisfy any future redemption requirements of the unvested preference shares. As a result, the Company will not be obligated to provide cash for any future redemption requirements related to the AMDS acquisition.

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

3. Goodwill and Identifiable Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements, developed technology and customer and distributor relationships. Goodwill represents the excess of the purchase price paid by the Company for Invensys Metering Systems, NexusData, Inc. (“Nexus”) and AMDS over the fair value of the respective net assets acquired. The purchase price allocation for these acquisitions resulted in $393.8 million of goodwill being recorded as of December 27, 2008. The goodwill is attributed to the value placed on the Company being an industry leader with market-leading positions in the North American and European water metering markets, the North American clamps and couplings and precision die casting markets and the synergies resulting from the Nexus and AMDS acquisitions. The Company is also a market leader in the North American gas metering market, the European heat metering market and the North American water AMI market. The Company has achieved these leadership positions by developing and manufacturing innovative products. In addition, future expansion of AMI technology provides a significant opportunity for the Company. Patents, trademarks, developed technology, customer and distributor relationships and non-competition agreements are stated at fair value on the date of acquisition as determined by an independent valuation firm.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets are summarized as follows (in millions):

	December 27, 2008		March 31, 2008
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$393.8	$—	$377.6	$—
Tradenames (indefinite lived)	27.3	—	27.3	—

	421.1	—	404.9	—
Intangible assets subject to amortization:
Distributor and marketing relationships	193.2	(56.4)	192.3	(47.9)
Developed technology	26.0	(5.3)	26.0	(3.8)
Non-competition agreements	30.5	(30.3)	30.5	(30.3)
Patents	16.0	(11.7)	16.5	(11.4)

	265.7	(103.7)	265.3	(93.4)

Total intangible assets	$686.8	$(103.7)	$670.2	$(93.4)

4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost is determined based on standard cost with appropriate adjustments to approximate FIFO cost. Market is determined on the basis of estimated realizable values.

Inventories consist of the following (in millions):

	December 27, 2008	March 31, 2008
Raw materials, parts and supplies	$40.2	$36.6
Work in process	12.9	13.5
Finished goods	24.4	24.5
Allowance for shrink and obsolescence	(2.9)	(2.3)

Inventories, net	$74.6	$72.3

5. Financial Instruments

The Company utilizes derivative instruments, specifically forward contracts and interest rate swap agreements, to manage its exposure to market risks such as foreign currency exchange and interest rate risks. The Company records derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value.

As of December 27, 2008, the Company did not have any foreign currency forward contracts outstanding. These contracts are arranged to manage the exposure to foreign currency risks related primarily to certain intercompany receivable and payable balances denominated in those currencies and substantially offset exchange losses and gains on underlying exposures. Gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other non-operating income (expense) in the Company’s consolidated statements of operations. The Company does not utilize hedge accounting treatment for its forward

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts. For the fiscal quarter and nine months ended December 27, 2008, the Company recorded net losses of $0.1 million and $0.7 million, respectively, on the foreign currency forward contracts, which included $0.1 million and $0.5 million of realized losses upon settlement of certain contracts in those respective periods. For the fiscal quarter and nine months ended December 29, 2007, the Company recorded net losses of $1.1 million and $1.6 million on the forward contracts, respectively, which included $1.2 million and $1.5 million of realized losses in those respective periods.

The Company utilizes interest rate swap agreements to mitigate its exposure to fluctuations in interest rates on variable-rate debt. The Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month London Interbank Offered Rate (“LIBOR”) and makes periodic payments at specified fixed rates.

The following table describes the terms of the Company’s interest rate swap agreements:

Trade Dates	Effective Dates	Maturity Dates	Notional Amounts (in millions)	Pay Fixed Rates	Receive Three-Month LIBOR as of December 27, 2008
December 9, 2005	January 20, 2006	September 30, 2010	$50.0	4.927%	2.090%
March 24, 2006	August 22, 2006	June 30, 2010	50.0	5.121%	2.153%
November 21, 2007	November 27, 2007	November 27, 2009	20.0	4.034%	2.196%

Total			$120.0

These interest rate swaps have been designated as cash flow hedges, and changes in the Company’s cash flows attributable to the risk being hedged are expected to be offset by the hedging derivatives. To the extent the swaps provide an effective hedge for accounting purposes, changes in the fair value of the interest rate swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness related to the interest rate swaps will be recorded through earnings in interest expense.

On October 20, 2008, the Company discontinued its hedging relationship on the pay fixed 4.927% receive variable interest rate swap. At that time, accumulated other comprehensive loss associated with this swap was $2.0 million before tax. This amount is being amortized to earnings on a straight-line basis through September 30, 2010. As of December 27, 2008, the fair value of the swap declined by an additional $0.9 million. For the fiscal quarter and nine months ended December 27, 2008, a loss of $0.9 million was recorded for changes in fair value of the discontinued hedge subsequent to October 20, 2008.

Other comprehensive loss of $1.1 million (net of tax of $0.7 million) and $1.4 million (net of tax of $1.0 million) for the fiscal quarter and nine months ended December 29, 2007, respectively, relates solely to changes in fair value of the swaps.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our derivative instruments are valued using modeling techniques that incorporate level 2 observable inputs as defined by FAS 157. Key inputs include interest rate yield curves, foreign exchange rates, spot prices and volatility. The following table presents the fair value measurements of our derivatives and their associated fair value hierarchy level as of December 27, 2008 (in millions):

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Interest rate swaps	$6.2	$—	$6.2	$—

As of December 27, 2008, interest rate swaps are classified within other long-term liabilities on the Company’s consolidated balance sheet.

6. Restructuring Costs

The following reflects activity associated with costs related to the Company’s restructuring initiatives (in millions):

	Fiscal Quarter Ended December 27, 2008	Fiscal Quarter Ended December 29, 2007	Nine Months Ended December 27, 2008	Nine Months Ended December 29, 2007
Employee severance and exit costs:
Accrued	$5.5	$0.6	$7.0	$1.5
Expensed as incurred	0.4	0.4	1.0	1.0
Impairment of long-lived assets	0.2	—	0.2	—

Total	$6.1	$1.0	$8.2	$2.5

For the fiscal quarter and nine months ended December 27, 2008, the Company incurred $6.1 million and $8.2 million, respectively, of restructuring costs primarily related to the rationalization of its water and heat meter product lines across Europe, the Middle East, Africa and South America and an early retirement program in Germany.

On September 18, 2008, Sensus Metering Systems GmbH, Ludwigshafen, a subsidiary of the Company, reached an understanding with its German works council on the general terms of a restructuring of the Ludwigshafen operations. The restructuring is part of a plan adopted by the Company to improve the competitiveness of its German operations. The restructuring is expected to include the closure of certain production lines at the facility and a reduction of approximately 170 employees. As a result of this reduction of employees, the Company expects to record total charges of approximately $18 million to $20 million of severance and related payroll costs. The Company currently expects that these restructuring measures will be concluded by December 31, 2010. During the current fiscal quarter, under this plan the Company accrued $5.4 million for the reduction of approximately 49 employees. The Company expects to incur restructuring costs of approximately $2.2 million in the fourth quarter of fiscal 2009 as existing restructuring programs are completed.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring accruals are summarized as follows (in millions):

	Fiscal Quarter Ended December 27, 2008	Fiscal Quarter Ended December 29, 2007	Nine Months Ended December 27, 2008	Nine Months Ended December 29, 2007
Balance at beginning of period	$5.2	$5.2	$7.6	$6.5
Cash payments	(0.8)	(0.9)	(4.1)	(3.3)
Write-off of accrued charges	—	—	—	(0.1)
Accrual of new committed/announced programs	5.5	0.6	7.0	1.5
Foreign currency translation adjustment	0.3	0.1	(0.3)	0.4

Balance at end of period	$10.2	$5.0	$10.2	$5.0

Current portion	$8.0	$2.0	$8.0	$2.0
Non-current portion	2.2	3.0	2.2	3.0

Total	$10.2	$5.0	$10.2	$5.0

Restructuring accruals are reflected within current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. As of December 27, 2008, restricted cash of $2.9 million, comprising $1.7 million classified as other long-term assets and $1.2 million classified as prepayments and other current assets in the accompanying consolidated balance sheet, was earmarked to fund the Company’s early retirement contracts for certain of its German employees.

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

The following represents a reconciliation of the changes in product warranty reserves (in millions):

	Fiscal Quarter Ended December 27, 2008	Fiscal Quarter Ended December 29, 2007	Nine Months Ended December 27, 2008	Nine Months Ended December 29, 2007
Balance at beginning of period	$10.6	$9.3	$10.7	$8.8
Warranties accrued	3.4	2.2	8.8	6.3
Settlements made	(3.0)	(2.2)	(8.3)	(5.9)
Foreign currency translation adjustment	(0.2)	0.1	(0.4)	0.2

Balance at end of period	$10.8	$9.4	$10.8	$9.4

Current portion	$7.8	$6.4	$7.8	$6.4
Non-current portion	3.0	3.0	3.0	3.0

Total	$10.8	$9.4	$10.8	$9.4

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net periodic benefit cost for the German pension plan consists of the following (in millions):

	Fiscal Quarter Ended December 27, 2008	Fiscal Quarter Ended December 29, 2007	Nine Months Ended December 27, 2008	Nine Months Ended December 29, 2007
Service cost	$0.1	$0.2	$0.5	$0.6
Interest cost	0.6	0.6	2.0	1.7
Amortization of prior service cost	0.1	0.1	0.3	0.3

Net periodic benefit cost	$0.8	$0.9	$2.8	$2.6

Net periodic benefit cost for the U.S. pension plan consists of the following (in millions):

	Fiscal Quarter Ended December 27, 2008	Fiscal Quarter Ended December 29, 2007	Nine Months Ended December 27, 2008	Nine Months Ended December 29, 2007
Service cost	$0.3	$0.3	$0.8	$0.8
Interest cost	—	0.1	0.2	0.2
Expected return on plan assets	—	(0.1)	(0.2)	(0.2)

Net periodic benefit cost	$0.3	$0.3	$0.8	$0.8

The Company expects to continue to make contributions sufficient to fund benefits paid under its U.S. pension plan. The Company contributed approximately $0.7 million in the first nine months of fiscal 2009 to its U.S. plan. Required contributions for the current fiscal year will total approximately $0.9 million, and additional contributions may be made at the Company’s discretion.

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

Reporting Segment Products

Reporting Segment	Major Products
Metering and Related Communication Systems	Commercial and residential water, gas, electric and heat meters and AMR and AMI systems used by utilities. AMR systems include handheld and mobile radio-frequency reading systems. All metering reading system solutions include installation services and ongoing systems support.

All Other	Pipe joining, tapping and repair products that consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used by utilities in pipe joining and pipe repair applications. Die casting products that consist of high quality thin-wall, low porosity aluminum die castings, generally targeting the automotive industry and gas utility markets.

The following table provides revenue, operating income and pre-tax loss before minority interest for each segment (in millions):

	Fiscal Quarter Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Segment revenues
Metering and related communication systems (1)	$113.0	$133.1	$410.7	$421.0
All other	29.1	33.0	99.2	100.8
Eliminations of inter-segment sales	(1.7)	(3.9)	(8.2)	(12.4)

Total	$140.4	$162.2	$501.7	$509.4

Operating (loss) income
Metering and related communication systems (1)	$(21.5)	$4.3	$(15.6)	$22.1
All other	1.4	(1.0)	4.1	(0.9)

Total	$(20.1)	$3.3	$(11.5)	$21.2

(Loss) profit before income taxes and minority interest
Metering and related communication systems (1)	$(23.2)	$3.7	$(17.5)	$20.6
All other	(7.9)	(11.4)	(24.4)	(32.1)

Total	$(31.1)	$(7.7)	$(41.9)	$(11.5)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Metering and related communication systems segment revenue for the fiscal quarter and nine months ended December 27, 2008 excludes $37.1 million and $88.2 million, respectively, of revenue that has been deferred under SOP 97-2 related to the deployment under long-term AMI electric and gas contracts. In the fiscal quarter and nine months ended December 29, 2007, $7.8 million and $11.4 million, respectively, of deferred revenue was excluded related to these contracts.

Additionally, metering and related communications systems operating (loss) income and (loss) profit before income taxes and minority interest for the current fiscal quarter and nine months then ended exclude $17.8 million and $38.9 million, respectively, of revenue billed to customers less incremental direct costs incurred (net of amortization) related to these long-term AMI electric and gas contracts that have been deferred under SOP 97-2. In the fiscal quarter and nine months ended December 29, 2007, $1.2 million and $2.0 million, respectively, of revenue billed to customers less incremental direct costs incurred (net of amortization) was deferred and excluded related to these contracts (see Note 1 Deferred Revenue and Deferred Costs).

Geographic Information. Net sales to third parties and long-lived assets, which include property, plant and equipment (net), intangible assets (net) and goodwill, by geographic region are as follows (in millions):

	Net Sales		Long-Lived Assets
	Nine Months Ended December 27, 2008	Nine Months Ended December 29, 2007	December 27, 2008	March 31, 2008
North America	$308.1	$321.6	$585.1	$579.4
Europe, Middle East, Africa	164.0	151.9	101.4	109.9
South America	8.2	15.0	1.6	2.1
Asia	21.4	20.9	25.9	23.8

Total	$501.7	$509.4	$714.0	$715.2

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

North America geographic net sales to third parties for the fiscal quarter and nine months ended December 27, 2008 excludes $37.1 million and $88.2 million, respectively, of revenue that has been deferred under SOP 97-2 from long-term AMI electric and gas contracts. In the fiscal quarter and nine months ended December 29, 2007, $7.8 million and $11.4 million, respectively, of deferred revenue was excluded (see Note 1 Deferred Revenue and Deferred Costs).

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Comprehensive Loss

Comprehensive loss consists of the following (in millions):

	Fiscal Quarter Ended December 27, 2008	Fiscal Quarter Ended December 29, 2007	Nine Months Ended December 27, 2008	Nine Months Ended December 29, 2007
Net loss	$(23.0)	$(5.0)	$(31.2)	$(9.5)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2.9)	1.5	(4.9)	3.8
Net (loss) gain on interest rate swaps, net of tax (see Note 5)	(1.0)	(1.1)	0.9	(1.4)

Comprehensive loss	$(26.9)	$(4.6)	$(35.2)	$(7.1)

11. Income Taxes

The income tax benefit for the current fiscal quarter and nine months ended December 27, 2008 reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate.

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, the Company had $3.2 million of unrecognized tax benefits as of December 27, 2008, including interest and penalties, $2.8 million of which is reflected in other long-term liabilities on the accompanying consolidated balance sheet. The total amount of net unrecognized tax benefits that, if recognized in a future period, would affect the effective rate was $3.2 million as of December 27, 2008.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 27, 2008 and March 31, 2008, the Company accrued $0.7 million in both periods, in other long-term liabilities for interest and penalties.

Due to the expiration of federal and state statutes of limitations, it is reasonably possible that the Company’s net unrecognized tax benefits may change within the next 12 months by up to $0.4 million. The gross amount of the increase in unrecognized tax benefits as a result of tax positions taken during the nine months ended December 27, 2008 was $0.3 million. The gross amount of the increase in unrecognized tax benefits as a result of tax positions taken during a prior period was $0.6 million. The gross amount of the decrease in unrecognized tax benefits due to settlements with the IRS from tax positions taken during a prior period was $0.8 million.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company, as well as many other third parties, has been named as a defendant in several lawsuits filed related to illnesses from exposure to asbestos or asbestos-containing products. The complaints fail to specify which plaintiffs allegedly were involved with the Company’s products, and because the cases are in initial stages, it is uncertain whether any plaintiffs have asbestos-related illnesses or dealt with the Company’s products, much less whether any plaintiffs were exposed to an asbestos-containing component part of the Company’s product or whether such part could have been a substantial contributing factor to the alleged illness. Although we are entitled to indemnification for legal and indemnity costs for asbestos claims related to these products from certain subsidiaries of Invensys under the stock purchase agreement pursuant to which we acquired Invensys Metering Systems, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with the acquisition of Invensys Metering Systems. The Company is unable to estimate the amount of its exposure, if any, related to these claims at this time. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s net earnings or financial position.

The Company entered into contracts that contain product warranties that could require performance under certain conditions. The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At December 27, 2008, the Company had $13.2 million of letters of credit outstanding with expiration dates ranging from one month to 12 months.

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

In addition, there is contamination in the soil and groundwater at our facility in Ludwigshafen, Germany. We were indemnified by the former owner against costs that may result from the contamination, but have accepted a lump-sum payment from the former owner in return for a release of its indemnity obligations. We also have an indemnity, subject to certain limitations, from certain subsidiaries of Invensys regarding this facility pursuant to the terms of the purchase agreement governing the acquisition of Invensys Metering Systems.

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

13. Debt

The Company’s total indebtedness outstanding consists of the following (in millions):

	December 27, 2008	March 31, 2008
Current portion of U.S. term loan facility	$0.9	$—
U.S. revolving credit facility	10.2	—
Short-term borrowings—Rongtai	4.9	5.8
Current portion of European term loan facility	—	0.1

Total current portion of long-term debt	16.0	5.9
Long-term loan from Rongtai joint venture partner	—	0.5
U.S. term loan facility	161.1	162.0
European term loan facility	—	11.1
Senior subordinated notes	275.0	275.0

Total long-term debt	436.1	448.6

Total debt	$452.1	$454.5

14. Guarantor Subsidiaries

The following tables present the condensed consolidating balance sheets at December 27, 2008 (unaudited) and March 31, 2008 and unaudited statements of operations and cash flows for the fiscal quarters and nine months ended December 27, 2008 and December 29, 2007, as applicable, for a) Bermuda 2 (referred to as Parent), b) Sensus Metering Systems Inc. (“SMS Inc.”), the issuer of the Notes (referred to as Issuer), c) on a combined basis, the subsidiaries of Bermuda 2 that are guaranteeing the Notes (referred to as Guarantor Subsidiaries) and d) on a combined basis, the subsidiaries of Bermuda 2 that are not guaranteeing the Notes (referred to as Non-Guarantor Subsidiaries). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because SMS Inc. and the Guarantor Subsidiaries are 100% owned by Bermuda 2, the guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets (unaudited)

December 27, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$6.6	$0.4	$20.6	$—	$27.6
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	50.0	13.0	41.2	—	104.2
(To) from affiliates	(1.0)	41.3	(0.2)	(40.1)	—	—
Other	—	—	2.1	0.5	—	2.6
Inventories, net	—	29.1	14.7	30.8	—	74.6
Prepayments and other current assets	—	2.2	16.1	6.1	—	24.4
Deferred income taxes	—	4.6	0.4	—	—	5.0
Deferred costs	—	8.1	—	—	—	8.1

Total current assets	(1.0)	141.9	46.5	59.1	—	246.5

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	39.9	24.9	66.1	—	130.9
Intangible assets, net	—	148.4	7.9	33.0	—	189.3
Goodwill	—	311.3	55.0	27.5	—	393.8
Investment in subsidiaries	646.6	184.2	—	—	(830.8)	—
Deferred income taxes	—	2.3	14.5	—	—	16.8
Deferred costs	—	67.6	—	—	—	67.6
Other long-term assets	0.4	18.0	(0.2)	3.3	—	21.5

Total assets	$646.0	$1,346.8	$148.6	$218.1	$(1,293.1)	$1,066.4

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$44.1	$6.1	$21.5	$—	$71.7
Accruals and other current liabilities	—	34.7	4.2	31.5	—	70.4
Current portion of long-term debt	—	0.9	—	—	—	0.9
Short-term borrowings	—	10.2	—	4.9	—	15.1
Income taxes payable	—	8.2	(8.9)	0.7	—	—
Restructuring accruals	—	—	—	8.0	—	8.0
Deferred revenue	—	13.7	—	0.4	—	14.1

Total current liabilities	—	111.8	1.4	67.0	—	180.2

Notes payable to affiliates	462.3	32.6	(35.9)	3.3	(462.3)	—
Long-term debt, less current portion	—	436.1	—	—	—	436.1
Pensions	—	0.6	0.7	46.6	—	47.9
Deferred income taxes	—	52.1	(3.3)	23.1	—	71.9
Deferred revenue	—	110.3	—	—	—	110.3
Other long-term liabilities	—	16.1	4.7	3.7	—	24.5
Minority interest	—	—	—	11.8	—	11.8

Total liabilities	462.3	759.6	(32.4)	155.5	(462.3)	882.7

Stockholders’ equity	183.7	587.2	181.0	62.6	(830.8)	183.7

Total liabilities and stockholders’ equity	$646.0	$1,346.8	$148.6	$218.1	$(1,293.1)	$1,066.4

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$10.2	$0.8	$26.6	$—	$37.6
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	49.4	11.4	46.3	—	107.1
(To) from affiliates	(0.9)	21.8	1.9	(22.8)	—	—
Other	—	—	0.7	0.3	—	1.0
Inventories, net	—	28.8	12.8	30.7	—	72.3
Prepayments and other current assets	—	2.8	1.1	8.9	—	12.8
Deferred income taxes	—	4.6	0.4	—	—	5.0
Deferred costs	—	3.1	—	—	—	3.1

Total current assets	(0.9)	120.7	29.1	90.0	—	238.9

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	38.3	28.3	71.8	—	138.4
Intangible assets, net	—	154.7	10.2	34.3	—	199.2
Goodwill	—	295.1	55.0	27.5	—	377.6
Investment in subsidiaries	679.7	158.0	—	—	(837.7)	—
Deferred income taxes	—	2.8	14.6	—	—	17.4
Deferred costs	—	23.2	—	0.1	—	23.3
Other long-term assets	0.3	19.7	(0.2)	4.7	—	24.5

Total assets	$679.1	$1,245.7	$137.0	$257.5	$(1,300.0)	$1,019.3

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$42.3	$7.7	$31.3	$—	$81.3
Accruals and other current liabilities	—	30.3	3.5	34.0	—	67.8
Current portion of long-term debt	—	—	—	0.1	—	0.1
Short-term borrowings	—	—	—	5.8	—	5.8
Income taxes payable	—	7.4	(7.8)	0.4	—	—
Restructuring accruals	—	—	0.1	5.1	—	5.2
Deferred revenue	—	5.0	—	0.4	—	5.4

Total current liabilities	—	85.0	3.5	77.1	—	165.6

Notes payable to affiliates	462.3	17.3	(19.9)	2.6	(462.3)	—
Long-term debt, less current portion	—	437.0	—	11.6	—	448.6
Pensions	—	0.4	0.5	51.6	—	52.5
Deferred income taxes	—	52.1	(3.3)	23.1	—	71.9
Deferred revenue	—	32.4	—	—	—	32.4
Other long-term liabilities	—	12.4	4.8	4.1	—	21.3
Minority interest	—	—	—	10.2	—	10.2

Total liabilities	462.3	636.6	(14.4)	180.3	(462.3)	802.5

Stockholders’ equity	216.8	609.1	151.4	77.2	(837.7)	216.8

Total liabilities and stockholders’ equity	$679.1	$1,245.7	$137.0	$257.5	$(1,300.0)	$1,019.3

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended December 27, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$63.4	$24.8	$58.5	$(6.3)	$140.4
Cost of sales	—	60.4	21.3	43.8	(6.3)	119.2

Gross profit	—	3.0	3.5	14.7	—	21.2

Selling, general and administrative expenses	—	18.0	(1.0)	13.9	—	30.9
Restructuring costs	—	—	0.1	6.0	—	6.1
Amortization of intangible assets	—	2.3	0.7	0.4	—	3.4
Other operating expense, net	—	0.9	—	—	—	0.9

Operating (loss) income	—	(18.2)	3.7	(5.6)	—	(20.1)

Non-operating (expense) income:
Interest (expense) income, net	—	(9.8)	0.1	(0.8)	—	(10.5)
Equity in (loss) earnings of subsidiaries	(23.0)	13.2	—	—	9.8	—
Other income (expense), net	—	0.1	0.1	(0.7)	—	(0.5)

(Loss) income before income taxes and minority interest	(23.0)	(14.7)	3.9	(7.1)	9.8	(31.1)

Provision (benefit) for income taxes	—	0.3	(9.6)	0.5	—	(8.8)

(Loss) income before minority interest	(23.0)	(15.0)	13.5	(7.6)	9.8	(22.3)

Minority interest	—	—	—	(0.7)	—	(0.7)

Net (loss) income	$(23.0)	$(15.0)	$13.5	$(8.3)	$9.8	$(23.0)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Nine Months Ended December 27, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$230.4	$85.8	$207.2	$(21.7)	$501.7
Cost of sales	—	188.5	72.9	153.8	(21.7)	393.5

Gross profit	—	41.9	12.9	53.4	—	108.2

Selling, general and administrative expenses	—	55.1	(2.8)	46.4	—	98.7
Restructuring costs	—	0.1	0.2	7.9	—	8.2
Amortization of intangible assets	—	7.0	2.3	1.3	—	10.6
Other operating expense, net	—	2.2	—	—	—	2.2

Operating (loss) income	—	(22.5)	13.2	(2.2)	—	(11.5)

Non-operating (expense) income:
Interest (expense) income, net	(0.1)	(28.1)	0.4	(2.5)	—	(30.3)
Equity in (loss) earnings of subsidiaries	(31.1)	28.9	—	—	2.2	—
Other income (expense), net	—	0.3	0.1	(0.5)	—	(0.1)

(Loss) income before income taxes and minority interest	(31.2)	(21.4)	13.7	(5.2)	2.2	(41.9)

Provision (benefit) for income taxes	—	2.2	(16.2)	1.5	—	(12.5)

(Loss) income before minority interest	(31.2)	(23.6)	29.9	(6.7)	2.2	(29.4)

Minority interest	—	—	—	(1.8)	—	(1.8)

Net (loss) income	$(31.2)	$(23.6)	$29.9	$(8.5)	$2.2	$(31.2)

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Nine Months Ended December 27, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(31.2)	$(23.6)	$29.9	$(8.5)	$2.2	$(31.2)
Non-cash adjustments	—	21.5	6.8	11.3	—	39.6
Undistributed equity in loss (earnings) of subsidiaries	31.1	(28.9)	—	—	(2.2)	—
Changes in operating assets and liabilities	0.1	36.6	(36.0)	12.9	—	13.6

Net cash provided by operating activities	—	5.6	0.7	15.7	—	22.0

Investing activities
Expenditures for property, plant and equipment and software development costs	—	(14.8)	(1.1)	(7.6)	—	(23.5)
Acquisition	—	(4.6)	—	—	—	(4.6)
Proceeds from sale of assets	—	—	—	0.2	—	0.2

Net cash used in investing activities	—	(19.4)	(1.1)	(7.4)	—	(27.9)

Financing activities
Increase (decrease) in short-term borrowings	—	10.2	—	(0.9)	—	9.3
Principal payments on debt	—	—	—	(11.7)	—	(11.7)

Net cash provided by (used in) financing activities	—	10.2	—	(12.6)	—	(2.4)

Effect of exchange rate changes on cash	—	—	—	(1.7)	—	(1.7)

Decrease in cash and cash equivalents	—	(3.6)	(0.4)	(6.0)	—	(10.0)
Cash and cash equivalents at beginning of year	$—	$10.2	$0.8	$26.6	$—	$37.6

Cash and cash equivalents at end of period	$—	$6.6	$0.4	$20.6	$—	$27.6

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Nine Months Ended December 29, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(9.5)	$(6.4)	$19.2	$(1.4)	$(11.4)	$(9.5)
Non-cash adjustments	—	21.2	7.1	11.0	—	39.3
Undistributed equity in loss (earnings) of subsidiaries	9.4	(20.8)	—	—	11.4	—
Changes in operating assets and liabilities	0.1	14.4	(25.8)	(3.4)	—	(14.7)

Net cash provided by operating activities	—	8.4	0.5	6.2	—	15.1

Investing activities
Expenditures for property, plant and equipment, intangibles and software development costs	—	(8.6)	(1.9)	(8.6)	—	(19.1)
Acquisition	—	(0.9)	—	—	—	(0.9)

Net cash used in investing activities	—	(9.5)	(1.9)	(8.6)	—	(20.0)

Financing activities
Increase in short-term borrowings	—	—	—	15.2	—	15.2
Principal payments on debt	—	(5.0)	—	(8.0)	—	(13.0)

Net cash (used in) provided by financing activities	—	(5.0)	—	7.2	—	2.2

Effect of exchange rate changes on cash	—	—	—	1.0	—	1.0

(Decrease) increase in cash and cash equivalents	—	(6.1)	(1.4)	5.8	—	(1.7)
Cash and cash equivalents at beginning of year	$—	$12.3	$1.2	$21.4	$—	$34.9

Cash and cash equivalents at end of period	$—	$6.2	$(0.2)	$27.2	$—	$33.2

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Joint Venture

The Company is a partner, with a 60% interest, in a joint venture in China for its Sensus Precision Die-Casting business. The joint venture entity is named Sensus-Rongtai Precision Die Casting (Yangzhou) Co., Ltd. (“PDC Rongtai”) and is headquartered in Jiangdu, China. During fiscal 2008, the Company entered into discussions with its existing partner in the joint venture, Runlin, for the sale of the Company’s ownership interest in PDC Rongtai to Runlin. PDC Rongtai and the Company’s U.S. precision die casting operations located in Russellville, Kentucky comprise the Company’s precision die casting operations, which aggregate into its “All Other” reporting segment. During the fourth quarter of fiscal 2008, the Company determined it would sell its interest in PDC Rongtai and, thus, the plan of sale criteria in FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met. Accordingly, the carrying value of the net assets was adjusted to its fair value less costs to sell.

Subsequently, during the current fiscal quarter, the Company decided to retain its 60% interest in PDC Rongtai. As a result, the assets and liabilities previously classified as held for sale have been reclassified as held for use. For comparability purposes, the assets and liabilities of PDC Rongtai have been included in the Company’s consolidated balance sheets for all periods presented.

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

We operate on a 13-week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. References herein to a fiscal quarter refer to the three-month period ended as of that date. The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements for the fiscal quarter and nine months ended December 27, 2008 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2008 and related notes thereto included in our Annual Report on Form 10-K filed with the SEC.

Unless the context otherwise indicates or requires, the use in this Quarterly Report on Form 10-Q of the terms “we,” “us,” “our” or the “Company” refers to Sensus Metering Systems (Bermuda 2) Ltd. and its consolidated subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts to the nearest hundred thousand dollars.

General

We are a leading provider of advanced metering technologies and related metering communications systems to the worldwide utility industry and have over a century of experience in designing and manufacturing metering products. We believe we are the largest global manufacturer of water meters and have a substantial share of the sales of AMR devices to the North American water utilities market. Additionally, we believe we are a leading global developer and manufacturer of gas and heat metering systems and are a growing participant in the North American electric metering systems market. We are recognized throughout the utility industry for developing and manufacturing metering products with long-term accuracy and unique product features, innovative metering communications systems, as well as for providing comprehensive customer service for all of our products and services. Continuing our efforts to provide the utility markets with leading edge metering communications systems, in July 2006 we acquired AMDS, a developer of an AMI fixed network radio-frequency system. With the acquisition, we provide an advanced fixed network AMI solution to all three North American utility markets. In addition to our metering business, we believe we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die castings.

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

AMDS Acquisition

On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $62.6 million consisting of $49.8 million in cash and 15,000 vested preference shares issued by Bermuda 1. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Bermuda 1, cash on hand and utilization of the Company’s revolving credit facility. As discussed below, the vested preference shares were subject to mandatory redemption by Bermuda 1 for $15 million at the option of the holder once certain future financial performance targets were achieved.

During the fourth quarter of fiscal 2008, the first performance threshold was achieved related to 50% of the vested preference shares. Accordingly, 7,500 vested preference shares were released from restrictions. In the first quarter of fiscal 2009, AMDS opted to have the 7,500 unrestricted shares redeemed for $7.5 million in cash. As required by the AMDS purchase agreement, the $7.5 million was funded by Bermuda 1 during the second quarter of fiscal 2009, and thus the Company’s cash position was not impacted.

During the current fiscal quarter, the second performance threshold was achieved related to the second 50% of the vested preference shares. Accordingly, the remaining 7,500 vested preference shares were released from restrictions and AMDS opted to have the 7,500 unrestricted shares redeemed for $7.5 million in cash. As required by the AMDS purchase agreement, the $7.5 million was funded by Bermuda 1 during the current fiscal quarter and thus the Company’s cash position was not impacted.

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

The Company is also required to make additional future cash payments to AMDS based on a specified percentage of certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $14.1 million for the first nine months of fiscal 2009 and $16.9 million cumulatively, net of $5.5 million paid in accordance with the purchase agreement ($0.9 million in fiscal 2008 and $4.6 million in July 2008). In the accompanying consolidated balance sheet as of December 27, 2008, $9.9 million is classified as accruals and other current liabilities and $7.0 million is classified as other long-term liabilities. The offset to these gross accrued amounts is classified as goodwill and reflects additional purchase price.

In addition, on the date of acquisition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15 million if the specified performance thresholds are achieved over the relevant period. As of December 27, 2008, none of these preference shares has become vested. Bermuda 1 is legally obligated to satisfy any future redemption requirements of the unvested preference shares. As a result, the Company will not be obligated to provide cash for any future redemption requirements related to the AMDS acquisition.

Other Information about Our Business

The following table presents, as of the dates indicated, additional information about our operations and business:

	Fiscal Quarter Ended
	December 27, 2008	September 30, 2008	June 28, 2008	March 31, 2008	December 29, 2007	September 30, 2007
Orders (in millions)	$199.0	$208.7	$196.5	$228.7	$176.9	$182.7
Total net sales (in millions)	$140.4	$176.2	$185.1	$184.8	$162.2	$176.2
Employees	3,710	3,904	3,864	3,979	3,932	3,884

Backlog

The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders. Total backlog at December 27, 2008 was $123.9 million, a record level for the Company, compared with $92.0 million at December 29, 2007. The 35% increase primarily reflects orders related to our long-term AMI contracts. In addition, at December 27, 2008 the Company cumulatively had approximately 7.7 million AMI electric and gas endpoints under long-term contracts, of which 1.7 million endpoints had been shipped. The potential aggregate future revenue of unshipped endpoints and services under these contracts was approximately $500 million at December 27, 2008, of which approximately $50 million is included in backlog. No assurance can be made that firm purchase orders will be placed under these contracts.

Results of Operations

The following table provides summary results of operations of the Company for the periods presented:

(in millions)	Fiscal Quarter Ended December 27, 2008%		Fiscal Quarter Ended December 29, 2007%		Nine Months Ended December 27, 2008%		Nine Months Ended December 29, 2007%
Net sales	$140.4	100%	$162.2	100%	$501.7	100%	$509.4	100%
Gross profit	21.2	15%	41.2	25%	108.2	22%	131.2	26%
Selling, general and administrative expenses	30.9	22%	31.1	19%	98.7	20%	89.8	17%
Restructuring costs	6.1	4%	1.0	1%	8.2	2%	2.5	1%
Amortization of intangible assets	3.4	3%	5.2	3%	10.6	2%	16.2	3%
Other operating expense, net	0.9	—	0.6	—	2.2	—	1.5	1%

Operating (loss) income	(20.1)	(14)%	3.3	2%	(11.5)	(2)%	21.2	4%
Interest expense, net	(10.5)	(8)%	(10.3)	(7)%	(30.3)	(6)%	(31.4)	(6)%
Other expense, net	(0.5)	—	(0.7)	—	(0.1)	—	(1.3)	—

Loss before income taxes and minority interest	(31.1)	(22)%	(7.7)	(5)%	(41.9)	(8)%	(11.5)	(2)%
Benefit for income taxes	(8.8)	(6)%	(2.9)	(2)%	(12.5)	(2)%	(3.4)	—

Loss before minority interest	(22.3)	(16)%	(4.8)	(3)%	(29.4)	(6)%	(8.1)	(2)%
Minority interest	(0.7)	—	(0.2)	—	(1.8)	—	(1.4)	—

Net loss	$(23.0)	(16)%	$(5.0)	(3)%	$(31.2)	(6)%	$(9.5)	(2)%

Fiscal Quarter and Nine Months Ended December 27, 2008 Compared with Fiscal Quarter and Nine Months Ended December 29, 2007

Net Sales. Net sales for the fiscal quarter ended December 27, 2008 decreased $21.8 million, or 13%, to $140.4 million from $162.2 million for the fiscal quarter ended December 29, 2007. For the nine months ended December 27, 2008, net sales decreased $7.7 million, or 2%, to $501.7 from $509.4 million in the nine months ended December 29, 2007. The decrease for the current fiscal quarter was primarily the result of $5.7 million net unfavorable foreign currency impacts in Europe and decreased commercial and residential building starts that resulted in decreased sales of water meters in North America. The decrease in the current nine-month period is due to the aforementioned items and declining sales in South America due to the completion of a large contract in the prior fiscal year, partially offset by moderate growth in Europe combined with $8.1 million net favorable foreign currency impacts.

Net sales excludes $37.1 million and $88.2 million for the fiscal quarter and nine months ended December 27, 2008, respectively, and $7.8 million and $11.4 million in the fiscal quarter and nine months ended December 29, 2007, respectively, of revenue billed to customers from long-term AMI electric and gas contracts that have been deferred under SOP 97-2 (see Note 1 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report).

Our top ten customers accounted for approximately 27% of net sales for the nine months ended December 27, 2008. No individual customer accounted for more than 10% of net sales.

Gross Profit.

(in millions)	Fiscal Quarter Ended December 27, 2008	Fiscal Quarter Ended December 29, 2007	Dollar Change	Percent Change	Nine Months Ended December 27, 2008	Nine Months Ended December 29, 2007	Dollar Change	Percent Change
Gross profit	$21.2	$41.2	$(20.0)	(49)%	$108.2	$131.2	$(23.0)	(18)%
Gross profit as a percent of net sales	15%	25%	—	(40)%	22%	26%	—	(15)%

Gross profit for the fiscal quarter ended December 27, 2008 was lower than the prior corresponding fiscal quarter primarily due to lower sales and $1.3 million net unfavorable foreign currency impacts. In addition, higher expensed incremental direct costs and fixed costs driven by volume, associated with long-term AMI electric and gas contracts, more than offset the related amortization of deferred revenue. As a result of our rapidly growing AMI business, software development and improved functionality is being deployed at rates faster than originally planned. As such, during the current fiscal quarter, the Company accelerated its economic lives for its developed software from three years to one year to recognize these rapid improvements and thus increased its software amortization expense $3.4 million. Further adversely impacting gross margin in the current fiscal quarter is a $3.3 million charge for overhead reductions associated with migrating to an outsourced operating model.

Gross profit for the nine months ended December 27, 2008 was lower than the prior corresponding fiscal period due to the aforementioned items, partially offset by $2.7 million net favorable foreign currency impacts.

Gross profit excludes $17.8 million and $38.9 million for the fiscal quarter and nine months ended December 27, 2008, respectively, and $1.2 million and $2.0 million in the fiscal quarter and nine months ended December 29, 2007 of revenue billed to customers less incremental direct costs incurred related to the deployment under long-term AMI electric and gas contracts that have been deferred under SOP 97-2 (see Note 1 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report). This deferral has no effect on the Company’s cash flow as billings to customers occur when the network infrastructure and related endpoints are deployed and the associated costs are incurred.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the current fiscal quarter decreased $0.2 million, or 1%, compared to the prior corresponding fiscal quarter primarily due to our continued investment in infrastructure related to the growth of our AMI business, which was more than offset by $1.4 million net favorable foreign currency impacts. SG&A expense for the current nine months increased $8.9 million, or 10%, compared to the prior corresponding fiscal period also due to the continued investment in infrastructure described above and $2.1 million net unfavorable foreign currency impacts.

Restructuring Costs. Restructuring costs for the fiscal quarter and nine months ended December 27, 2008 were $6.1 million and $8.2 million, respectively, which increased $5.1 million and $5.7 million from the fiscal quarter and nine months ended December 29, 2007, respectively, primarily due to the reduction of our manufacturing operation costs in Germany by $5.4 million.

Amortization of Intangible Assets. Amortization expense relates primarily to the intangible assets consisting of non-competition agreements, customer relationships and other intangible assets recorded at the time of the acquisition of Invensys Metering Systems and the intangible assets consisting of developed technology recorded as a result of the AMDS acquisition. Amortization of intangible assets decreased to $3.4 million for the current fiscal quarter from $5.2 million for the prior corresponding fiscal quarter and decreased to $10.6 million for the current nine-month period from $16.2 million for the prior corresponding nine-month period due to the majority of our non-compete agreements having been fully amortized in December 2007.

Other Operating Expense, Net. Other operating expense, net of $0.9 million and $2.2 million for the fiscal quarter and nine months ended December 27, 2008, respectively, increased $0.3 million and $0.7 million from the prior corresponding fiscal quarter and nine-month period, respectively. Other operating expense, net for the current fiscal quarter and nine-month period primarily consisted of recurring management fees of approximately $0.8 million and $2.2 million, respectively, for The Jordan Company, L.P.

Interest Expense, Net. Interest expense, net increased $0.2 million and decreased $1.1 million for the fiscal quarter and nine months ended December 27, 2008, respectively. The increase in the current fiscal quarter is primarily due to the loss related to the ineffectiveness of one of our interest rate swaps, partially offset by the impact of early repayment of term loan borrowings and lower interest rates. The decrease for the current nine-month period reflects the impact of early repayment of term loan borrowings and lower interest rates, partially offset by interest expense related to the ineffectiveness of one of our interest rate swaps.

Other Expense, Net. Other expense, net of $0.5 million and $0.7 million for the current and prior corresponding fiscal quarters, respectively, and other expense, net of $0.1 million and $1.3 million for the current and prior corresponding nine-month periods principally relate to net transactional foreign currency gains and losses.

Benefit for Income Taxes. Income tax benefit was $8.8 million and $12.5 million for the fiscal quarter and nine months ended December 27, 2008, respectively, compared to income tax benefit of $ 2.9 million and $3.4 million for the prior corresponding fiscal quarter and nine-month period, respectively, and reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate.

Minority Interest. Minority interest increased $0.5 million and $0.4 million for the current fiscal quarter and nine-month period, respectively, as compared to the prior corresponding fiscal quarter and nine-month period, which was principally attributable to our partner’s share of improved earnings for our Algerian joint venture being partially offset by reduced earnings for our Ukrainian joint venture and our PDC Rongtai Chinese joint venture.

Net Loss. Net loss of $23.0 million and $31.2 million for the fiscal quarter and nine months ended December 27, 2008, respectively, increased $18.0 million and $21.7 million, respectively, from the prior corresponding periods as a result of the factors described above.

Liquidity and Capital Resources

During the nine months ended December 27, 2008, we funded our operating, investing and financing requirements through cash flow generated from operating activities and borrowings under our senior credit facility. We generally fund operating and capital requirements from a combination of cash on hand, cash flows from operating activities and borrowings under our senior credit facilities.

Net cash flow provided by operating activities for the nine months ended December 27, 2008 was $22.0 million compared with $15.1 million for the nine months ended December 29, 2007. The $6.9 million increase in cash provided by operating activities was primarily driven by cash flow generated from growth in our AMI business, a substantial portion of which was deferred for income statement recognition purposes under SOP 97-2 (see Note 1 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report), reduced inventory levels and the timing of accounts payable and accrued expenses, partially offset by increased accounts receivable that includes the deferred revenue described above.

Cash expenditures for restructuring for the nine months ended December 27, 2008 and December 29, 2007 were $5.1 million and $4.3 million, respectively, and were reflected within cash used in operations. As of December 27, 2008, we had $10.2 million of restructuring accruals reflected on our consolidated balance sheet within current liabilities and other long-term liabilities. Cash restructuring expenses of approximately $0.9 million are expected to be incurred in the fourth quarter of fiscal 2009 as existing restructuring programs are completed.

Working capital as a percentage of net sales was 8% and 12% at December 27, 2008 and December 29, 2007, respectively, primarily due to increased accounts receivable and reduced short-term borrowings, which were more than offset by higher accounts payable, accrued expenses, net deferred revenue and restructuring accruals.

Cash used for investing activities of $27.9 million and $20.0 million for the nine months ended December 27, 2008 and December 29, 2007, respectively, primarily represents payments for capital expenditures, software development costs and the contingent payments related to the AMDS acquisition. Expenditures for property, plant and equipment (“PP&E”) were $17.3 million, 38% of which reflected investment in the AMI business, and $15.0 million for the current and prior corresponding nine months, respectively. PP&E expenditure requirements were comprised of equipment, molds and tooling for replacement; and expenditures for cost reduction, maintenance, safety and expansion that extend useful lives. For the remainder of fiscal 2009, we expect to make expenditures for PP&E of approximately $6 million reflecting our continuing emphasis on a growth-oriented PP&E expenditures program. Software development costs were $5.8 million and $3.8 million in the nine months ended December 27, 2008 and December 29, 2007, respectively, related to the AMI business. The contingent payments related to the performance of the acquired AMDS business were $4.6 million for the current nine-month period and were $0.9 million for the prior corresponding nine-month period. Proceeds from sale of assets were $0.2 million in the nine months ended December 27, 2008.

Net cash used in financing activities was $2.4 million in the nine months ended December 27, 2008 and represents prepayments of principal of $11.2 million on the Company’s term loan facilities as the Company continues to reduce its outstanding indebtedness and $0.5 million repayment of the Company’s loan to the Rongtai joint venture partner, partially offset by net interim short-term borrowings of $9.3 million. The Company has prepaid the outstanding balance on its European term loan in its entirety. Net cash provided by financing activities for the prior corresponding nine-month period was $2.2 million and represents principal prepayments of $13.0 million on the Company’s term loan facilities more than offsetting interim short-term borrowings of $15.2 million. During the past twelve months the Company has reduced its indebtedness by $26.0 million.

We maintain senior credit facilities that provide for senior secured financing totaling $232.0 million, consisting of a) one U.S. term loan facility in the amount of $162.0 million and b) two revolving credit facilities in an aggregate amount of $70.0 million, under which $40.0 million is available in the form of U.S.

dollar-denominated loans and $30.0 million is available in the form of U.S. dollar-denominated loans or in the form of euro- or U.K. sterling-denominated loans. The revolving credit facilities mature on December 17, 2009. See below for discussion regarding the Company’s total indebtedness at December 27, 2008. The term loan facility matures on December 17, 2010. Borrowing costs for the term loan facility and revolving credit facilities are based on variable rates tied to adjusted LIBOR plus a 2% margin or the alternative base rate plus 1%, exclusive in each case of a 0.5% facility fee. Up to $30.0 million of the revolving credit facilities is available in the form of letters of credit, and amounts repaid under the revolving credit facilities may be re-borrowed (subject to satisfaction of the applicable borrowing conditions) at any time prior to the maturity of the revolving credit facilities.

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

On or after December 15, 2008, we may redeem the senior subordinated notes at the redemption prices indicated below (expressed as a percentage of the principal amount) plus accrued and unpaid interest to the date of redemptions, if redeemed during the twelve-month period beginning on December 15 of each of the years indicated below:

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

As of December 27, 2008, we had $452.1 million of total indebtedness outstanding, consisting of $275.0 million of senior subordinated notes, $162.0 million under the U.S. term loan facility and $15.1 million in short-term borrowings (comprising $10.2 million under the U.S. revolving credit facility and $4.9 million in Rongtai). Interest expense, net, excluding amortization of deferred financing costs, was $27.9 million for the nine months ended December 27, 2008. The next scheduled principal payment on the term loan facility of approximately $0.9 million is due in the second quarter of fiscal 2010. In addition to the $10.2 million borrowings outstanding under the revolving credit facility at December 27, 2008, an additional $13.2 million of the facility was utilized in connection with outstanding letters of credit. We were in compliance with all credit facility covenants at December 27, 2008.

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

In conjunction with the AMDS acquisition, the Company is legally obligated to satisfy any additional future cash payments to AMDS based on a specified percentage of certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $14.1 million for the first nine months of fiscal 2009 and $16.9 million cumulatively, net of $5.5 million paid in accordance with the purchase agreement ($0.9 million in fiscal 2008 and $4.6 million in July 2008). In the accompanying consolidated balance sheet as of December 27, 2008, $9.9 million is classified as accruals and other current liabilities and $7.0 million is classified as other long-term liabilities. We believe that expected cash flows from operations will provide sufficient funds to fulfill this obligation.

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

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of December 27, 2008, assets of foreign subsidiaries constituted approximately 38% of total assets. Foreign currency exchange rate exposure is most significant with respect to our European and South American operations. For the fiscal quarter ended December 27, 2008, net sales were negatively impacted by the devaluation of foreign currencies, primarily the euro, versus the U.S. dollar by $5.7 million and were positively impacted by the net valuation of foreign currencies versus the U.S. dollar by $8.1 million for the nine months then ended. For the fiscal quarter and nine months ended December 29, 2007, net sales were positively impacted by $5.9 million and $13.9 million, respectively.

Currency transaction exposure. Currency transaction exposure arises when a business has transactions denominated in foreign currencies. We have entered into forward contracts that are denominated in foreign currencies, principally euros and Slovakian korunas, to offset the remeasurement impact of currency rate changes on intercompany receivables and payables. These contracts are used to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into derivative instrument transactions for trading or speculative purposes. The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. As of December 27, 2008, the Company did not have any foreign currency forward contracts outstanding. We expect to continue to utilize forward contracts to manage foreign currency exchange risks in the future.

Interest rate risk. Under the terms of the Company’s senior credit facility, we pay a variable rate of interest based on LIBOR or the alternate base rate and are subject to interest rate risk as a result of changes in these rates. The Company’s total indebtedness as of December 27, 2008 was $452.1 million, of which $177.1 million bears interest at variable rates. As of December 27, 2008, substantially all of our variable-rate borrowings were under the term loan facilities and were at the adjusted LIBOR plus a 2% margin. Of those borrowings, $120.0 million, or 68%, was hedged through interest rate swaps. At December 27, 2008, the weighted-average interest rate on our term loan facility borrowings including the effect of the interest rate swaps was approximately 5% (consisting of approximately 3% LIBOR plus 2%). Holding all other variables constant, a change in the interest rate of 1% on our variable-rate debt, after giving effect to the interest rate swaps, would impact annual interest costs by $0.6 million.

To hedge exposure to variable interest rates, the Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at specified fixed rates. The following table describes the terms of the Company’s interest rate swap agreements:

Trade Dates	Effective Dates	Maturity Dates	Notional Amounts (in millions)	Pay Fixed Rates	Receive Three-Month LIBOR as of December 27, 2008
December 9, 2005	January 20, 2006	September 30, 2010	$50.0	4.927%	2.090%
March 24, 2006	August 22, 2006	June 30, 2010	50.0	5.121%	2.153%
November 21, 2007	November 27, 2007	November 27, 2009	20.0	4.034%	2.196%

Total			$120.0

The purpose of the swaps, designated as cash flow hedges, is to hedge the Company’s interest payments on a portion of its variable-rate debt. Changes in the Company’s cash flows attributable to the risk being hedged are expected to be offset by the hedging derivatives, and to the extent the swaps provide an effective hedge for accounting purposes, changes in the fair value of the swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness of the swaps is required to be recognized in earnings.

On October 20, 2008, the Company discontinued its hedging relationship on the pay fixed 4.927% receive variable interest rate swap. At that time, accumulated other comprehensive loss associated with this swap was $2.0 million before tax. This amount is being amortized to earnings on a straight-line basis through September 30, 2010. As of December 27, 2008, the fair value of the swap declined by an additional $0.9 million. For the fiscal quarter and nine months ended December 27, 2008, a loss of $0.9 million was recorded for changes in fair value of the discontinued hedge subsequent to October 20, 2008.

Other comprehensive loss of $1.1 million (net of tax of $0.7 million) and $1.4 million (net of tax of $1.0 million) for the fiscal quarter and nine months ended December 29, 2007, respectively, relates solely to changes in fair value of the swaps.

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

Item 1A. Risk Factors

We review our risk factors each quarter and update them for any material changes from risk factors as previously disclosed in our Annual Report on Form 10-K. Similar to other companies, we are susceptible to macroeconomic downturns in the United States and abroad that may affect the general economic climate, our performance and the performance of our customers and suppliers. Although we have not been materially impacted by the tightening credit environment, the current economic environment may impact our customers’ and suppliers’ abilities to access credit from financial institutions that may be necessary to operate their businesses. In addition, our quarterly results may fluctuate substantially as a result of many factors beyond our control, including limited access to capital or access to capital on acceptable terms. These risks should be considered in conjunction with the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, which was filed with the SEC on May 20, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fiscal quarter ended December 27, 2008.

Item 5. Other Information

(a) As disclosed in a Current Report on Form 8-K filed with the SEC on September 24, 2008, on September 18, 2008, Sensus Metering Systems GmbH, Ludwigshafen, a subsidiary of the Company, reached an understanding with its German works council on the general terms of a restructuring of the Ludwigshafen operations. The restructuring is part of a plan adopted by the Company to improve the competitiveness of its German operations. The restructuring is expected to include the closure of certain production lines at the facility and a reduction of approximately 170 employees. The Company currently expects that these restructuring measures will be concluded by December 31, 2010.

As a result of this reduction of employees, the Company expects to record total charges of approximately $18 million to $20 million of severance and related payroll costs. All severance and related payroll costs will result in cash expenditures. During the current fiscal quarter, under this plan the Company accrued $5.4 million for the reduction of approximately 49 employees.

The Company cannot currently reasonably estimate the amount and timing of non-cash charges that shall be recorded related to the closure of certain production lines at the facility, including certain fixed assets and leasehold improvements. No portion of such charges is expected to result in material future cash expenditures.

(b) None.

Item 6. Exhibits

A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

Date: January 30, 2009	By:	/s/ PETER MAINZ
Peter Mainz Chief Executive Officer & President (Principal Executive Officer)

Date: January 30, 2009	By:	/s/ JEFFREY J. KYLE
Jeffrey J. Kyle Chief Financial Officer (Principal Financial Officer)

Date: January 30, 2009	By:	/s/ THOMAS D. D’ORAZIO
Thomas D. D’Orazio Senior Vice President, Finance (Principal Accounting Officer)
SENSUS METERING SYSTEMS INC.

Date: January 30, 2009	By:	/s/ PETER MAINZ
Peter Mainz Chief Executive Officer & President (Principal Executive Officer)

Date: January 30, 2009	By:	/s/ JEFFREY J. KYLE
Jeffrey J. Kyle Chief Financial Officer (Principal Financial Officer)

Date: January 30, 2009	By:	/s/ THOMAS D. D’ORAZIO
Thomas D. D’Orazio Senior Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.