Form 10-K
period 2009-03-31
SENSUS METERING SYSTEMS INC; SENSUS METERING SYSTEMS BERMUDA 2 LTD
filed 2009-05-15
CIK 1281223, 1281226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-113658

Sensus Metering Systems (Bermuda 2) Ltd.	Sensus Metering Systems Inc.
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Bermuda	98-0413362	Delaware	51-0338883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

    Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2009, Sensus Metering Systems (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus Metering Systems (Bermuda 1) Ltd., and Sensus Metering Systems Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus Metering Systems (Bermuda 2) Ltd.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

PART I

ITEM 1.	BUSINESS

Unless the context otherwise indicates or requires, the use in this Annual Report on Form 10-K of the terms “we,” “us,” “our” or the “Company” refers to Sensus Metering Systems (Bermuda 2) Ltd. and its consolidated subsidiaries, including Sensus Metering Systems Inc. and its predecessor business, Invensys Metering Systems. Our fiscal year ends on March 31 and references herein to a fiscal year refer to the twelve-month period ended as of that date.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our internet web site at http://www.sensus.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

General

We are a leading provider of advanced utility infrastructure systems, metering technologies and related communication systems to the worldwide utility industry. We have over a century of experience in providing support to utilities. Our technologies, products and systems enable our utility customers to measure, manage and control electricity, water and natural gas more efficiently thereby enhancing conservation of those limited resources. Our products and technologies provide key functionality that will be required for the development of the “Smart Grid” in the United States. We are a leading provider of advanced metering infrastructure (“AMI”) fixed network radio frequency (“RF”) systems and solutions with a wide range of product offerings to meet the evolving demands of the electric, water, and gas utility sectors. We believe that we are the fastest growing participant in the North American electric metering systems market and the largest global manufacturer of water meters, a leading supplier of automatic meter reading (“AMR”) devices to the North American water utilities market and a leading global developer and manufacturer of gas and heat metering systems. We are recognized throughout the utility industry for developing and manufacturing metering products with long-term accuracy and robust product features, innovative metering communications systems, as well as for providing comprehensive customer service for all of our products and services. In addition to our advanced utility infrastructure and metering business, we believe that we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and we are a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die castings.

The Company was formed on December 18, 2003 through the acquisition of the metering systems and certain other businesses of Invensys plc (“Invensys”). Prior to the acquisition, the Company had no active business operations. The metering systems businesses operated by Invensys prior to the acquisition are referred to herein as “Invensys Metering Systems.”

Industry, Markets and Products

We have two principal product groups: utility infrastructure systems products and support products, accounting for approximately 82% and 18% of net sales, respectively, for fiscal 2009. The two product groups, plus corporate operations, are organized into two reporting segments: Utility Infrastructure and Related Communication Systems (formerly Metering and Related Communication Systems) and All Other. The Utility Infrastructure and Related Communication Systems segment includes advanced metering technologies, such as AMI and AMR communications systems and four principal metering technology categories: water, gas, electricity and heat. Included in the All Other segment, under the Smith-Blair brand name, we manufacture pipe joining and repair products used primarily by water and gas utilities. Also, the All Other segment includes precision die castings that are used internally for our gas meter products and sold externally to various end markets, including the automotive market through tier I industry suppliers. For fiscal 2007, 2008 and 2009, we had net sales from continuing operations of $632.9 million, $694.2 million and $670.7 million, respectively. Our net sales from continuing operations exclude certain amounts billed primarily to AMI electric and gas utility customers, which we are required to defer under AICPA Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”). For fiscal 2008 and 2009, the revenue that we were required to defer under SOP 97-2 was $31.4 million and $135.4 million, respectively (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Item 7 and Note 1 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report).

Utility Infrastructure and Related Communication Systems

We provide advanced utility infrastructure and related communication systems, which include utility-wide AMI fixed network RF deployments, AMR systems, demand response technologies, advanced metering and related communication technologies, products and solutions to utilities throughout the world and have a large installed base of meters worldwide. The North American and European utility markets are the largest markets in which we participate.

Advanced technology and two-way communications systems provide utilities with the means to measure, manage and control various points in their infrastructure more efficiently and timely. Two-way communications allow a utility not only to receive information from a device (e.g., a meter), but to send commands to control the device. In addition to meters, our communication technology can be integrated into other devices and used in demand response applications such as with a thermostat. This provides the utility with the ability not only to monitor usage, but also to control demand, a key aim of the Smart Grid. The ability to communicate and control devices in its infrastructure provides a utility with a way to improve its efficiency and improve resource conservation. Increases in efficiencies and conservation have become strong drivers in the growth in AMI and AMR markets. We offer AMI and AMR systems, which can be deployed with most major competitors’ meters as well as our own. In addition, our meters can be deployed on most of the leading AMI and AMR systems in the market.

Conservation Solutions. The Company’s Conservation Solutions business (formerly AMI & Electric) offers the Sensus FlexNet® two-way RF fixed network AMI solution across electric, gas and water utilities. We participate in electric markets that follow the American National Standards Institute standards. Our principal electric market is North America where we participate with our iCon® solid-state meter and our Sensus FlexNet® AMI system for residential metering applications. The North American electric utility market is made up of approximately 3,000 electric utilities having approximately 140 million meters for residential, commercial and industrial applications. The two main segments of the electric utility market are investor owned utilities (“IOUs”) and public or municipal utilities. IOUs make up 7% of the market segment, but manage approximately 70% of the metering services. In the United States, recent energy legislation—the Energy Advancement and Investment Act (2007) and the Energy Independence and Security Act (2007)—created a requirement for the utility regulatory bodies in each state to consider implementing advanced metering solutions. This requirement has been a significant driver for utilities to upgrade or replace their existing electricity meters with AMR or AMI systems.

We believe that FlexNet® provides the utility industry’s most reliable and flexible two-way AMI fixed network solution. This network is based on a Federal Communications Commission (the “FCC”) licensed and protected communications network. We believe that utility customers can benefit from these FlexNet® features, as well as others, including IP-based wide area communications, open standards home area networking, advanced Smart Grid products, and IP-based information systems. The Company’s network solution delivers timely and accurate AMI communications through a dedicated redundant RF data path with high power broadcasting capabilities to minimize infrastructure investments. This allows utilities to communicate with a complete range of endpoint devices including smart water, gas and electric meters, intelligent home devices, demand response, and distribution automation equipment in any mix of rural and urban settings. We believe that FlexNet® provides a proven single-technology solution that reduces cost, mitigates technology risk, enables pricing flexibility and demand response, and improves operational efficiency through reliable performance, cross-vendor compatibility, and system scalability.

We continue to expand the iCon® electric meter product family to include commercial and industrial electric meter lines as well as increasing the meter’s AMI and AMR capabilities. We offer our own electric meter AMI and AMR products, which include the Sensus FlexNet® two-way fixed network system in addition to our RadioRead® mobile walk-by/drive-by system. The key design features of the iCon® meter enable the product to be one of the most highly accurate electricity measurement devices, and the well-engineered mechanical design allows for AMI and AMR product integration of both the Company and compatible third-party AMI/AMR vendor products. These features have permitted the iCon® meter to gain rapid market acceptance in North America. The market growth for solid-state meters is expected to increase in the North American electric meter market due to utilities upgrading to new technologies that integrate new meters with AMI/AMR systems.

During fiscal 2009, the Company executed long-term contracts to deploy its advanced, fixed network AMI technology. As of March 31, 2009, the Company had entered into contracts covering the deployment of 7.9 million FlexNet® AMI electric and gas endpoints, including agreements with Southern Company and its affiliates that provide for the deployment of 4.3 million FlexNet® AMI electric endpoints. These long-term contracts, which extend up to 20 years, provide for the deployment of our FlexNet® AMI Network and contain multiple product and service elements including hardware, software, project management and installation services as well as ongoing support. During fiscal 2009, the Company shipped approximately 1.7 million endpoints under these contracts, an increase of 467% compared to fiscal 2008.

Water and Heat. Our water metering technology products and systems are sold worldwide with our largest markets being North America and Europe. We have water metering systems that cover residential and commercial applications. Our water meters utilize two basic metrology designs. The first is a piston or positive displacement design, which measures water based on the displacement of a known volume of water. The second is a velocity design, whereby the measurement uses the speed of water through a specific fixed diameter. In addition, meters can have two basic types of registers, known as manual and encoder registers. A manual or standard register delivers a reading that is determined by gears mechanically turning numbered dials and is read visually. An encoder register is an electronic register whereby the register’s odometer reading is converted into electronic signals. Once the reading has been encoded, it can be transmitted and read in a variety of ways, including remotely. The Sensus Intelligent Communicating Encoder or ICE® family of products is available on all positive displacement water meters and is the basis for one of the most technologically advanced AMI and AMR systems in the industry. Our AMI and AMR systems offer utilities several ways to collect meter reading data, including TouchRead®, walk-by and drive-by RF RadioRead®, PhoneRead® and fixed-based FlexNet® RF systems.

The North American water utility market is our largest market and where we believe that we hold a leading market position among our four main competitors. Our end-customers in this market are the approximately 53,000 water utilities having approximately 80 million meters located throughout the continent. Historically, we focused our efforts on the small- to mid-size utilities that have an installed base of fewer than 50,000 meters. Such utilities represent approximately 90% of the water utilities in North America. We believe that our high accuracy meters and AMI and AMR systems are attractive to these smaller utilities, which generally have limited resources, because our systems reduce labor-intensive manual meter readings, improve reading accuracy and minimize the cost of repairs.

The European water metering market is another significant market, and we are one of the leading participants in this market. Some of the European residential water meter market is subject to national regulations that effectively limit a meter’s service life and in these markets these regulations can minimize the need for long-term accuracy. In addition, these utilities do not read the meters frequently, which makes the cost of advanced metering systems more difficult to justify. As a result of these factors, product differentiation and features, to date, have been less of a basis for competition in Europe than in North America. However, we are witnessing a heightened level of utility market activity with advanced metering communications systems in the European market, and with that, we are investigating AMI/AMR system solutions for the market that could change these market dynamics. For industrial and commercial meters, durability, accuracy and design specifications are more critical in the customer’s selection process and are a greater basis for competition.

Our heat metering activity is focused on heat utilities and sub-metering companies in Europe with our main activity in countries that utilize hot water for heating purposes. We produce several types of heat meters that measure the energy consumed. Sensors measure the temperature of the water in a closed system as it enters and exits the building or apartment. The difference in temperature is used to calculate the amount of energy consumed. Heat metering products include PolluCom E® compact heat meter, PolluStat E® ultrasonic heat meter and PolluFlow® bulk hot water meter. Advanced metering communications systems are also being reviewed for these markets.

Gas. Our gas metering and regulator products are sold primarily in the North American gas utility market and selected international gas utility markets where our gas products meet the regional product specifications. Our largest market is in North America where the market consists of approximately 1,250 gas utilities with approximately 75 million meters. The majority of the market consists of large IOUs, with the remaining being small-to-mid-size municipal utilities. The IOUs make up approximately 20% of the gas utility companies; however, they manage over 85% of the metering services in the North American market.

We have provided gas metering and regulation products to the gas utility market for over 100 years and are considered a market leader in the markets in which we participate. Over this period, we have continued to provide product improvements and new product developments to the market. We produce diaphragm gas metering devices for residential, commercial and industrial market segments, along with our ultrasonic gas meter product line under the Sonix® brand name. For transport gas customers, we supply the market with large volume turbine and auto-adjust turbine meters. In addition to meters, we provide regulator products that control gas line pressure. We also supply AMI and AMR systems that can read a meter remotely using radio frequency interfaces. Our AMI and AMR systems that are used in the gas utility market include the Sensus FlexNet® AMI and the Sensus mobile RadioRead® system.

All Other

The All Other segment includes pipe joining, tapping and repair products that consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used by utilities in pipe joining and pipe repair applications. Also included in the All Other segment are die casting products that consist of high quality thin-wall, low porosity aluminum die castings, generally targeting the automotive industry and gas utility markets.

Pipe Joining and Repair Products. Our Smith-Blair brand competes in the North American pipe joining, repairing, restraining, and tapping products market. These products consist principally of pipe couplings, tapping sleeves and saddles, joint restraints, and repair clamps that are used primarily by water and natural gas utilities to construct, extend and repair utility piping systems. Demand for pipe joining, restraining, tapping and repair products is driven by new construction, replacements and repairs. Replacement and repair demand is driven by aging infrastructure as well as extreme weather conditions, including freezes, droughts, hurricanes and earthquakes. Due to the often time-sensitive nature of customer demand for pipe joining, repairing, restraining, and tapping products, a company’s ability to respond promptly to customer needs with effective engineering solutions plays a significant role in its success within this market. Smith-Blair successfully differentiates itself by providing the widest range of both standard products and engineered-to-order products while maintaining the highest levels of customer service and, we believe, the shortest lead times in the industry.

Precision Die Casting Products. In North America, several hundred die casters produce thousands of castings for numerous products ranging from components for automobiles to medical devices. Our die casting products consist of high quality thin-wall, low porosity aluminum die castings, generally targeting the automotive industry and gas utility markets in North America. We believe that only a few other precision die casters in the United States have the ability to produce these types of products. Sales within the precision die casting market are largely dependent on the success of the automotive platform for which the products are manufactured. In fiscal 2009, approximately 14% of our die casting products were used internally by our gas metering business, and approximately 86% were sold to tier I automotive component suppliers.

For additional information regarding our reporting segments, including segment revenue, operating (loss) income and total assets, see Note 17 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

Competition

The Company competes with a number of companies in the delivery of products and services into each of the markets we serve. Our major competitors include Aclara, Badger Meter, Inc., Elster Metering, Itron, Inc., Landis+Gyr AG, Neptune Technologies and Silver Spring Networks.

Sales, Marketing and Distribution

In North America, we sell our water and gas meters primarily through a network of distributors, some of which we have had relationships with for over 30 years. Distributors can most effectively reach our broad base of existing and potential customers, which includes approximately 53,000 water and 1,250 gas utilities. Our distributors have extensive relationships with many of the water and gas utilities in North America. Through strong, sole-source distribution arrangements in regional and local markets, we are able to leverage those relationships to generate sales. Our coverage of the approximate 3,000 electric utilities consists primarily of multi-layered direct sales teams. These teams, through extensive consultancy, focus their efforts on presenting and recommending Sensus’ technical and services solutions and on addressing electric utilities’ increased demand for Smart Grid technologies. In total, our North American sales force consists of 61 members.

Our sales and marketing strategy in Europe differs from that in North America because of the varying competitive and regulatory landscapes. Most utilities in Europe procure their meters through a tender process required by European Union or in-house regulations. Price, therefore, remains the main competitive factor in most sections of the residential European metering market. To address the specific characteristics of the European market, we maintain a direct field sales force of approximately 70 persons who are highly trained on product specifications and performance attributes and are able to assist customers in analyzing the technical and financial implications of major metering projects. In addition, we selectively use distributors in the European market, primarily in the water and heat sub-metering segments. European distributors act more as wholesalers than distributors and do not maintain significant sales and support groups.

We also have sales personnel in South America, Asia and Africa. Market coverage is mainly achieved through commissioned sales agents and several distributors. Our sales personnel play an important role in specifying products and services and are responsible for obtaining products qualified by utilities’ technical departments.

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

Customers

Our top ten customers accounted for approximately 26% of net sales for fiscal 2009, and no individual customer accounted for more that 10% of net sales.

Products and Systems Development

We are committed to developing the most technologically advanced products and systems within the utility industry. Currently, we maintain an active engineering and technology program that performs four key functions: development of new products, support of existing products, technical assistance for customers and new technology investigations. Our research and development expenditures for fiscal 2007, 2008 and 2009 were $24.8 million, $26.6 million and $31.0 million, respectively. We currently have 190 technical personnel operating in nine key facilities in six countries, with several smaller support groups located regionally.

Our research and development is focused on new product development as well as advancement of existing products and technologies. New product ideas are collected from many sources, including customers and sales and marketing people. We have established engineering teams with specific technical expertise to support global business activities, which eliminate duplication of effort and allow us to focus on enhancing each specific area of expertise. Utilities are very conservative in adopting new technologies and prefer to use products with a proven track record of successful deployment in the field. As a result, new products must undergo extensive field-testing prior to release to target markets. Another major activity of our engineering group is the continual refinement and improvement of existing product design and cost.

In addition to developing our own internal technologies, we have many existing strategic relationships, including licensing agreements and development partnerships with third parties. These relationships are typically negotiated on an exclusive basis and provide us with full licensing rights. We also evaluate acquisition opportunities that provide new technology capabilities and resources that strategically fit our business.

Backlog

The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders. Total backlog at March 31, 2009 was $123.7 million, compared with $114.4 million at March 31, 2008. The 8% increase primarily reflects orders related to our long-term AMI contracts. In addition, at March 31, 2009, the Company cumulatively had approximately 7.9 million AMI electric and gas endpoints under long-term contracts, of which 2.2 million endpoints had been shipped. The potential aggregate future revenue of unshipped endpoints and services under these contracts was approximately $467 million at March 31, 2009, of which approximately $47 million is included in backlog. No assurance can be made that firm purchase orders will be placed under these contracts.

Suppliers and Raw Materials

In fiscal 2009, we purchased approximately $285.6 million of materials. In fiscal 2009, our largest supplier accounted for approximately 18% of total material expenditures, while the top ten suppliers accounted for approximately 62% of total material expenditures.

The principal materials used in the manufacturing processes are commodities that are available from a variety of sources. The key metal materials used in the manufacturing processes include brass castings, aluminum ingots and machined parts. The key non-metal materials used include high performance engineered plastic parts, energy, plastic resins and rubber. We do not maintain long-term supply contracts with our suppliers. Management believes that there is a readily available supply of materials in sufficient quantity from a variety of sources. We have not experienced a significant shortage of key materials and do not engage in hedging transactions for commodity supplies.

We have developed strategic partnerships with contract electronic manufacturers (“CEMs”), our outsource manufacturing providers, and are transitioning an increasing portion of our manufacturing to these providers. These strategic partnerships enable us to leverage the CEMs’ ability and capacity to manufacture high value electric components, while minimizing our manufacturing costs. In addition, CEMs function as an extension of our manufacturing capabilities by assembling some of our products and shipping them directly to customers. During fiscal 2009, 16% of net sales were outsourced.

Intellectual Property

Our success and ability to compete depends substantially upon our intellectual property. We pursue patent and trademark protection in the United States and abroad. Currently we have approximately 200 U.S. and foreign patents. No key or strategic patent protection will expire during the next fiscal year. We also have numerous trademark registrations, 30 of which we believe are significant to the business. With respect to these trademarks, so long as we continue to use and renew the registration for them, we can continue to have exclusive rights to use the trademarks indefinitely in those jurisdictions in which registrations are in effect. We sell many of our products under a number of registered trademarks, which we believe are widely recognized in the metering industry.

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

Environmental Matters

We are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. We are also subject to the federal Occupational Health and Safety Act and similar state and foreign laws related to employee safety. There is a risk that we have not been, or will at all times be, in compliance with all of these requirements, including reporting obligations and permit restrictions, and we could incur material fines, penalties, costs and liabilities if we fail to comply with such requirements. While we currently incur capital and other expenditures to comply with these environmental laws, these laws may become more stringent and our processes may change. Therefore, the amount and timing of such expenditures in the future may vary substantially from those currently anticipated.

We are aware of known contamination at the following United States facilities: Russellville, Kentucky; DuBois, Pennsylvania; Texarkana, Arkansas; and Uniontown, Pennsylvania as a result of historic releases of hazardous materials. The former owner of these sites is investigating, remediating and monitoring these properties. We are obligated to reimburse the former owner for a portion of cash paid on the remediation plus interest on cash paid at all sites other than Russellville (the “Reimbursement Sites”), whereby the former owner pays all remediation costs. In connection with the acquisition of Invensys Metering Systems, certain subsidiaries of Invensys agreed to retain liability for the reimbursement obligations related to the Reimbursement Sites.

In addition, there is contamination in the soil and groundwater at our facility in Ludwigshafen, Germany. We were indemnified by the former owner against costs that may result from the contamination, but have accepted a lump-sum payment in fiscal 2008 from the former owner in return for a release of its indemnity obligations. We also have an indemnity, subject to certain limitations, from certain subsidiaries of Invensys regarding this facility pursuant to the terms of the purchase agreement governing the acquisition of Invensys Metering Systems.

Based on information currently available, we believe that future environmental compliance expenditures will not have a material effect on our financial position. However, as to any of the above-described indemnities, we are subject to the credit risk of the indemnifying parties. If the indemnifying parties are unable to reimburse us for our share of the cost of remediation, additional environmental compliance costs and liabilities could reduce our net income and cash available for operations.

Other Regulatory Matters

Our products are subject to the rules and regulations of various federal, state and local agencies and foreign regulatory bodies. For example, our AMR/AMI products and systems use radio spectrum and are subject to regulation by the FCC in the United States and by Industry Canada in Canada. Much of the European water and heat metering markets, including Germany, The Netherlands, Austria, Switzerland, the Czech Republic and Slovakia, are subject to national regulation. We are also subject to regulation by other governmental bodies. Further, we are subject to governmental regulations related to occupational safety and health, labor, wage practices and the performance of certain engineering services. We believe that we are currently in material compliance with such regulations; however, failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of production processes, cessation of operations, or other actions that could materially and adversely affect our business, financial condition or results of operations.

Employees

We are headquartered in Raleigh, North Carolina and operate globally with 42 facilities in the United States and other countries, including Germany, France, the United Kingdom, Slovakia, Brazil, Chile, South Africa and China. As of March 31, 2009, we had 3,838 full-time employees, of whom 1,419 were located in the United States and 2,419 were located abroad.

We maintain both union and non-union workforces. As of March 31, 2009, 1,458 of our employees were covered by collective bargaining agreements. The Uniontown, Pennsylvania facility has a five-year agreement with the United Steel Workers of America that expires on February 24, 2013. Sensus Precision Die Casting, Inc., our subsidiary through which we operate our precision die casting product line, has a three-year agreement with the United Automobile Workers that expires on October 11, 2009. Smith-Blair has a four-year labor contract with the United Steel Workers of America that expires on March 27, 2011. Additionally, our Ludwigshafen, Germany and Hannover, Germany employees are represented by IG Metall and negotiate with local employers’ associations that represent the German subsidiaries as well as other employers from the industry. The outcome of these negotiations also indirectly affects non-unionized employees to the extent that individual employment agreements contain references to the relevant metal union contracts. The current agreement covering our German unionized workforce expires on April 30, 2010.

ITEM 1A.	RISK FACTORS

In the normal course of our business, in an effort to help keep our security holders and the public informed about our operations, we may from time to time issue or make certain statements, either in writing or orally, that are or contain “forward-looking statements,” as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. The words “expect,” “believe,” “anticipate,” “project,” “estimate” and similar expressions are intended to identify forward-looking statements. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. All phases of our operations are subject to a number of uncertainties, risks, and other influences, many of which are outside our control, and any one of which, or a combination of which, could materially affect our financial condition or results of operations, the trading price of our publicly traded securities, and whether the forward-looking statements we make ultimately prove to be accurate.

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

The recent global financial crisis and general weakness in the global economy have resulted in a general tightening in the credit markets, lower levels of liquidity and corresponding increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments have had adverse effects on our customers and suppliers and could have adverse effects on our business, including decreased revenue from the sales of products and increased financing costs due to the failure of financial institutions. The combination of some or all of these factors could adversely affect our results of operations and ability to execute our business strategy. Although we have not been materially impacted by the tightening credit environment, the current economic environment may impact our customers’ and suppliers’ abilities to access credit from financial institutions that may be necessary to operate their businesses. In addition, our quarterly results may fluctuate substantially as a result of many factors beyond our control, including limited access to capital or access to capital on acceptable terms.

Conditions in the residential, commercial and industrial construction markets may adversely affect our results of operations and financial condition.

Many of our products are distributed to utility contractors in connection with residential, commercial and industrial construction projects. Sales into these markets correlate to the number of new homes and buildings that are built. The strength of the residential, commercial and industrial construction markets depends in part on the availability of consumer and commercial financing. As a result of deteriorating economic conditions and the turmoil in the credit markets, there has been a significant decline in the residential housing construction market and construction of new commercial and industrial buildings has slowed. If these conditions remain as they are today or continue to worsen, it would have a material adverse effect on our operating results and financial condition.

Conditions in the automotive industry may adversely affect our results of operations and financial condition.

We sell precision die castings to tier I automotive component suppliers. Sales within the precision die casting market are largely dependent on the success of the automotive platform for which the products are manufactured. In fiscal 2009, approximately 14% of our die casting products were used internally by our gas metering business, and approximately 86% were sold to tier I automotive component suppliers. The automotive industry has experienced significant declines due to weakness in the global economy and tightening credit markets. Some automobile manufacturers have announced significant restructuring actions in an effort to improve profitability and may be forced to file bankruptcy. If automakers reduce their orders to tier I suppliers, these suppliers will reduce their orders to us, and that would adversely affect our results of operations and financial condition. Due to demand contractions in the automotive market, the Company determined that the goodwill in its precision die casting business unit was impaired and thus recorded a charge of $14.4 million in the fourth quarter of fiscal 2009 (see Note 1 and Note 3 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report).

Our substantial indebtedness could adversely affect our financial health, harm our ability to react to changes to our business and prevent us from fulfilling our obligations under our indebtedness.

We are highly leveraged and have significant debt service obligations. As of March 31, 2009, we had total debt of $438.9 million outstanding. Our cash interest paid for fiscal 2008 and 2009 was $38.9 million and $36.2 million, respectively.

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

Furthermore, our interest expense could increase if interest rates increase because a major portion of our debt under the credit agreement governing our senior secured credit facilities is variable-rate debt. Our senior secured credit facilities include a term loan facility of $159.0 million and revolving credit facilities totaling $70.0 million, each of which bear interest at the adjusted London Interbank Offered Rate (“LIBOR”), as defined in the credit agreement, plus a 2% margin or the Alternate Base Rate, as defined in the credit agreement, plus 1%, exclusive in each case of a 0.5% facility fee. During fiscal 2007, 2008 and 2009, we utilized interest rate swap agreements to mitigate our exposure to fluctuations in interest rates on variable-rate debt. We may continue to utilize these agreements to manage interest rate risk in the future. At March 31, 2009, we held interest rate swap agreements covering an aggregate notional amount of $120.0 million.

We are controlled by our principal investors, whose interests in our business may differ, and who control the appointment of our board of directors. As a result, conflicts may exist with respect to fundamental business decisions.

Our principal investors, The Resolute Fund and GS Capital Partners, beneficially own 66.0% and 33.0% of the Company, respectively, through their equity interests in our parent, Sensus Metering Systems (Bermuda 1) Ltd. (“Bermuda 1”). Our entire board was designated by persons affiliated with The Resolute Fund and GS Capital Partners, and persons affiliated with The Resolute Fund have the ability to designate a majority of the board. In addition, persons affiliated with our principal investors control the appointment of management and the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. Affiliates of our principal investors may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks. In addition, our principal investors or their affiliates may in the future own businesses that directly compete with ours.

We have recorded a significant amount of intangible assets that may never generate the returns we expect, which may require us to write off a significant portion of our intangible assets and would have an adverse effect on our financial condition and results of operations.

The acquisitions of Invensys Metering Systems and Advanced Metering Data Systems, L.L.C. (“AMDS”) resulted in our recording significant identifiable intangible assets and goodwill. Our identifiable intangible assets, which substantially include customer relationships, developed technology, trademarks and tradenames, patents and non-competition agreements, were $187.3 million at March 31, 2009, representing 17% of our total assets. Amortization expense associated with our identifiable intangible assets was $13.5 million in fiscal 2009 and is expected to be $53.7 million over the next five fiscal years (without giving effect to any acquisitions completed subsequent to March 31, 2009). The large amount of amortization expense will adversely affect our net income during this period. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses we acquired, was $394.5 million at March 31, 2009, representing 35% of our total assets.

Goodwill and identifiable intangible assets, which are deemed to have indefinite lives, are recorded at fair value on the date of acquisition and, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The full value of our intangible assets may never be realized. Any future determination requiring the write-off of a significant portion of our intangible assets would have an adverse effect on our financial condition and results of operations. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2009. Due to demand contractions in the automotive market, the Company determined that the goodwill in its precision die casting business unit was impaired and thus recorded a charge of $14.4 million (see Note 1 and Note 3 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report).

We are dependent on the utility industry, which may experience volatility. This volatility could cause our results of operations to vary significantly from period to period.

In fiscal 2009, approximately 82% of our net sales were derived from sales of products and services to the utility industry. Purchases of our products are, to a substantial extent, deferrable in the event that utilities reduce capital expenditures as a result of, among other factors, mergers and acquisitions, pending or unfavorable regulatory decisions, decreased sales due to weather conditions, rising interest rates or general economic downturns.

The utility industry, both domestic and foreign, is generally characterized by long budgeting and purchasing and regulatory process cycles that can take up to several years to complete. Our utility customers typically issue requests for quotes and proposals, establish evaluation committees, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying the normal budget approval process within a utility.

Such purchase decisions are often put on hold indefinitely when merger negotiations begin. If our customers engage in a high volume of merger and acquisition activity, our sales could be materially and adversely affected. If future state or other regulatory decisions are issued that cause a delay in purchasing decisions, or if we experience changes in our customer base or requirements to modify our products and services (or develop new products or services) to meet the needs of market participants, our results could be materially and adversely affected.

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

We are facing increasing competition. If we are unable to implement our business strategy successfully, we risk losing market share to these competitors.

We face competitive pressures from a variety of companies in each of the markets that we serve. Some of our present and potential future competitors have or may have substantially greater financial, marketing, technical or manufacturing resources, and in some cases, greater name recognition, market penetration and experience than us. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products and services than we can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. If we cannot compete successfully against current or future competitors, it could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Additionally, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase to increase their efficiency. If we are not selected as one of these preferred providers, we may lose access to certain sections of the markets in which we compete. Our customers increasingly demand a broad product range, and we must continue to develop our expertise to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in research and development, manufacturing, customer service and support, marketing and our distribution networks. We may also have to adjust the prices of some of our products to stay competitive. There is a risk that we may not have sufficient resources to continue to make such investments and that we may be unable to maintain our competitive position within each of the markets we serve.

We are dependent upon our ability to attract qualified candidates and retain critical employees.

Our success depends on our ability to recruit, retain and motivate highly skilled, technical and qualified personnel. Competition for these individuals in our industry is intense, and there is a risk that we may not be able to recruit, train or retain qualified personnel successfully. Although the Company believes that its relationship with its employees is good, the Company’s ability to achieve its financial and operational objectives depends in large part upon its continuing ability to attract, integrate, retain and motivate highly qualified personnel. The loss or interruption of the continued service of certain of our executive officers and key employees could have a material adverse effect on our business. In addition, to support our continued growth, we must effectively recruit, develop and retain additional qualified personnel both domestically and internationally. Our inability to attract and retain necessary qualified personnel could have a material adverse effect on our business.

We face potential product liability claims relating to products we manufacture or distribute. The successful assertion of a large product liability claim could subject us to substantial damages.

We face risk of exposure to existing and future product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage, but there is a risk that we may be unable to obtain such insurance on acceptable terms in the future, or at all, and any such insurance may not provide adequate coverage against potential claims. In addition, although we are entitled to indemnification from certain subsidiaries of Invensys under the terms of the stock purchase agreement for certain product liability claims existing prior to the acquisition of Invensys Metering Systems, we may be unable to recover from the indemnifying parties in the event we are found liable. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome of the litigation with respect to those claims. An adverse result in connection with a product liability claim could have a material adverse effect on our business, financial condition and results of operations. In addition, our business depends on the strong product reputation that we believe we have developed. In the event that this reputation is damaged, we may face difficulty in maintaining the pricing of some of our products, which could result in reduced sales and profitability.

We are subject to the effects of fluctuations in foreign exchange rates.

The financial condition and results of operations of each of our operating foreign subsidiaries are reported in the relevant local currency and are then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. In addition to currency translation risk, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency than the relevant local currency. Given the volatility of exchange rates, we may be unable to manage our currency transaction risks effectively. The majority of our businesses source raw materials and sell their products within their local markets in their functional currencies and therefore have limited transaction exposure. Fluctuations in the value of the U.S. dollar may impact our ability to compete in international markets. Currency fluctuations could have a material adverse effect on our future international sales and, consequently, on our financial condition and results of operations. During fiscal 2007, 2008 and 2009, we utilized foreign currency forward contracts to minimize the effect of exchange rate fluctuations and expect to continue to utilize these contracts to manage foreign currency exchange risk in the future as appropriate.

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

The indenture governing our senior subordinated notes also contains numerous covenants including, among other things, restrictions on our ability to a) incur or guarantee additional indebtedness or issue certain preferred stock, b) pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness, c) make certain investments, d) enter into arrangements that restrict dividends from our subsidiaries, e) engage in transactions with affiliates, f) sell assets, including capital stock of our subsidiaries, and g) merge, amalgamate or consolidate with other companies or transfer all or substantially all of our assets.

We depend on our ability to develop new products for our success. We may be unable to continue to develop new products successfully.

We have made, and expect to continue to make, substantial investments in product and technology development. Our future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance our existing products. This product development will require continued investment to maintain our market position. Unforeseen problems could occur with respect to the development and performance of our technologies and products and we may not meet our product development schedules. In addition, our new products and systems may not be accepted in the market. For example, market acceptance for AMI/AMR systems varies by country based on such factors as the regulatory and business environment, labor costs and other economic conditions. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including a) product quality, b) reliability and timeliness of delivery, c) new product innovation, d) price competitiveness, e) technical expertise and development capability, f) product design capability, g) manufacturing expertise, h) operational flexibility, i) customer service and j) overall management.

Our success depends on our ability to continue to meet our customers’ changing requirements. We may be unable to address technological advances and introduce new products that may be necessary to allow us to remain competitive within our businesses. Furthermore, we may not be able to protect adequately any of our own technological developments to sustain a competitive advantage.

We rely on our information technology systems to conduct our business. If these systems fail to perform their functions adequately, or if we experience an interruption in their operation, our business and financial results could be adversely affected.

The efficient operation of our business is dependent on our information technology systems. We rely on our information technology systems to manage effectively our business data, communications, production and supply chain, order entry, order fulfillment, inventory replenishment, e-commerce and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in decreased sales, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power loss and computer systems failure and viruses. Any such interruption could have a material adverse effect on our business.

If we are unable to make necessary capital investments, our business may be adversely affected.

We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes. As we maintain and grow our business, we may have to incur significant capital expenditures. We believe that we will be able to fund these expenditures through cash flow from operations and cash on hand. There is a risk that we will not have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, and the amount of future capital expenditures may materially exceed our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may decrease and the quality of our products may be adversely affected, which, in turn, could result in reduced sales and profitability.

International operations expose us to numerous risks and business uncertainties.

In each of fiscal 2008 and 2009, our non-U.S. operations represented 39% of consolidated net sales. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include a) regional economic downturns, b) changes in governmental policy or regulation, c) restrictions on the transfer of funds into or out of the country, d) import and export duties and quotas, e) domestic and foreign customs and tariffs, f) different regimes controlling the protection of our intellectual property, g) international incidents, h) military outbreaks, i) government instability, j) difficulty in staffing and managing widespread operations, k) nationalization of foreign assets, l) government protectionism, m) compliance with U.S. Department of Commerce export controls, n) potentially negative consequences from changes in tax laws, o) higher interest rates, p) requirements relating to withholding taxes on remittances and other payments by subsidiaries, q) restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions and r) exposure to liabilities under the Foreign Corrupt Practices Act. One or more of these factors may impair our current or future international operations and, consequently, our overall business.

We may face volatility in the availability of energy and raw materials used in our manufacturing process.

In the manufacturing of our products, we use large amounts of energy, including electricity and gas, and raw materials and processed inputs, including brass castings, aluminum ingot, plastics and rubber. We obtain energy, raw materials and certain manufactured components from third-party suppliers. We do not maintain long-term supply contracts with our suppliers. The loss, or a substantial decrease in the availability, of such products from some of our suppliers or the loss of key supplier relationships could have a material adverse effect on our business, results of operations and financial condition. The availability and prices of electricity, gas and raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. In addition, supply interruptions could arise from shortages of electricity, gas and raw materials, labor disputes, transportation disruptions, impaired financial condition of suppliers, adverse weather conditions or other natural disasters. Any change in the supply of, or price for, these energy sources and raw materials may adversely affect our ability to satisfy our customers on a timely basis and thereby negatively affect our financial performance. In addition, we may not be able to pass any price increases in raw materials or other product inputs along to our customers in the form of higher prices, which may have an adverse effect on our operating results.

We have transitioned a substantial portion of our manufacturing capabilities to contract manufacturers. If we are unable to manage our outsourcing arrangements effectively, or if we are unable to project demand accurately, our revenue and profitability could be harmed.

Our future operating results will depend on our ability to develop and manufacture products cost-effectively. To minimize manufacturing costs, as well as focus on our core competencies and streamline our operations, we outsourced production of products representing 16% of fiscal 2009 net sales. The outsourcing of production capabilities diminishes the day-to-day control that we are able to exercise over the production process that could result in quality problems, and correspondingly increased product warranty costs. In addition, as we outsource more production capacity, we will retain limited internal production capacity, and will, therefore, rely on our contract manufacturers to fill orders on a timely basis. We will be required to provide accurate forecasts to our contract manufacturers to satisfy demand for our products. If we overestimate our requirements, we may be required to purchase quantities of products that exceed customer demand. If we underestimate our requirements, we may have inadequate inventory from which to meet customer demand.

Our intellectual property may be inadequately protected, which could result in the loss of our exclusive right to use the intellectual property or to use it at all. Additionally, some of our intellectual property may be misappropriated, and we may become involved in litigation relating to intellectual property.

We rely on a combination of patents, trademarks, copyrights, licenses and trade secret rights to protect our intellectual property throughout the world. Our patent and trademark applications may not be approved, and our issued patents and trademark registrations may not adequately protect our intellectual property and could be challenged by third parties. Other parties may independently develop similar or superior technologies or designs around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as the laws of the United States.

In the ordinary course of our operations, we, like other companies, from time to time pursue and are pursued in administrative proceedings and litigation concerning the protection of intellectual property rights. If successful, third-party intellectual property lawsuits could subject us to substantial damages, and require us to cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or discontinue the use of certain technology. They could also force us to seek licenses to the infringing technology, which licenses may not be available on reasonable terms, or at all. Our ability to sustain current margins on some or all of our products may be affected, which could reduce our sales and profitability. Third-party lawsuits could also invalidate our intellectual property rights. Regardless of the success of any third party-initiated or Company-initiated claims, they would likely be time-consuming and expensive to resolve, and would divert the time and attention of our management. In the current calendar year, two patent infringement claims have been initiated against us. See “Legal Proceedings” in Item 3 of this Annual Report for a summary of these claims.

We have licensed technology from third parties to develop new products or product enhancements, including licenses relating to many of our current leading products. We also expect to seek technology from third parties in the future as needed or desirable for future products and product enhancements. Third-party licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop new products or product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, or could require that we change our product and design plans, and we may still become involved in third-party lawsuits, any of which could seriously harm or delay our ability to manufacture and sell our products.

We rely on independent distributors for a significant portion of our sales. We may be unable to retain the services of these distributors.

In addition to our own direct sales force, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our end-customers. In fiscal 2009, approximately 26% of our net sales were generated from sales to our top ten customers, which include our distribution channels, but no individual customer accounted for more than 10% of net sales. The majority of the distribution contracts that we have with these independent distributors are cancelable by the distributor after a short notice period. There is a risk that these distributors may terminate their agreements with us.

The loss of one or more key distributors, or a substantial number of our other distributors, could materially reduce our sales and profits. While our relationships with our ten largest distributors have been long-standing, distributors in our industry have experienced significant consolidation in recent years, and our distributors could be acquired by other distributors that buy products from our competitors. As consolidation among distributors continues, distributors may pressure us to lower our prices, which could have an adverse impact on our results of operations.

Our business is subject to the regulation of, and dependent on licenses granted by, the FCC and other governmental bodies. Changes in existing regulations or the losses of our licenses could adversely affect our business.

A significant portion of our AMR/AMI products and systems use radio spectrum and are subject to regulation by the FCC in the United States. Licenses for radio frequencies must be obtained and periodically renewed. Any license granted to us or our customers may not be renewed on acceptable terms, or at all, and the FCC may not keep in place rules for our frequency bands that are compatible with our business. In the past, the FCC has adopted changes to the requirements for equipment using radio spectrum, and it is possible that the FCC or the U.S. Congress will adopt additional changes in the future.

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

The water and heat meter product lines of our business are subject to national regulation in many European countries. For instance in Germany, there are national regulations that require cold water meters to be recalibrated and repaired every six years. Hot water and heat meters need to be recalibrated and repaired every five years. Other European countries, including The Netherlands, Austria, Switzerland, the Czech Republic and Slovakia, have similar regulations. Because of the relative expense involved in repairing water and heat meters, many customers install new meters at the time these national regulations call for recalibration and repair. If these national regulations were changed to extend the time for recalibration and repair, that could decrease sales of water and heat meters in Europe. If European or other countries were to impose new or change existing regulations regarding products, it could materially and adversely affect our business, financial condition and results of operations.

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

We, along with as many as 200 or more other companies, are a defendant in several lawsuits filed in various state courts by groups of plaintiffs alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. Currently, it is uncertain whether any plaintiffs have dealt with any of our products, were exposed to an asbestos-containing component part of our products or whether such part could have been a contributing factor to the alleged illness. Although we are entitled to indemnification for liabilities and legal costs for asbestos claims related to these products from certain subsidiaries of Invensys pursuant to the stock purchase agreement for the acquisition of Invensys Metering Systems, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with such acquisition.

We are subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could have a serious adverse impact our business.

As of March 31, 2009, we had 3,838 employees, of whom 1,419 were employed in the United States and 2,419 were employed abroad. As of March 31, 2009, approximately 38% of our total employees, primarily in the United States and Europe, were represented by labor unions.

In the United States, we are a party to labor agreements with the United Steel Workers of America and the United Automobile Workers. The Uniontown, Pennsylvania facility has a five-year agreement with the United Steel Workers of America that expires on February 24, 2013. Sensus Precision Die Casting, Inc., our subsidiary through which we operate our precision die casting product line, has a three-year labor contract with the United Automobile Workers that expires on October 11, 2009. Smith-Blair has a four-year labor contract with the United Steel Workers of America that expires on March 27, 2011. Our inability to renew any one of these collective bargaining agreements prior to the expiration thereof could result in strikes or work stoppages and could adversely affect our business, financial position and results of operations.

In Germany, our employees are represented by IG Metall, which negotiates labor terms and conditions with local employers associations that also represent other employers. The outcome of these negotiations also directly affects non-unionized employees to the extent that individual employment agreements contain cross references to relevant metal union contracts. The current agreement with IG Metall covering our German unionized workforce expires on April 30, 2010. The inability to renew timely this contract on favorable terms could have a material impact on the financial results of our European business.

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

We may pursue selective strategic acquisition opportunities, evaluate potential acquisitions, some of which could be material, and engage in discussions with acquisition candidates. We may not be able to identify and acquire suitable acquisition candidates in the future, the financing of any such acquisition may be unavailable on satisfactory terms or at all, and we may be unable to accomplish our strategic objectives as a result of any such acquisition. In addition, our acquisition strategies may not be successfully received by customers or achieve their intended benefits. If we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions would likely result in the incurrence of debt and contingent liabilities and an increase in interest expense and amortization expense as well as significant charges relating to integration costs, which could have a material adverse effect on our results of operations or financial condition. Often acquisitions are undertaken to improve the operating results of either or both of the acquirer and the acquired company, and we may not be successful in this regard. We may encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The tables below list the properties utilized by the Company at March 31, 2009. The Company believes that its properties are in good operating condition and are suitable for its current needs.

The table below sets forth the locations of the facilities in North America.

Location	Owned/Leased	Square Feet	Principal Use of Facility
Texarkana, AR	Owned	249,912	Manufacturing/Assembly
Goleta, CA	Leased	9,000	Office
Ontario, Canada	Leased	1,000	Office
Orlando, FL	Owned	48,474	Manufacturing/Assembly
Alpharetta, GA	Leased	4,525	Office
Russellville, KY	Leased	254,904	Manufacturing/Assembly
Covington, LA	Leased	4,600	Office
Juarez, Mexico	Leased	45,000	Manufacturing/Assembly
Raleigh, NC	Leased	30,870	Office
Morrisville, NC	Leased	24,803	Office
Lancaster, OH	Leased	51,000	Manufacturing/Assembly
DuBois, PA	Owned	196,930	Manufacturing/Assembly
DuBois, PA	Leased	136,566	Manufacturing/Assembly
Pittsburgh (Forest Hills), PA	Leased	8,845	Office
Uniontown, PA	Leased	240,228	Manufacturing/Assembly

The table below sets forth the locations of the facilities outside of North America.

Location	Owned/Leased	Square Feet	Principal Use of Facility
El Eulma, Algeria	Leased	35,045	Manufacturing/Assembly
Minsk, Belarus	Owned	1,098	Office
Minsk, Belarus	Leased	1,228	Warehouse
Minsk, Belarus	Leased	4,702	Manufacturing/Assembly
Nova Odessa, Brazil	Leased	26,364	Manufacturing/Assembly
Santiago, Chile	Leased	27,115	Manufacturing/Assembly
Beijing, China	Owned	83,181	Manufacturing/Assembly
Jiangdu City, China	Owned	273,854	Manufacturing/Assembly
Jiangdu City, China	Owned	79,000	Manufacturing/Assembly
Shanghai, China	Leased	53,819	Manufacturing/Assembly
Fuzhou, China	Leased	17,868	Manufacturing/Assembly
Prague, Czech Republic	Leased	10,204	Office
Malakoff, France	Leased	1,969	Office
Neyron, France	Leased	13,988	Office
Babelsberg, Germany (1)	Owned	21,617	Manufacturing/Assembly
Hannover, Germany	Owned	49,453	Manufacturing/Assembly
Ludwigshafen, Germany	Leased	18,808	Manufacturing/Assembly
Ludwigshafen, Germany	Owned	317,624	Manufacturing/Assembly
Milan, Italy	Leased	1,130	Office/Warehouse
Temara, Morocco	Leased	18,280	Manufacturing/Assembly
Torun, Poland	Leased	1,248	Office
Stara Tura, Slovakia	Leased	54,541	Manufacturing/Assembly
Gauteng, South Africa	Leased	16,172	Manufacturing/Assembly
Barcelona, Spain	Leased	6,736	Office
Sevilla, Spain	Leased	708	Office
Hampshire, U.K.	Leased	20,659	Office
Sumy, Ukraine	Leased	3,897	Office

(1)	Leased to a third party.

ITEM 3.	LEGAL PROCEEDINGS

The Company, along with as many as 200 or more other companies, is a defendant in several lawsuits filed in various state courts by groups of plaintiffs alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. Currently, it is uncertain whether any plaintiffs have dealt with any of the Company’s products, were exposed to an asbestos-containing component part of a product of the Company or whether such part could have been a contributing factor to the alleged illness. Although we are entitled to indemnification for liabilities and legal costs for asbestos claims related to these products from certain subsidiaries of Invensys, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with the acquisition of Invensys Metering Systems.

On January 29, 2009, the Company, along with a number of other automated metering infrastructure vendors, was sued in a patent infringement lawsuit filed by IP Co., LLC (“IP Co.”). The lawsuit was filed in the U.S. District Court for the Eastern District of Texas and alleges that the Company’s FlexNet System infringes two patents allegedly owned by IP Co. The lawsuit seeks unspecified damages for patent infringement, treble damages for intentional infringement, an injunction against further infringement, interest costs and attorneys’ fees.

On March 13, 2009, the Company was sued in a second patent infringement lawsuit filed in the U.S. District Court for the Eastern District of Texas, this time by EON Corp. IP Holdings, LLC (“EON”). This lawsuit alleges the infringement of two patents allegedly owned by EON (the “EON Patents”). The lawsuit has not yet been served on Sensus, but alleges that Sensus infringes the EON Patents by “making, using, offering for sale, and/or selling two-way communication networks and/or data systems that fall within the scope of at least one claim of each of the EON Patents.” The lawsuit seeks unspecified damages, an injunction against further infringement, interest costs and attorneys’ fees.

On December 23, 2008, the Company was sued in a breach of contract action filed by Cannon Technologies, Inc. (“Cannon”). The lawsuit was filed in the U.S. District Court for the District of Minnesota. The lawsuit alleges breach of contract and breach of warranty with respect to electricity meters sold to Cannon and seeks unspecified damages, interest costs and attorneys’ fees.

Although each lawsuit is in early stages, we intend to defend the claims vigorously and believe that we have meritorious defenses to each. In our opinion, the ultimate liabilities, if any, and expenses resulting from the aforementioned claims, will not materially affect the consolidated financial position, results of operations or cash flows of the Company.

In addition, we are, from time to time, party to legal proceedings arising out of the operations of our business. We believe that an adverse outcome of our existing legal proceedings, including the proceedings described above, would not have a material adverse impact on our business, financial condition or results of operations. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements could result in liabilities that have a material adverse impact on our business, financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) None.

(b) Not applicable.

(c) None.

ITEM 6.	SELECTED FINANCIAL DATA

We have derived the following selected consolidated financial data from our audited consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report.

(in millions)	Year Ended March 31, 2005	Year Ended March 31, 2006	Year Ended March 31, 2007	Year Ended March 31, 2008	Year Ended March 31, 2009
Income Statement Data:
Net sales	$569.8	$613.9	$632.9	$694.2	$670.7
Loss from continuing operations	(4.2)	(3.2)	(8.1)	(10.1)	(49.9)

Other Financial Data:
Restructuring costs (1)	$8.1	$7.2	$8.5	$7.0	$9.9
Deferred revenue less deferred costs primarily from long-term AMI electric and gas contracts	—	—	—	5.1	62.4
Capital expenditures (including intangibles and software development costs)	22.4	24.8	18.3	27.8	36.7

Balance Sheet Data:
Cash and cash equivalents	$54.9	$52.6	$34.9	$37.6	$37.9
Total deferred costs	—	—	—	26.4	99.3
Total assets	940.2	935.1	973.2	1,019.3	1,112.3
Total debt	500.4	485.6	475.5	454.5	438.9
Total deferred revenue	—	—	—	37.8	168.8
Stockholder’s equity	194.0	186.4	226.5	216.8	166.3

(1)	For additional information regarding restructuring costs, see Note 7 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report. Restructuring costs are added to net income for purposes of determining compliance by the Company with the financial covenants of both the senior credit facilities and the indentures governing the notes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to us are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, sales, cash flow and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters, other than those of historical fact, are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may turn out to be incorrect. Our actual results could be materially different from our expectations because of various risks. These risks include our susceptibility to macroeconomic downturns in the United States and abroad, conditions in the residential, commercial and industrial construction markets and in the automotive industry, our dependence on new product development and intellectual property, and our dependence on independent distributors and third-party contract manufacturers, automotive vehicle production levels and schedules, our substantial financial leverage, debt service and other cash requirements, liquidity constraints and risks related to future growth and expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation, our ability to integrate acquired companies, general economic and business conditions, competition, adverse changes in the regulatory or legislative environment in which we operate, and other factors beyond our control.

Our fiscal year ends on March 31 and references herein to a fiscal year refer to the twelve-month period ended as of that date.

General

We are a leading provider of advanced utility infrastructure systems, metering technologies and related communication systems to the worldwide utility industry. We have over a century of experience in providing support to utilities. Our technologies, products and systems enable our utility customers to measure, manage and control electricity, water and natural gas more efficiently thereby enhancing conservation of those limited resources. Our products and technologies provide key functionality that will be required for the development of the “Smart Grid” in the United States. We are a leading provider of AMI fixed network RF systems and solutions with a wide range of product offerings to meet the evolving demands of the electric, water, and gas utility sectors. We believe that we are the fastest growing participant in the North American electric metering systems market and the largest global manufacturer of water meters, a leading supplier of AMR devices to the North American water utilities market and a leading global developer and manufacturer of gas and heat metering systems. We are recognized throughout the utility industry for developing and manufacturing metering products with long-term accuracy and robust product features, innovative metering communications systems, as well as for providing comprehensive customer service for all of our products and services. In addition to our advanced utility infrastructure and metering business, we believe that we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and we are a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die castings.

Acquisition

On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $62.6 million consisting of $49.8 million in cash and 15,000 vested preference shares issued by our parent, Bermuda 1. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Bermuda 1, cash on hand and utilization of the Company’s revolving credit facility. As discussed below, the vested preference shares were subject to mandatory redemption by Bermuda 1 for $15 million at the option of the holder once certain future financial performance targets were achieved.

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

During the third quarter of fiscal 2009, the second performance threshold was achieved related to the second 50% of the vested preference shares. Accordingly, the remaining 7,500 vested preference shares were released from restrictions, and AMDS opted to have the 7,500 unrestricted shares redeemed for $7.5 million in cash. As required by the AMDS purchase agreement, the $7.5 million was funded by Bermuda 1 during the third quarter of fiscal 2009, and thus the Company’s cash position was not impacted.

The AMDS acquisition provides the Company with core capability to deliver comprehensive and robust two-way AMI technology offerings for the electricity, water and gas markets, which complements the Company’s previously existing AMR technologies. Prior to the acquisition, the Company had marketed AMDS’ technology to the electric utility and combined utility markets in North America under an exclusive licensing agreement.

The Company is required to make additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $21.5 million for fiscal 2009 and $24.3 million cumulatively, net of $5.5 million previously paid in accordance with the purchase agreement ($0.9 million in fiscal 2008 and $4.6 million in fiscal 2009). In our accompanying consolidated balance sheet as of March 31, 2009, $13.6 million is classified as accruals and other current liabilities and $10.7 million is classified as other long-term liabilities. The offset to these gross accrued amounts reflects additional purchase price and is classified as goodwill.

In addition, on the date of acquisition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15 million if the specified performance thresholds are achieved over the relevant period. As of March 31, 2009, none of these preference shares has become vested. Bermuda 1 is legally obligated to satisfy any future redemption requirements of the unvested preference shares. As a result, the Company will not be obligated to provide cash for any future redemption requirements related to the AMDS acquisition.

For Results of Operations and Liquidity and Capital Resources, all dollar amounts and variances in the narrative discussions are rounded to millions; however, percentages are calculated based on dollar amounts depicted in the tables.

Results of Operations

The following table provides results of operations for the periods presented:

(dollars in millions)	Year Ended March 31, 2009%		Year Ended March 31, 2008%		Year Ended March 31, 2007%
Net sales	$670.7	100%	$694.2	100%	$632.9	100%
Gross profit	147.3	22%	183.9	27%	179.1	28%
Selling, general and administrative expenses	134.0	20%	121.5	17%	110.4	17%
Restructuring costs	9.9	1%	7.0	1%	8.5	1%
Amortization of intangible assets	13.5	2%	19.7	3%	23.6	4%
Impairment of goodwill	14.4	2%	—	—	—	—
Other operating expense, net	2.7	1%	2.3	1%	2.7	—

Operating (loss) income	(27.2)	(4)%	33.4	5%	33.9	6%
Interest expense, net	(39.9)	(6)%	(41.8)	(6)%	(42.4)	(7)%
Other (expense) income, net	(0.3)	—	(2.4)	—	1.9	—

Loss from continuing operations before income taxes and minority interest	(67.4)	(10)%	(10.8)	(1)%	(6.6)	(1)%
(Benefit) provision for income taxes	(19.9)	(3)%	(2.6)	—	1.0	—

Loss from continuing operations before minority interest	(47.5)	(7)%	(8.2)	(1)%	(7.6)	(1)%
Minority interest	(2.4)	—	(1.9)	—	(0.5)	—

Loss from continuing operations	(49.9)	(7)%	(10.1)	(1)%	(8.1)	(1)%
Gain from discontinued operations	—	—	—	—	0.1	—

Net loss	$(49.9)	(7)%	$(10.1)	(1)%	$(8.0)	(1)%

Fiscal Year Ended March 31, 2009 Compared with Fiscal Year Ended March 31, 2008

Net Sales.

(dollars in millions)	Year Ended March 31, 2009	Year Ended March 31, 2008	Dollar Change	Percent Change
Net sales	$670.7	$694.2	$(23.5)	(3)%

Net sales in fiscal 2009 were lower than fiscal 2008. The decrease was primarily the result of reduced demands for our gas and water meters resulting from historic low building starts in the residential and commercial real estate markets in North America coupled with reduced demand for our precision die cast products due to a weak U.S. automotive market. Offsetting this contracting demand was growth in water and heat meters sales outside of North America coupled with AMI system and products in North America.

Our net sales exclude certain amounts billed primarily to AMI electric and gas utility customers, which we are required to defer under SOP 97-2. For fiscal 2009 and 2008, the billings that we were required to defer under SOP 97-2 were $135 million and $31 million, respectively (See “—Critical Accounting Policies” below and Note 1 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report). This substantial increase is primarily the result of our increased penetration of the AMI electric and gas market and the execution of long-term customer contracts with electric and gas utilities.

Our top ten customers accounted for approximately 26% of net sales for fiscal 2009, and no individual customer accounted for more than 10% of net sales.

Gross Profit.

(dollars in millions)	Year Ended March 31, 2009	Year Ended March 31, 2008	Dollar Change	Percent Change
Gross profit	$147.3	$183.9	$(36.6)	(20)%
Gross profit as a percent of net sales	22%	27%	—	(19)%

Gross profit in dollars and as a percentage of net sales for fiscal 2009 was lower than fiscal 2008 principally due to increased operating and software development costs associated with the support of our rapidly growing AMI systems business with the related customer billings deferred under SOP 97-2 and product mix shifts. The increase in operating and software development costs associated with long-term AMI electric and gas contract growth was significantly higher than the offsetting revenue recognized from deferred revenue amortization. Additionally, as a result of our rapidly growing AMI business, software development and related improved functionality is being deployed at rates faster than originally planned. As such, increased software amortization expense was recorded during fiscal 2009 due to the Company’s shortened economic lives. Further, a charge for overhead reductions associated with moving to an outsourced operating model for our AMI business was recorded in fiscal 2009. Also, lower sales contributed to the decrease in gross profit for fiscal 2009.

Gross profit excludes $62 million and $5 million for fiscal 2009 and 2008, respectively, of billings to customers less incremental direct costs incurred primarily related to the deployment under long-term AMI electric and gas contracts that have been deferred under SOP 97-2 (see “—Critical Accounting Policies” below and Note 1 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report). This deferral has no effect on the Company’s cash flow as billings to customers occur when the network infrastructure and related endpoints are deployed and the associated costs are incurred.

Selling, General and Administrative (“SG&A”) Expenses.

(dollars in millions)	Year Ended March 31, 2009	Year Ended March 31, 2008	Dollar Change	Percent Change
SG&A expenses	$134.0	$121.5	$12.5	10%
SG&A expenses as a percent of net sales	20%	17%	—	18%

SG&A expenses for fiscal 2009 were higher than fiscal 2008 primarily due to our continued investment in product development and marketing and sales support primarily related to AMI growth. The Company’s cost structure reflects the increased spending to support the market demands of the AMI technology migration discussed above.

Restructuring Costs. Restructuring costs for fiscal 2009 and 2008 were $10 million and $7 million, respectively, and relate primarily were due to the restructuring activities associated with our manufacturing operations in Germany.

Amortization of Intangible Assets. Amortization expense relates primarily to the intangible assets consisting of non-competition agreements, customer relationships and other intangible assets recorded at the time of the acquisition of Invensys Metering Systems and the intangible assets consisting of developed technology recorded as a result of the AMDS acquisition. Amortization of intangible assets decreased to $14 million for fiscal 2009 from $20 million for fiscal 2008 due to the majority of our non-compete agreements having been fully amortized in fiscal 2008.

Impairment of Goodwill. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2009. Due to demand contractions in the automotive market, the Company determined that the goodwill in its precision die casting business unit was impaired and thus recorded a charge of $14 million.

Other Operating Expense, Net. Other operating expense, net of $3 million for fiscal 2009 increased $1 million from fiscal 2008 and primarily consisted of recurring management fees of approximately $3 million for The Jordan Company, L.P., partially offset by other non-recurring income.

Interest Expense, Net. Interest expense, net decreased $2 million for fiscal 2009 as compared to fiscal 2008 and reflects the Company’s decision to service debt early and lower interest rates, partially offset by interest expense related to the ineffectiveness of one of our interest rate swaps. During fiscal 2009, the Company reduced its indebtedness by $16 million.

Other Expense, Net. Other expense, net was less than $1 million for fiscal 2009 and was $2 million for fiscal 2008. Other expense, net principally relates to net transactional foreign currency gains and losses.

Benefit for Income Taxes. Income tax benefit was $20 million and $3 million for fiscal 2009 and 2008, respectively, and reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate.

Minority Interest. Minority interest relates to the Company’s partner’s share of income or loss from our joint venture entities. The Company holds joint venture interests in entities in the Ukraine (51%), Algeria (55%), China (55%) and China (Rongtai) (60%). Minority interest for fiscal 2009 increased slightly as a result of improved results of operations of our joint ventures.

Net Loss. Net loss of $50 million for fiscal 2009 increased $40 million compared to our net loss for fiscal 2008 as a result of the factors described above.

Fiscal Year Ended March 31, 2008 Compared with Fiscal Year Ended March 31, 2007

Certain fiscal 2007 amounts in the discussion below have been reclassified to conform with the Company’s reorganization of its business units for the purpose of providing more useful comparative information for management and our investors for trending, analyzing and benchmarking the current performance and value of our business. Management believed that the reorganization was necessary as a result of the AMDS acquisition to monitor effectively the performance of the AMI technology. This change had no overall impact on the Company’s reportable segment or consolidated financial results.

Net Sales.

(dollars in millions)	Year Ended March 31, 2008	Year Ended March 31, 2007	Dollar Change	Percent Change
Net sales	$694.2	$632.9	$61.3	10%

Net sales increased $61 million, or 10%, to $694 million for fiscal 2008 from $633 million for fiscal 2007. The increase was primarily the result of $22 million net favorable foreign currency impacts, continued growth in the underlying markets and in AMR and AMI applications, expansion into new markets in Europe and China, strengthening economies in Central Europe and South America and higher sales volumes of residential gas meters, slightly offset by the weakness in the U.S. housing and automotive markets.

Our net sales for fiscal 2008 excluded $31 million of customer billings from long-term AMI electric and gas contracts that we are required to defer under SOP 97-2 (see “—Critical Accounting Policies” below and Note 1 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report).

Our top ten customers accounted for approximately 32% of net sales for fiscal 2008. Sales to distributors affiliated with HD Supply Waterworks, Ltd. comprised approximately 11% of net sales in fiscal 2008. No other individual customer accounted for more than 5% of net sales.

Gross Profit.

(dollars in millions)	Year Ended March 31, 2008	Year Ended March 31, 2007	Dollar Change	Percent Change
Gross profit	$183.9	$179.1	$4.8	3%
Gross profit as a percent of net sales	27%	28%	—	(4)%

Gross profit in dollars for fiscal 2008 was higher than fiscal 2007 primarily as a result of $7 million net favorable foreign exchange impacts, which was partially offset by higher AMI overhead costs resulting from the AMDS acquisition and growth in the AMI business, increased material costs for brass, plastic resins, steel and aluminum, and an unfavorable product mix, despite higher sales. Gross profit as a percentage of net sales for fiscal 2008 was lower than in fiscal 2007, principally due to the higher net sales that more than offset the aforementioned items.

Gross profit for fiscal 2008 excluded $5 million of customer billings less incremental direct costs incurred primarily related to the deployment under long-term AMI electric and gas contracts that we are required to defer under SOP 97-2 (see “—Critical Accounting Policies” below and Note 1 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report). This deferral has no effect on the Company’s cash flows as billings to customers occur when the network infrastructure and related endpoints are deployed and the associated costs are incurred.

SG&A Expenses.

(dollars in millions)	Year Ended March 31, 2008	Year Ended March 31, 2007	Dollar Change	Percent Change
SG&A expenses	$121.5	$110.4	$11.1	10%
SG&A expenses as a percent of net sales	17%	17%	—	—

SG&A expenses for fiscal 2008 were higher than in fiscal 2007 primarily due to $5 million of unfavorable foreign currency impacts and our investment in infrastructure related to the start up of the AMI business. The increase in dollars also reflected the higher level of sales across the Company, which resulted in SG&A expenses as a percentage of net sales being consistent with fiscal 2007.

Restructuring Costs. Restructuring costs for fiscal 2008 decreased $2 million (including a $1.0 million unfavorable foreign currency impact), or 18%, from fiscal 2007 primarily due to the timing of European manufacturing early retirement and other restructuring initiatives.

Amortization of Intangible Assets. Amortization expense relates primarily to the intangible assets consisting of non-competition agreements, customer relationships and other intangible assets recorded at the time of the acquisition of Invensys Metering Systems and the intangible assets consisting of developed technology recorded as a result of the AMDS acquisition. Amortization of intangible assets decreased to $20 million for fiscal 2008 from $24 million for fiscal 2007. This 17% decrease was primarily due to intangible assets that were fully amortized in fiscal 2007 as a result of our realignment of our research and development facilities associated with our fixed-based network solutions and the majority of our non-compete agreements having been fully amortized as of December 2007.

Other Operating Expense, Net. Other operating expense, net decreased less than $1 million for fiscal 2008 as compared to fiscal 2007. Other operating expense, net for fiscal 2008 consisted primarily of recurring management fees of $3 million paid to The Jordan Company, L.P., partially offset by other non-recurring income of less than $1 million.

Interest Expense, Net. Interest expense, net decreased slightly for fiscal 2008 compared to fiscal 2007 primarily due to lower term-loan borrowings.

Other Non-Operating (Expense) Income, Net. Other non-operating expense, net of $2 million for fiscal 2008 principally relates to net transactional foreign currency losses. Other non-operating income, net of $2 million for fiscal 2007 was due to the gain on the sale of our idle manufacturing facility in France and net transactional foreign currency gains.

(Benefit) Provision for Income Taxes. Income tax benefit was $(3) million for fiscal 2008 compared to an income tax provision of $1 million for fiscal 2007. Income tax benefit for fiscal 2008 reflects the Company’s pre-tax loss based on the Company’s annual effective tax rate. The Company’s effective tax rates were the result of income taxes being incurred on the taxable income of our global operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

Minority Interest. Minority interest increased $1 million for fiscal 2008 as compared to fiscal 2007 principally as a result of improved earnings for our joint ventures.

Net Loss. For fiscal 2008, the Company had a net loss of $10 million, an increase of $2 million, or 26%, compared with a net loss of $8.0 million for fiscal 2007 as a result of the factors described above.

Liquidity and Capital Resources

During fiscal 2009, we funded our operating, investing and financing requirements through cash flow generated from operating activities.

Net cash flow provided by operating activities in fiscal 2009, 2008 and 2007 was $61 million, $51 million and $29 million, respectively. The $10 million increase in cash provided by operating activities in fiscal 2009 compared to fiscal 2008 was primarily driven by cash flow generated from growth in our AMI business, a substantial portion of which was deferred for revenue recognition purposes under SOP 97-2 (see “—Critical Accounting Policies” below and Note 1 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report). Decreased net trade working capital also contributed to the increase in net cash flow provided by operating activities in fiscal 2009.

Cash expenditures for restructuring for fiscal 2009, 2008 and 2007 were $7 million, $6 million and $7 million, respectively, and were reflected within cash used in operations. As of March 31, 2009, we had $9 million of restructuring accruals reflected on our consolidated balance sheet within current liabilities and other long-term liabilities. Cash restructuring expenses of approximately $16 million are expected to be incurred in fiscal 2010 as existing restructuring programs are implemented.

Cash used for investing activities were $42 million, $29 million and $67 million for fiscal 2009, 2008 and 2007, respectively. For fiscal 2009, 2008 and 2007, expenditures for property, plant and equipment (“PP&E”) were $28 million, $23 million and $17 million, respectively, of which 41%, 22% and 40%, respectively, reflected investment in the AMI business. PP&E expenditure requirements were comprised of equipment, molds and tooling for replacement; and expenditures for cost reduction, maintenance, safety and expansion that extend useful lives. We incurred software development costs of $9 million, $5 million and $1 million for fiscal 2009, 2008 and 2007, respectively, related to the AMI business. For fiscal 2010, we expect to make expenditures for PP&E and software development costs of approximately $40 million reflecting our continuing emphasis on a growth-oriented investment program. Business acquisition expenditures in fiscal 2009 were $5 million, $4 million of which were contingent payments related to the performance of the acquired AMDS business and $1 million of which relate to the acquisition of certain assets of Global Metering Systems, LLC on January 22, 2009. Business acquisition expenditures in fiscal 2008 of $1 million reflected the contingent payments related to the performance of the acquired AMDS business. Business acquisition expenditures in fiscal 2007 were $51 million, and consisted of $50 million paid in relation to the acquisition of AMDS and $1 million related to the acquisition of our 60% interest in Rongtai and the acquisition of the assets of DuPenn Inc. Proceeds from sale of assets were $2 million in fiscal 2007.

Net cash (used in) provided by financing activities was $(16) million, $(22) million and $20 million for fiscal 2009, 2008 and 2007, respectively. Net cash used in financing activities for fiscal 2009 consisted of $14 million of principal prepayments on the Company’s term loan facilities as the Company continued to reduce its outstanding indebtedness, $1 million in repayments of the Company’s loan to its Rongtai joint venture partner and $1.0 million in decreased short-term borrowings by Rongtai. In fiscal 2009, the Company settled the outstanding balance on its European term loan in its entirety. During fiscal 2009, the Company reduced its indebtedness by $16 million. Net cash used in financing activities for fiscal 2008 consisted of $23 million in principal prepayments on the Company’s term loan facilities, partially offset by $1 million in increased short-term borrowings by Rongtai. Net cash provided by financing activities for fiscal 2007 consisted of $30 million in cash equity contributions from Bermuda 1 related to the AMDS acquisition, partially offset by $10 million in principal payments on the Company’s term loan facilities.

We maintain senior credit facilities that provide for senior secured financing totaling $229 million, consisting of one U.S. term loan facility in the amount of $159 million and two revolving credit facilities in an aggregate amount of $70 million, under which $40 million is available in the form of U.S. dollar-denominated loans and $30 million is available in the form of U.S. dollar-denominated loans or in the form of euro- or U.K.

sterling-denominated loans. See below for discussion regarding the Company’s total indebtedness at March 31, 2009. The revolving credit facilities mature on December 17, 2009. The term loan facility matures on December 17, 2010. Borrowing costs for the term loan facility and revolving credit facilities are based on variable rates tied to adjusted LIBOR plus a 2% margin or the Alternate Base Rate plus 1%, exclusive in each case of a 0.5% facility fee. Up to $30 million of the revolving credit facilities is available in the form of letters of credit, and amounts repaid under the revolving credit facilities may be re-borrowed (subject to satisfaction of the applicable borrowing conditions) at any time prior to the maturity of the revolving credit facilities.

We also have $275 million of senior subordinated notes outstanding, which mature on December 15, 2013 and bear interest at the rate of 8 5/8% per annum. Interest on the senior subordinated notes is payable semi-annually in June and December of each year. The senior subordinated notes are our unsecured senior subordinated obligations and rank equally in right of payment to all of our senior subordinated debt, subordinated in right of payment to all of our senior debt, including our indebtedness under our senior credit facilities, and senior in right of payment to all of our subordinated debt. The senior subordinated notes are guaranteed on a senior subordinated, unsecured basis by certain of our subsidiaries.

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

As of March 31, 2009, we had $439 million of total indebtedness outstanding, consisting of $275 million of senior subordinated notes, $159 million under the U.S. term loan facility and $5 million in short-term borrowings related to Rongtai. Interest expense, net, excluding amortization of deferred financing costs, was $37 million for fiscal 2009. The next scheduled principal payment on the term loan facility of approximately $39 million is due on March 31, 2010. There were no borrowings outstanding under the revolving credit facility at March 31, 2009; however, $14 million of the facility was utilized in connection with outstanding letters of credit. We were in compliance with all credit facility covenants at March 31, 2009.

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

In conjunction with the AMDS acquisition, the Company is legally obligated to satisfy any additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $22 million for fiscal 2009 and $24 million cumulatively, net of $5 million paid in accordance with the purchase agreement ($1 million in fiscal 2008 and $4 million in fiscal 2009). In our accompanying consolidated balance sheet as of March 31, 2009, $13 million is classified as accruals and other current liabilities and $11 million is classified as other long-term liabilities. We believe that expected cash flows from operations will provide sufficient funds to fulfill this obligation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table is a summary of contractual cash obligations (excluding interest) as of March 31, 2009. The interest component of the Company’s term loan facility and senior subordinated notes is discussed in Note 8 of the “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Term loan facility	$38.5	$120.5	$—	$—	$159.0
Revolving loan facilities (1)	—	—	—	—	—
Operating leases	4.5	7.1	4.2	2.2	18.0
Senior subordinated notes	—	—	275.0	—	275.0

Total contractual cash obligations	$43.0	$127.6	$279.2	$2.2	$452.0

(1)	The revolving loan facilities provide for $70.0 million of borrowing capacity. The revolving credit facilities mature in December 2009. As of March 31, 2009, $13.7 million of letters of credit were issued and are included in the $70.0 million of borrowing capacity under the revolving credit facilities.

Taxes

We are subject to taxation in multiple jurisdictions throughout the world. Our effective tax rate and tax liability are affected by a number of factors, such as the amount of taxable income in particular jurisdictions, the tax rates in such jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds between jurisdictions and repatriate income, and changes in law. Generally, the tax liability for each legal entity is determined either on a) a non-consolidated and non-combined basis or b) a consolidated and combined basis only with other eligible entities subject to tax in the same jurisdiction, in either case without regard to the taxable losses of non-consolidated and non-combined affiliated entities. As a result, we may pay income taxes to some jurisdictions even though on an overall basis a net loss for the period is incurred.

Inflation

Inflation can affect the costs of goods and services that we use. The majority of the countries that are of significance to us, from either a manufacturing or sales viewpoint, have in recent years enjoyed relatively low inflation. The competitive environment in which we operate inevitably creates pressure on us to provide our customers with cost-effective products and services. We believe that our cost reduction programs are critical to maintaining our competitive position.

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

We believe that the following accounting policies are the most critical to our reported financial statements and require the most difficult, subjective or complex judgments in the preparation of these statements.

Revenue Recognition. The Company recognizes revenue in accordance with the following U.S. generally accepted accounting principles (“GAAP”):

•	SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”)

•	AICPA Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”)

Under SAB 104, revenues are recognized when a) persuasive evidence of an arrangement exists, b) delivery has occurred or services have been rendered, c) the sales price is fixed or determinable and d) collectability is reasonably assured. The Company has certain sales rebate programs with some customers that periodically require rebate payments. The Company estimates amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns and allowances. These estimates are based upon the Company’s historical experience. The Company records an allowance for sales returns based on the historical relationship between shipments and returns. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

In connection with its AMDS acquisition, the Company began to deploy its new advanced, fixed network AMI technology under long-term contracts, generally up to 20 years. These contracts contain multiple elements, including hardware, software, project management and installation services as well as ongoing customer support. Such arrangements are subject to the four revenue recognition criteria identified above, as well as to the guidance in SOP 97-2. Among other things, this guidance requires the allocation of the aggregate contract value to each of the respective elements based on vendor-specific objective evidence (“VSOE”) of fair value and establishes the timing of revenue recognition for each of those elements. VSOE of fair value is the price at which an element of a multiple-element contract is sold on a stand-alone basis, and it is on this basis that the aggregate contract value is allocated to each of the elements in the contract.

If the Company is unable to establish sufficient VSOE of fair value for the undelivered elements of its long-term contracts, such as those with certain AMI electric and gas utility customers, the total consideration received in the arrangement for products delivered and services provided is recognized ratably over the life of the contract, generally 10 to 20 years. The Company has not established VSOE of fair value on these contracts since there is not sufficient history of stand-alone customer support sales. As a result, we are currently required to defer recognition of a substantial portion of our sales primarily from AMI electric and gas utility customers with which we have long-term contracts for the deployment of AMI technology systems.

This accounting for revenue recognition has no effect on cash flow as billings to customers under these long-term AMI electric and gas contracts occur when the network infrastructure and related endpoints are deployed and the associated costs are incurred, generally over the first several years of the contract term.

Retirement benefits. Pension obligations are actuarially determined and are affected by several assumptions, including discount rate, long-term rate of return on plan assets and assumed annual rate of compensation increase for plan employees. Changes in rates and differences from actual results for each assumption affect the amount of pension expense recognized in current and future periods.

Restructuring. Over the last five fiscal years we have implemented a focused cost reduction program that resulted in restructuring costs being incurred. Additional restructuring programs have been approved and implemented to support new programs and circumstances. The related restructuring reserves reflect estimates, including those pertaining to employee severance costs and contractual lease obligations. Management reassesses the reserve requirements to complete each individual program on a quarterly basis. Actual restructuring costs may be different from the estimates used to establish the restructuring reserves.

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

Intangible assets. Intangible assets historically have consisted of goodwill, trademarks and patents. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired. Patents and trademarks are stated at fair value on the date of acquisition. Goodwill and indefinite-lived intangible assets (trademarks and tradenames) are required to be tested at least annually for impairment using fair value measurement techniques prescribed by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

We assess the fair value of our reporting units for goodwill impairment based upon an income and market valuation methodology . If the carrying amount of the reporting unit exceeds the estimated fair value, goodwill impairment may be present. We measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2009. Due to demand contractions in the automotive market, the Company determined that the goodwill in its precision die casting business unit was impaired and thus recorded a charge of $14.4 million (see Note 1 and Note 3 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report).

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

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”). FSP FAS 141R-1 provides guidance for the recognition, measurement, accounting and disclosure of assets and liabilities arising from certain contingencies in a business combination. FSP FAS 141R-1 is effective for the Company beginning in fiscal 2010. The Company expects FSP FAS 141R-1 to have an impact on the accounting for any future business acquisitions occurring subsequent to the effective date.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. It also amends APB 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for the Company beginning in fiscal 2010. The Company is currently assessing the impact FSP FAS 107-1 and APB 28-1 will have on its consolidated financial statement disclosures.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. It additionally provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for the Company beginning in fiscal 2010. The Company is currently assessing the impact FSP FAS 157-4 will have on its consolidated financial statement disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. We are exposed to various market risk factors such as changes in foreign currency rates and fluctuating interest rates.

Currency translation. The results of operations of our non-U.S. subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of non-U.S. subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of March 31, 2009, assets of non-U.S. subsidiaries constituted approximately 31% of total assets. Foreign currency exchange rate exposure is most significant with respect to our European and South American operations. For the fiscal year ended March 31, 2009, net sales were negatively impacted by the devaluation of foreign currencies, primarily the euro, versus the U.S. dollar by $3.1 million, and for fiscal 2008 and 2007 net sales were positively impacted by the valuation of foreign currencies, primarily the euro, versus the U.S. dollar by $22.1 million and $11.6 million, respectively.

Currency transaction exposure. Currency transaction exposure arises when a business has transactions denominated in foreign currencies. We have entered into forward contracts that are denominated in foreign currencies, principally euros and Slovakian korunas, to offset the remeasurement impact of currency rate changes on intercompany receivables and payables. These contracts are used to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into derivative instrument transactions for trading or speculative purposes. The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. Holding all other variables constant, a change in the contracted forward rates of 1% on our forward contracts denominated in the present foreign currencies would result in a marginal gain or loss. We believe that any such gain or loss would offset the impact of currency losses and gains related to certain receivables and payables. We expect to continue to utilize forward contracts to manage foreign currency exchange risk in the future as appropriate.

Interest rate risk. Under the terms of the Company’s senior credit facility, we pay a variable rate of interest based on adjusted LIBOR or the Alternate Base Rate and are subject to interest rate risk as a result of changes in these rates. The Company’s total indebtedness as of March 31, 2009 was $438.9 million, of which $163.9 million bears interest at variable rates. As of March 31, 2009, substantially all of our variable-rate borrowings were under the term loan facility and were at the adjusted LIBOR plus a 2% margin. Of those borrowings, $120.0 million, or 73%, was hedged through interest rate swaps. At March 31, 2009, the weighted-average interest rate on our term loan facility borrowings including the effect of the interest rate swaps was approximately 5.6% (consisting of approximately 3.6% LIBOR plus 2%). Holding all other variables constant, an increase in the interest rate of 1% on our variable-rate debt, after giving effect to the interest rate swaps, would increase our annual interest costs by approximately $0.4 million.

To hedge exposure to variable interest rates, the Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at specified fixed rates. The following table describes the terms of the Company’s interest rate swap agreements as in effect on March 31, 2009:

Trade Dates	Effective Dates	Maturity Dates	Notional Amounts (in millions)	Pay Fixed Rates	Receive Three-Month LIBOR as of March 31, 2009
December 9, 2005	January 20, 2006	September 30, 2010	$50.0	4.927%	1.1425%
March 24, 2006	August 22, 2006	June 30, 2010	50.0	5.121%	1.25063%
November 21, 2007	November 27, 2007	November 27, 2009	20.0	4.034%	1.25625%

Total			$120.0

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

On October 20, 2008, the Company discontinued its hedging relationship on the pay fixed 4.927% receive variable interest rate swap. At that time, accumulated other comprehensive loss associated with this swap was $2.0 million before tax. This amount is being amortized to earnings on a straight-line basis through September 30, 2010. As of March 31, 2009, the fair value of the swap declined by an additional $0.8 million. For fiscal 2009, a loss of $0.8 million was recorded for changes in fair value of the discontinued hedge subsequent to October 20, 2008.

For fiscal 2009, other comprehensive gain of $1.0 million (net of tax of $0.7 million) related solely to changes in fair value, and other comprehensive gain of $0.3 million (net of tax of $0.2 million) resulted from amortization associated with the discontinued hedge. Other comprehensive loss of $3.6 million (net of tax of $2.5 million) and $0.6 million (net of tax of $0.5 million) for fiscal 2008 and 2007, respectively, related solely to changes in fair value of the swaps.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Sensus Metering Systems (Bermuda 2) Ltd.

We have audited the accompanying consolidated balance sheets of Sensus Metering Systems (Bermuda 2) Ltd. as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensus Metering Systems (Bermuda 2) Ltd. at March 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

Raleigh, North Carolina

May 14, 2009

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	March 31, 2009	March 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37.9	$37.6
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.2 and $1.5 at March 31, 2009 and 2008, respectively	112.8	107.1
Other	2.9	1.0
Inventories, net	66.4	72.3
Prepayments and other current assets	11.8	12.8
Deferred income taxes	6.5	5.0
Deferred costs	10.6	3.1

Total current assets	248.9	238.9
Property, plant and equipment, net	131.5	138.4
Intangible assets, net	187.3	199.2
Goodwill	394.5	377.6
Deferred income taxes	39.5	17.4
Deferred costs	88.7	23.3
Other long-term assets	21.9	24.5

Total assets	$1,112.3	$1,019.3

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$87.1	$81.3
Accruals and other current liabilities	80.7	67.8
Current portion of long-term debt	38.5	0.1
Short-term borrowings	4.9	5.8
Income taxes payable	2.9	—
Restructuring accruals	7.3	5.2
Deferred revenue	19.0	5.4

Total current liabilities	240.4	165.6
Long-term debt, less current portion	395.5	448.6
Pensions	44.4	52.5
Deferred income taxes	76.4	71.9
Deferred revenue	149.8	32.4
Other long-term liabilities	27.6	21.3
Minority interest	11.9	10.2

Total liabilities	946.0	802.5
Commitments and Contingencies (Note 18)
STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	245.4	243.2
Accumulated deficit	(79.3)	(29.3)
Accumulated other comprehensive income	0.2	2.9

Total stockholder’s equity	166.3	216.8

Total liabilities and stockholder’s equity	$1,112.3	$1,019.3

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year Ended March 31, 2009	Year Ended March 31, 2008	Year Ended March 31, 2007
NET SALES	$670.7	$694.2	$632.9
COST OF SALES	523.4	510.3	453.8

GROSS PROFIT	147.3	183.9	179.1
OPERATING EXPENSES:
Selling, general and administrative expenses	134.0	121.5	110.4
Restructuring costs	9.9	7.0	8.5
Amortization of intangible assets	13.5	19.7	23.6
Impairment of goodwill	14.4	—	—
Other operating expense, net	2.7	2.3	2.7

OPERATING (LOSS) INCOME	(27.2)	33.4	33.9
NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(39.9)	(41.8)	(42.4)
Other (expense) income, net	(0.3)	(2.4)	1.9

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(67.4)	(10.8)	(6.6)
(BENEFIT) PROVISION FOR INCOME TAXES	(19.9)	(2.6)	1.0

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(47.5)	(8.2)	(7.6)
MINORITY INTEREST	(2.4)	(1.9)	(0.5)

LOSS FROM CONTINUING OPERATIONS	(49.9)	(10.1)	(8.1)
GAIN FROM DISCONTINUED OPERATIONS	—	—	0.1

NET LOSS	$(49.9)	$(10.1)	$(8.0)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in millions)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at March 31, 2006	$—	$200.0	$(10.1)	$(3.5)	$186.4
Equity contribution from parent related to AMDS acquisition	—	30.4	—	—	30.4
Equity adjustment from parent related to AMDS acquisition	—	12.8	—	—	12.8
Other comprehensive (loss) income:
Net loss	—	—	(8.0)	—	(8.0)
Foreign currency translation adjustment	—	—	—	1.7	1.7
Additional minimum pension liability adjustment, net of tax of $0.2 million	—	—	—	3.8	3.8
Unrealized loss on interest rate swaps, net of tax of $0.5 million	—	—	—	(0.6)	(0.6)

Total comprehensive loss					(3.1)

Balance at March 31, 2007	—	243.2	(18.1)	1.4	226.5
Adoption of FIN 48 adjustment	—	—	(1.1)	—	(1.1)
Other comprehensive (loss) income:
Net loss	—	—	(10.1)	—	(10.1)
Foreign currency translation adjustment	—	—	—	4.8	4.8
Defined benefit pension plan adjustment, net of tax of $0.1 million	—	—	—	(2.9)	(2.9)
Unrealized loss on interest rate swaps, net of tax of $2.5 million	—	—	—	(3.6)	(3.6)

Total comprehensive loss					(11.8)
Adoption of FAS 158	—	—	—	3.2	3.2

Total comprehensive loss					(8.6)

Balance at March 31, 2008	—	243.2	(29.3)	2.9	216.8
Equity adjustment from parent related to AMDS acquisition	—	2.2	—	—	2.2
Adoption of FAS 158	—	—	(0.1)	—	(0.1)
Other comprehensive (loss) income:
Net loss	—	—	(49.9)	—	(49.9)
Foreign currency translation adjustment	—	—	—	(5.3)	(5.3)
Defined benefit pension plan adjustment, net of tax of $0.4 million	—	—	—	1.3	1.3
Unrealized gain on interest rate swaps, net of tax of $0.9 million	—	—	—	1.3	1.3

Total comprehensive loss					(52.6)

Balance at March 31, 2009	$—	$245.4	$(79.3)	$0.2	$166.3

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended March 31, 2009	Year Ended March 31, 2008	Year Ended March 31, 2007
OPERATING ACTIVITIES:
Net loss	$(49.9)	$(10.1)	$(8.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	26.4	27.1	24.5
Amortization of intangible assets	13.5	19.7	23.6
Amortization of software development costs	6.7	0.9	—
Amortization of deferred financing costs	3.1	2.8	2.5
Deferred income taxes	(27.1)	(5.9)	(4.2)
Net gain on sale of assets	(0.1)	—	(1.6)
Non-cash restructuring charges	0.2	0.2	1.3
Net loss (gain) on foreign currency transactions	1.0	1.3	(1.7)
Minority interest	2.4	1.9	0.5
Impairment of goodwill	14.4	—	—
Changes in assets and liabilities used in operations, net of effects of acquisitions and divestitures:
Accounts receivable	(13.0)	(2.4)	(3.7)
Inventories	2.0	(5.3)	(5.4)
Other current assets	(1.0)	1.7	(0.6)
Accounts payable, accruals and other current liabilities	19.8	14.3	(0.2)
Income taxes payable	3.0	—	(0.8)
Deferred revenue less deferred costs primarily from long-term AMI electric and gas contracts	62.4	5.1	—
Other	(3.1)	—	2.8

Net cash provided by operating activities	60.7	51.3	29.0

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(26.7)	(22.8)	(17.3)
Purchases of intangible assets	(1.2)	(0.3)	(0.4)
Software development costs	(8.8)	(4.7)	(0.6)
AMDS acquisition and subsequent contingent payments	(4.6)	(0.9)	(49.7)
Global Meter acquisition	(1.3)	—	—
Rongtai acquisition	—	—	(0.6)
DuPenn acquisition	—	—	(0.5)
Proceeds from sale of assets	0.2	—	1.8

Net cash used in investing activities	(42.4)	(28.7)	(67.3)

FINANCING ACTIVITIES:
(Decrease) increase in short-term borrowings	(1.0)	1.3	(0.1)
Principal payments on debt	(14.7)	(23.0)	(10.0)
Debt issuance costs	—	—	(0.6)
Equity contributions from Bermuda 1 for AMDS acquisition	—	—	30.4

Net cash (used in) provided by financing activities	(15.7)	(21.7)	19.7
Effect of exchange rate changes on cash	(2.3)	1.8	0.9

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.3	2.7	(17.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$37.6	$34.9	$52.6

CASH AND CASH EQUIVALENTS AT END OF YEAR	$37.9	$37.6	$34.9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:
Interest, net	$36.2	$38.9	$40.6

Income taxes, net of refunds	$3.6	$4.0	$6.2

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company was formed on December 18, 2003 through the acquisition of the metering systems and certain other businesses of Invensys. Prior to the acquisition, the Company had no active business operations. The metering systems businesses operated by Invensys prior to the acquisition are referred to herein as “Invensys Metering Systems.” The acquisition was financed through a combination of borrowings under a $230.0 million term loan facility that is part of the Company’s senior credit facilities, the issuance of $275.0 million of 8 5/8% senior subordinated notes due in 2013 (the “Notes”) and equity contributions from Bermuda 1.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Subsidiaries for which the Company has the ability to exercise control are consolidated. All intercompany transactions and accounts have been eliminated.

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

Accounts Receivable

Credit is extended by the Company based upon an evaluation of the customer’s financial position, and collateral generally is not required. The Company provides an allowance for doubtful accounts equal to estimated collection losses that will be incurred in the collection of receivables. Estimated losses are based on historical collection experience, as well as a review by management of the current status of all receivables. For certain customers in high risk countries, the Company may require the customer to obtain a letter of credit. However, in general the Company does not require collateral for the majority of its customers.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Software Development Costs

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as research and development costs until technological feasibility is established, at which point the costs of producing software products, including coding and testing, are capitalized. Capitalization ceases when the products are available for sale to customers, and amortization begins when the products are ready for general release. Software development costs are amortized using the straight-line method over the estimated economic life of the software. At March 31, 2009 and 2008, gross software development costs were $14.1 million and $5.3 million, respectively, and in fiscal 2009 and 2008, $6.7 million and $0.9 million of related amortization expense was recorded, respectively.

Each quarter, a net realizability test is performed on a product-by-product basis to ensure that the asset value has not been impaired. The unamortized capitalized costs did not exceed the net realizable value as of March 31, 2009, and as such, there was no impairment.

Goodwill and Identifiable Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements, developed technology and customer and distributor relationships. Goodwill at March 31, 2009 represents the excess of the purchase price paid by the Company for Invensys Metering Systems, NexusData, Inc. and Advanced Metering Data Systems, L.L.C. (“AMDS”) over the fair value of the net assets acquired (see Note 2). The purchase price allocation for these acquisitions resulted in $394.5 million of goodwill being recorded. The goodwill is attributed to the value placed on the Company being an industry leader with market-leading positions in the North American and European water metering markets, the North American clamps and couplings and the expected synergies resulting primarily from the AMDS acquisition. Patents, trademarks, developed technology, customer and distributor relationships and non-competition agreements are stated at fair value on the date of acquisition as determined by an independent valuation firm. Trademarks are assumed to have indefinite lives and are not amortized. Patents and customer and distributor relationships are being amortized using the straight-line method

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over 3 to 15 years, and 5 to 25 years, respectively. The developed technology from the AMDS acquisition is being amortized ratably over 12 years. The non-competition agreements are or have been amortized ratably over 4 years, the contractual period of the agreement.

The Company performs annual goodwill and other indefinite lived identifiable intangibles impairment tests based upon an income and market valuation methodology. The performance of the test involves a two-step process. First, if the carrying amount of the reporting unit exceeds the estimated fair value, goodwill impairment may exist, and the second step is then performed. The second step measures the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2009. Due to demand contractions in the automotive market, the Company determined that the goodwill in its precision die casting business unit, included in its All Other segment, was impaired and thus recorded a charge of $14.4 million.

In addition, the Company performed impairment testing of its tradenames as of March 31, 2009, using the same business models as used in its impairment testing for goodwill. To arrive at the fair value for the tradenames, the Company utilized the relief from royalty method for each reporting unit on the basis that a tradename has a fair value equal to the present value of the royalty income attributable to it. The fair values of the tradenames were compared to their carrying values. If the carrying values of the tradenames exceed their fair value an impairment loss would be recognized in an amount equal to that excess. In all instances, the fair values of the future revenues associated with the tradenames exceeded the carrying value, and therefore no impairment was evident.

Impairment of Long-Lived Assets

Long-lived assets held for use are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset, or group of assets, may not be recoverable. If impairment indicators are present these assets are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques.

Deferred Financing Costs

Other long-term assets at March 31, 2009 and 2008 include deferred financing costs of $11.7 million and $14.8 million, net of accumulated amortization of $13.3 million and $10.2 million, respectively. The costs paid to the lender to obtain, re-finance and amend long-term financing are being amortized using the effective interest method over the term of the related debt. Deferred financing costs and the related amortization expense are adjusted when any prepayments of principal are made to or interest rates change on the outstanding debt. Amortization of deferred financing costs is included in interest payments and was $3.1 million, $2.8 million and $2.5 million for the years ended March 31, 2009, 2008 and 2007, respectively.

Restructuring

In accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company’s liability for a cost associated with an exit or disposal activity is recognized and

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measured initially at its fair value in the period in which the liability is incurred, except for certain employee termination benefits that qualify under FASB Statement No. 112 (“FAS 112”), Employers’ Accounting for Postemployment Benefits. Severance and related charges are accrued at the date the restructuring was approved by the Company’s Board of Directors based on an estimate of amounts that will be paid to affected employees in accordance with FAS 112.

Warranty

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using enacted statutory tax rates applicable to future years when the temporary differences are expected to reverse. The Company records a valuation allowance when it determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has a tax holiday in Algeria and China that provides an income tax benefit of $1.2 million, which will expire in calendar year 2010.

Foreign Currency

Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses are translated at average exchange rates effective during the respective period. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholder’s equity. Foreign currency transaction losses, net are included in other non-operating expense and were $0.4 million, $2.3 million and $0.2 million for the years ended March 31, 2009, 2008 and 2007, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with the following GAAP:

•	SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”)

•	AICPA Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”)

Under SAB 104, revenues are recognized when a) persuasive evidence of an arrangement exists, b) delivery has occurred or services have been rendered, c) the sales price is fixed or determinable and d) collectability is reasonably assured. The Company has certain sales rebate programs with some customers that periodically require rebate payments. The Company estimates amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns and allowances. These estimates are based upon the Company’s historical experience. The Company records an allowance for sales returns based on the historical relationship between shipments and returns. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with its AMDS acquisition, the Company began to deploy its new advanced, fixed network AMI technology under long-term contracts, generally up to 20 years. These contracts contain multiple elements, including hardware, software, project management and installation services as well as ongoing customer support. Such arrangements are subject to the four revenue recognition criteria identified above, as well as to the guidance in SOP 97-2. Among other things, this guidance requires the allocation of the aggregate contract value to each of the respective elements based on vendor-specific objective evidence (“VSOE”) of fair value and establishes the timing of revenue recognition for each of those elements. VSOE of fair value is the price at which an element of a multiple-element contract is sold on a stand-alone basis, and it is on this basis that the aggregate contract value is allocated to each of the elements in the contract.

If the Company is unable to establish sufficient VSOE of fair value for the undelivered elements of its long-term contracts, such as those with certain AMI electric and gas utility customers, the total consideration received in the arrangement for products delivered and services provided is recognized ratably over the life of the contract, generally 10 to 20 years. The Company has not established VSOE of fair value on these contracts since there is not sufficient history of stand-alone customer support sales. As a result, the Company is currently required to defer recognition of a substantial portion of its revenue primarily from AMI electric and gas utility customers with which it has long-term contracts for the deployment of AMI technology systems.

This accounting for revenue recognition has no effect on cash flow as billings to customers under these long-term AMI electric and gas contracts occur when the network infrastructure and related endpoints are deployed and the associated costs are incurred, generally over the first several years of the contract term.

Deferred Revenue and Deferred Costs

Deferred revenue and associated incremental direct costs result primarily from long-term AMI electric and gas contracts whereby the Company has deployed metering infrastructure, shipped product or performed services, including billing customers for the products and services, but for which all revenue recognition criteria for accounting purposes have not yet been met (see Revenue Recognition above). Deferred revenue and deferred costs are shown separately within total liabilities and total assets, respectively, in the accompanying consolidated balance sheets and are classified as current or long-term based on the period such amounts will be realized. The following represents a reconciliation of the deferred revenue and deferred costs, net of amortization, for the periods presented (in millions):

	March 31, 2009	March 31, 2008
Current deferred revenue related to:
Primarily long-term AMI electric and gas contracts	$18.6	$2.2
Other	0.4	3.2

Total	$19.0	$5.4

Long-term deferred revenue related to:
Primarily long-term AMI electric and gas contracts	$148.2	$29.2
Other	1.6	3.2

Total	$149.8	$32.4

Current deferred costs primarily related to long-term AMI electric and gas contracts	$10.6	$3.1

Long-term deferred costs related to:
Primarily long-term AMI electric and gas contracts	$88.7	$23.2
Other	—	0.1

Total	$88.7	$23.3

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred and were $3.7 million, $3.4 million and $2.9 million for the years ended March 31, 2009, 2008 and 2007, respectively.

Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses as incurred and were $31.0 million, $26.6 million and $24.8 million for the years ended March 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

Bermuda 1 maintains a Restricted Share Plan (the “Plan”) that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer, repurchase rights and other limitations as set forth in the related management subscription and shareholders’ agreement. As of March 31, 2009, there were 2,000,000 restricted shares of Bermuda 1 authorized and 999,000 shares issued and outstanding. The outstanding restricted shares were purchased for $0.01 of cash consideration. No awards were granted in fiscal 2009 or fiscal 2008.

On April 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, which requires that the compensation cost related to share-based payment transactions be recognized in the financial statements based on estimated fair values. The Company performed a fair value analysis of its restricted shares as of the grant date and determined that no compensation expense was required to be recorded. For each reporting period, the Company will perform an evaluation of its contingent repurchase rights on an individual employee-by-employee basis. If the Company’s contingent repurchase features become probable, the Company will assess whether liability classification is appropriate.

Prior to April 1, 2006, the Company accounted for share-based payments to employees under the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation expense related to the Plan was recognized for the years ended March 31, 2009, 2008 and 2007.

On July 19, 2007, the Company’s board of directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”), as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option Agreement. The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 1,000,000 shares of Bermuda 1 Class B common stock are available for issuance upon exercise of options granted pursuant to the Option Plan. The options awarded under the Option Plan have a contractual term of 10 years, and are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant, and vesting may accelerate upon the occurrence of certain stated liquidity events. As of March 31, 2009, no stock options were vested.

Concentration of Credit and Workforce

Approximately 8%, 11% and 12% of total net sales for the years ended March 31, 2009, 2008 and 2007, respectively, was with HD Supply Waterworks, Ltd. and its affiliates. Approximately 13% and 3% of total accounts receivable at March 31, 2009 and 2008, respectively, was with Southern Company and its affiliates. The

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

difference related our largest customers pertaining to total net sales and total accounts receivable is a direct result of the application of SOP 97-2 (see this Note 1). This accounting for revenue recognition has no effect on cash flow as billings to customers under these long-term AMI electric and gas contracts occur when the network infrastructure and related endpoints are deployed and the associated costs are incurred, generally over the first several years of the contract term.

Approximately 39% and 57% of the Company’s labor force in the United States and Europe, respectively, is covered by collective bargaining agreements. Sensus Precision Die Casting, Inc., our subsidiary through which we operate our precision die casting product line, has a three-year agreement with the United Automobile Workers that expires on October 11, 2009. As of March 31, 2009, this agreement covers 6% of the Company’s labor force.

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of sales and amounts billed to customers as revenues in the consolidated statements of operations. Shipping and handling costs were $14.3 million, $12.6 million and $10.7 million for the years ended March 31, 2009, 2008 and 2007, respectively.

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

FAS 157 as amended was effective for the Company as of April 1, 2008 for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities measured on a recurring basis. FAS 157 defines fair value, establishes a framework for measuring fair value, including consideration of non-performance risk, and expands disclosures about fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price).

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

FAS 157 affects only the Company’s derivative instruments as disclosed in Note 6 Financial Instruments.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

The carrying amounts of cash, trade receivables and trade payables approximated fair values as of March 31, 2009 and 2008. The estimated fair value of the Company’s term loans and revolving credit facility borrowings was $143.9 million and $173.2 million at March 31, 2009 and 2008 respectively. The estimated fair value of the Company’s 8.625% senior subordinated notes was approximately $228.3 million and $258.5 million at March 31, 2009 and 2008, respectively, compared to its face value of $275.0 million. The fair value of these notes was determined based upon recent market transactions and dealer indicative pricing.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”). FSP FAS 141R-1 provides guidance for the recognition, measurement, accounting and disclosure of assets and liabilities arising from certain contingencies in a business combination. FSP FAS 141R-1 is effective for the Company beginning in fiscal 2010. The Company expects FSP FAS 141R-1 to have an impact on the accounting for any future business acquisitions occurring subsequent to the effective date.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. It also amends APB 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for the Company beginning in fiscal 2010. The Company is currently assessing the impact FSP FAS 107-1 and APB 28-1 will have on its consolidated financial statement disclosures.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. It additionally provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for the Company beginning in fiscal 2010. The Company is currently assessing the impact FSP FAS 157-4 will have on its consolidated financial statement disclosures.

2.	ACQUISITIONS

The Company’s acquisition of Invensys Metering Systems was completed pursuant to the terms of a stock purchase agreement dated as of October 21, 2003 between Invensys and certain of its affiliates and Sensus Metering Systems Inc. (“SMS Inc.”). SMS Inc. is a wholly owned subsidiary of Bermuda 2.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price for Invensys Metering Systems of $650.3 million was financed through a combination of borrowings under a $230.0 million term loan facility that is part of the Company’s senior credit facilities, the issuance of $275.0 million of the Notes and equity contributions from Bermuda 1.

During fiscal 2007, the Company adjusted the purchase price allocation associated with the acquisition of Invensys Metering Systems by increasing goodwill $1.7 million primarily to reflect revised net operating loss carryforwards in accordance with FASB Emerging Issues Task Force (“EITF”) Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination.

The final allocation of the purchase price resulted in the recognition of $330.9 million of goodwill primarily related to the anticipated future earnings and cash flows of the businesses acquired. The Company allocated $260.1 million to intangible assets, of which $27.3 million were indefinite-lived assets related to tradenames and trademarks and $232.8 million related to finite-lived assets, including patents, distributor and other customer relationships and a non-compete agreement that are being or have been amortized using the straight-line method over 3 to 15 years for patents, 5 to 25 years for distributor and customer relationships, and 4 years for the non-compete agreements.

This above transaction was accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”).

The following describes the Company’s other acquisitions:

Global Metering Systems. On January 22, 2009, the Company acquired certain assets of Global Metering Systems, LLC (“Global Metering”), a manufacturer of gas regulators for the residential utility market. This purchase enabled the Company to expand its product offerings, by adding residential service regulators, and installed customer base. The preliminary purchase price for the net assets of Global Metering was $1.3 million as of March 31, 2009. The assets acquired consisted of inventory of $0.4 million, property, plant and equipment of $0.6 million and customer list of $0.3 million. The acquisition of Global Metering was accounted for in accordance with FAS 141.

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

This purchase provides the Company with core capability to deliver comprehensive AMI technology with robust two-way offerings to the electricity market and powerful one-way solutions for the water and gas markets, which complements the Company’s existing AMR technologies. Prior to the acquisition, the Company had marketed AMDS’ technology to the electric utility and combined utility markets in North America under an exclusive licensing agreement. The Company has finalized the purchase price allocation attributable to the AMDS acquisition, subject to the payment of any additional future consideration to AMDS discussed below. As of March 31, 2009, $69.0 million of goodwill, of which $55.5 million is expected to be deductible for tax purposes, was allocated to this acquisition.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of 2009, the second performance threshold was achieved related to the second 50% of the vested preference shares. Accordingly, the remaining 7,500 vested preference shares were released from restrictions, and AMDS opted to have the 7,500 unrestricted shares redeemed for $7.5 million in cash. As required by the AMDS purchase agreement, the $7.5 million was funded by Bermuda 1 during the third quarter of fiscal 2009, and thus the Company’s cash position was not impacted.

The Company is also required to make additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $21.5 million for fiscal 2009 and $24.3 million cumulatively, net of $5.5 million paid in accordance with the purchase agreement ($0.9 million in fiscal 2008 and $4.6 million in fiscal 2009). In the accompanying consolidated balance sheet as of March 31, 2009, $13.6 million is classified as accruals and other current liabilities and $10.7 million is classified as other long-term liabilities. The offset to these gross accrued amounts reflects additional purchase price and is classified as goodwill.

In addition, on the date of acquisition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15 million if the specified performance thresholds are achieved over the relevant period. As of March 31, 2009, none of these preference shares has become vested. Bermuda 1 is legally obligated to satisfy any future redemption requirements of the unvested preference shares. As a result, the Company will not be obligated to provide cash for any future redemption requirements related to the AMDS acquisition.

In accordance with FASB EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the cumulative accrued amounts to be paid in cash, any additional future cash consideration and the fair value of the unvested preference shares represent additional purchase price and will increase the amount of recorded goodwill when the contingencies are resolved. The AMDS acquisition was accounted for in accordance with FAS 141, and the operating results have been included in the Company’s consolidated financial statements from the date of acquisition.

3.	INTANGIBLE ASSETS

Intangible assets are summarized as follows (in millions):

	March 31, 2009		March 31, 2008
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$394.5	$—	$377.6	$—
Tradenames (indefinite lived)	27.1	—	27.3	—

	421.6	—	404.9	—
Intangible assets subject to amortization:
Distributor and marketing relationships	193.8	(58.5)	192.3	(47.9)
Developed technology	26.0	(5.8)	26.0	(3.8)
Non-competition agreements	30.5	(30.3)	30.5	(30.3)
Patents	15.8	(11.5)	16.5	(11.4)
Tradenames (definite lived)	0.2	—	—	—

	266.3	(106.1)	265.3	(93.4)

Total intangible assets	$687.9	$(106.1)	$670.2	$(93.4)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following presents the estimated amortization expense (in millions) for intangible assets for each of the next five fiscal years:

Years Ended March 31,
2010	$11.4
2011	11.2
2012	10.5
2013	10.3
2014	10.3

The following summarizes the weighted-average amortization periods in years for intangible assets subject to amortization as of March 31, 2009:

Distributor and marketing relationships	21.3
Developed technology	12.0
Non-competition agreements	4.0
Patents	6.9
Tradenames (definite lived)	2.0
All intangible assets	17.5

The following represents a reconciliation of the changes in goodwill (in millions) for the periods presented:

Goodwill at March 31, 2007	$370.2
AMDS acquisition-related adjustments	7.3
Foreign currency translation adjustment	0.1

Goodwill at March 31, 2008	$377.6
AMDS acquisition-related adjustments	31.4
PDC impairment	(14.4)
Foreign currency translation adjustment	(0.1)

Goodwill at March 31, 2009	$394.5

The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2009. Due to demand contractions in the automotive market, the Company determined that the goodwill in its precision die casting business unit was impaired and thus recorded a charge of $14.4 million. This impairment charge is reflected as a separate line item within operating expense in the consolidated statement of operations and in the consolidated statement of cash flows.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in millions):

	March 31, 2009	March 31, 2008
Land, buildings and improvements	$51.1	$54.9
Machinery and equipment	179.8	173.2
Construction in progress	8.7	6.1

Total property, plant and equipment	239.6	234.2
Less accumulated depreciation	(108.1)	(95.8)

Property, plant and equipment, net	$131.5	$138.4

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2009	March 31, 2008
Raw materials, parts and supplies	$36.8	$36.6
Work in process	11.3	13.5
Finished goods	20.0	24.5
Allowance for shrink and obsolescence	(1.7)	(2.3)

Inventories, net	$66.4	$72.3

6.	FINANCIAL INSTRUMENTS

The Company utilizes derivative instruments, specifically forward contracts and interest rate swap agreements, to manage its exposure to market risks such as foreign currency exchange and interest rate risks. The Company records derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value.

As of March 31, 2009, the Company had one foreign currency forward contracts outstanding, with an expiration date of April 16, 2009, to sell approximately $2.7 million, by buying 2.0 million EUR. Such contracts are arranged to manage the exposure to foreign currency risks related primarily to certain intercompany receivable and payable balances denominated in those currencies and substantially offset exchange losses and gains on underlying exposures. Gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other non-operating income (expense) in the Company’s consolidated statements of operations. The Company does not utilize hedge accounting treatment for its forward contracts. The Company recorded net losses of $0.7 million, $1.2 million and $1.9 million for fiscal 2009, 2008 and 2007, respectively, on the foreign currency forward contracts, which included $0.5 million in fiscal 2009 and $1.6 million of realized losses upon settlement of certain contracts in each of fiscal 2008 and 2009.

The Company utilizes interest rate swap agreements to mitigate its exposure to fluctuations in interest rates on variable-rate debt. The Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at specified fixed rates.

The following table describes the terms of the Company’s interest rate swap agreements as in effect on March 31, 2009:

Trade Dates	Effective Dates	Maturity Dates	Notional Amounts (in millions)	Pay Fixed Rates	Receive Three-Month LIBOR as of March 31, 2009
December 9, 2005	January 20, 2006	September 30, 2010	$50.0	4.927%	1.1425%
March 24, 2006	August 22, 2006	June 30, 2010	50.0	5.121%	1.25063%
November 21, 2007	November 27, 2007	November 27, 2009	20.0	4.034%	1.25625%

Total			$120.0

These interest rate swaps have been designated as cash flow hedges, and changes in the Company’s cash flows attributable to the risk being hedged are expected to be offset by the hedging derivatives. To the extent the

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

swaps provide an effective hedge for accounting purposes, changes in the fair value of the interest rate swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness related to the interest rate swaps will be recorded through earnings in interest expense.

On October 20, 2008, the Company discontinued its hedging relationship on the pay fixed 4.927% receive variable interest rate swap. At that time, accumulated other comprehensive loss associated with this swap was $2.0 million before tax. This amount is being amortized to earnings on a straight-line basis through September 30, 2010. Amortization of $0.6 million (net of tax of $0.4 million) is anticipated in fiscal 2010. As of March 31, 2009, the fair value of the swap declined by an additional $0.8 million. For fiscal 2009, a loss of $0.8 million was recorded for changes in fair value of the discontinued hedge subsequent to October 20, 2008.

For fiscal 2009, other comprehensive gain of $1.0 million (net of tax of $0.7 million) related solely to changes in fair value, and other comprehensive gain of $0.3 million (net of tax of $0.2 million) resulted from amortization associated with the discontinued hedge. Other comprehensive loss of $3.6 million (net of tax of $2.5 million) and $.06 million (net of tax of $0.5 million) for fiscal 2008 and 2007, respectively, related solely to changes in fair value of the swaps.

Our derivative instruments are valued using modeling techniques that incorporate level 2 observable inputs as defined by FAS 157. Key inputs include interest rate yield curves, foreign exchange rates, spot prices and volatility. The following table presents the fair value measurements of our derivatives and their associated fair value hierarchy level as of March 31, 2009 (in millions):

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$5.6	$—	$5.6	$—

As of March 31, 2009, interest rate swaps are classified within other long-term liabilities on the Company’s consolidated balance sheet.

7.	RESTRUCTURING COSTS

For the year ended March 31, 2009, the Company incurred restructuring costs of $9.9 million, primarily related to the rationalization of its water and heat meter product lines across Europe, the Middle East/Africa and South America and an early retirement program in Germany. On September 18, 2008, Sensus Metering Systems GmbH, Ludwigshafen, a subsidiary of the Company, reached an understanding with its German works council on the general terms of a restructuring of the Ludwigshafen operations. The restructuring is part of a plan adopted by the Company to improve the competitiveness of its German operations. The restructuring is expected to include the closure of certain production lines at the facility and a reduction of approximately 170 employees. As a result of this reduction of employees, the Company expects to record total charges of approximately $20 million of severance and related payroll costs. The Company currently expects that these restructuring measures will be concluded by December 31, 2010. During the current fiscal year, under this plan the Company accrued

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$5.6 million for the reduction of approximately 57 employees. Costs of $2.9 million were incurred primarily for existing German restructuring programs (as described below) and $1.4 million for other restructuring programs throughout the fiscal year.

For the year ended March 31, 2008, the Company incurred restructuring costs of $7.0 million, primarily related to the Company’s efforts to create a Global Water Metering organization headquartered in Europe and to continue its activities to rationalize its water meter product lines across Europe, the Middle East/Africa and South America. These costs are attributable to the Company’s focus on improving returns in its core water metering businesses by rationalizing manufacturing capacity and related administrative overheads. These restructuring activities affected both direct and indirect headcount and resulted in a net reduction of 30 employees across Europe and South America. Specific initiatives included the discontinuation of selected product lines in Germany and North Africa, outsourcing of certain product lines, the reorganization of the Western Europe sales organization, rationalization of administrative support for the new Global Water organization and the elimination of certain dormant legal entities in the U.K. A significant portion of the costs recognized in fiscal 2008 relate to an early retirement program in Germany, which continued through fiscal 2009.

For the year ended March 31, 2007, the Company incurred restructuring costs of $8.5 million. After the acquisition of AMDS, the Company re-evaluated its management structure and product line to best incorporate the acquired value of AMDS. Consequently, the Company embarked upon a major reorganization of the metering business structure to better align with its utility customers. Additionally, the Company has de-emphasized some of its AMR product lines in favor of the new AMI technology. This initiative resulted in severance and other related costs of $1.0 million (reduction of 21 employees) and a non-cash inventory write-down of $1.0 million. Further alignment of the acquired Rongtai assets resulted in an additional impairment of $0.3 million of non-cash restructuring costs. The remaining $6.2 million of restructuring costs incurred during fiscal 2007 resulted from the Company’s activities to rationalize its water meter product lines across Europe, the Middle East and Africa. These costs are attributable to the Company’s focus on improving returns in core businesses by rationalizing manufacturing capacity and related administrative overheads. These activities affected both direct and indirect headcount and resulted in a net reduction of 36 employees, in the Company’s German water meter production facilities.

The following reflects activity associated with costs related to the Company’s restructuring initiatives (in millions):

	Year Ended March 31, 2009	Year Ended March 31, 2008	Year Ended March 31, 2007
Employee severance and exit costs:
Accrued	$8.2	$5.1	$6.3
Expensed as incurred	1.5	1.5	0.9
Impairment of long-lived assets	0.2	—	0.3
Inventory write-down	—	0.3	1.0
Legal costs expensed as incurred	—	0.1	—

Total	$9.9	$7.0	$8.5

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in restructuring accruals are summarized as follows (in millions):

	Year Ended March 31, 2009	Year Ended March 31, 2008
Balance at beginning of year	$7.6	$6.5
Cash payments	(5.9)	(4.5)
Write-off of accrued inventory charges	—	(0.3)
Accrual of new committed/announced programs	8.2	5.1
Foreign currency translation adjustment	(0.8)	0.8

Balance at end of year	$9.1	$7.6

Current portion	$7.3	$5.2
Non-current portion	1.8	2.4

Total	$9.1	$7.6

Restructuring accruals are reflected within current liabilities and other long-term liabilities in the accompanying consolidated balance sheets. As of March 31, 2009, restricted cash of $3.4 million, comprising $1.1 million classified as other long-term assets and $2.3 million classified as prepayments and other current assets in the accompanying consolidated balance sheet, was earmarked to fund the Company’s early retirement contracts for certain of its German employees.

8.	DEBT

On December 17, 2003, the Company entered into a term loan credit agreement (the “Credit Agreement”) with Credit Suisse (formerly known as Credit Suisse First Boston) under which the Company has outstanding Term B-1 loans at March 31, 2009 of $159.0 million. Interest on borrowings under the Credit Agreement accrues at adjusted LIBOR or the Alternate Base Rate, as defined in the Credit Agreement, plus an applicable margin. The margin on rates linked to LIBOR is 2% and the margin on rates linked to the Alternate Base Rate is 1%. The weighted-average interest rate for these loans including the effect of the interest rate swaps was approximately 5.6% and 6.9% at March 31, 2009 and 2008. The term loans require quarterly payments of principal and interest, and the facility matures on December 17, 2010.

The Company has a $70.0 million revolving credit facility in connection with the term loan facility with an interest rate of adjusted LIBOR plus 2%, or the Alternate Base Rate plus 1% (exclusive in each case of a 0.5% facility fee) at March 31, 2009. At March 31, 2009 the Company had no revolving loans outstanding under the revolving credit facility; however, $13.7 million of the facility was utilized in connection with outstanding letters of credit at March 31, 2009. Letter of credit fees are based on 2.125% of the outstanding letters of credit balance and totaled $0.2 million in fiscal 2009. This facility expires on December 17, 2009.

The Credit Agreement, as amended, contains certain terms, covenants, conditions and financial ratio requirements that impose substantial limitations on the Company. The Company was in compliance with all covenants at March 31, 2009. The Credit Agreement is guaranteed by the Company’s wholly owned U.S. domestic subsidiaries and is secured by substantially all of their real and personal property. The Company is required under the Credit Agreement to make mandatory prepayments of its loan facilities, subject to certain exceptions, out of, among other things a) net cash proceeds received from the sales of certain assets; b) the issuance of indebtedness for money borrowed; and c) a percentage of the Company’s excess cash flow, as defined.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2009, SMS Inc. had $275.0 million of 8.625% senior subordinated notes outstanding, which mature on December 15, 2013. Interest is payable semi-annually on June 15 and December 15. The Notes are unsecured obligations of Sensus Metering Systems Inc. and are guaranteed on a senior subordinated basis by the Company and, subject to certain limited exceptions, the Company’s U.S. subsidiaries.

The Company’s total indebtedness outstanding consists of the following (in millions):

	March 31, 2009	March 31, 2008
Current portion of U.S. term loan facility	$38.5	$0.1
Short-term borrowings—Rongtai	4.9	5.8

Total current portion of long-term debt and short-term borrowings	43.4	5.9
Long-term loan from Rongtai joint venture partner	—	0.5
U.S. term loan facility	120.5	162.0
European term loan facility	—	11.1
Senior subordinated notes	275.0	275.0

Total long-term debt	395.5	448.6

Total debt	$438.9	$454.5

The following represents the scheduled maturities of long-term debt for the fiscal years ended March 31 (in millions):

2010	$38.5
2011	120.5
2012	—
2013	—
2014	275.0
Thereafter	—

Total long-term debt	$434.0

9.	WARRANTY OBLIGATIONS

Changes in product warranty reserves are summarized as follows (in millions):

	Year Ended March 31, 2009	Year Ended March 31, 2008
Balance at beginning of year	$10.7	$8.8
Warranty provision	12.5	9.2
Settlements made	(11.0)	(7.7)
Foreign currency translation adjustment	(0.5)	0.4

Balance at end of year	$11.7	$10.7

Current portion	$8.7	$7.7
Non-current portion	3.0	3.0

Total	$11.7	$10.7

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	ACCRUALS AND OTHER CURRENT LIABILITIES

Accruals and other current liabilities are summarized as follows (in millions):

	March 31,
	2009	2008
Accrued employee related and payroll costs	$28.6	$28.0
Interest payable	7.9	8.4
Customer support accruals	9.6	7.8
Accrued other taxes payable	5.0	5.9
Warranty obligations	8.7	7.7
Accrued AMDS contingent payments (Note 2)	13.6	4.6
Other	7.3	5.4

Accruals and other current liabilities	$80.7	$67.8

11.	RETIREMENT BENEFITS

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

German Pension Plan

The following table reflects the benefit obligation and net liability information for participants in the German pension plan (in millions):

	Year Ended March 31, 2009	Year Ended March 31, 2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$54.3	$48.1
Service cost	0.7	0.8
Interest cost	2.8	2.4
Amendments	0.3	0.2
Actuarial gain	(2.2)	(3.8)
Benefits paid	(2.6)	(2.3)
Foreign currency translation adjustment	(8.8)	8.9

Benefit obligation at end of year	$44.5	$54.3
Liability on balance sheet consists of:
Current pension liability	$2.5	$2.8
Long-term pension liability	42.0	51.5

Liability on balance sheet	$44.5	$54.3

Amounts recognized in accumulated other comprehensive loss:
Actuarial gain	$2.9	$(0.3)
Unrecognized prior service cost	(2.9)	2.9

Net amount recognized	$—	$2.6

Weighted-average assumptions used to determine benefit obligations as of measurement date:
Discount rate	6.25%	5.50%
Rate of compensation increase	2.25%	2.00%

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of net periodic benefit cost for the German pension plan (in millions):

	Year Ended March 31, 2009	Year Ended March 31, 2008	Year Ended March 31, 2007
Service cost	$0.7	$0.8	$0.9
Interest cost	2.8	2.4	2.0
Amortization of prior service cost	0.4	0.3	0.2
Recognized net actuarial loss	—	—	0.2

Net periodic benefit cost	$3.9	$3.5	$3.3

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.50%	4.75%	4.25%
Compensation increase rate	2.00%	1.50%	1.50%

The Company expects to pay benefits under its German pension benefit plan of $2.5 million in fiscal 2010, $2.6 million in fiscal 2011, $2.7 million in fiscal 2012 and 2013, and $15.0 million collectively for the five years thereafter.

U.S. Pension Plan

The following table provides a reconciliation of projected benefit obligation, plan assets and funded status for the U.S. pension plan (in millions):

	Year Ended March 31, 2009	Year Ended March 31, 2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4.5	$3.3
Service cost	1.3	1.1
Interest cost	0.3	0.2
Actuarial gain	(0.8)	(0.1)
Benefits paid	(0.1)	(0.1)
Plan amendments	0.2	0.1

Benefit obligation at end of year	$5.4	$4.5

Change in plan assets and funded status:
Fair value of plan assets at beginning of year	$3.5	$2.5
Actual return on plan assets	(1.3)	0.1
Employer contributions	0.9	1.0
Benefits paid	(0.1)	(0.1)

Fair value of plan assets at end of year	3.0	3.5

Underfunded status at end of year	$2.4	$1.0

Long-term pension liability on balance sheet	$2.4	$1.0

Amounts recognized in accumulated other comprehensive loss:
Actuarial loss	$1.4	$0.5
Unrecognized prior service cost	0.3	0.1

Total amount recognized	$1.7	$0.6

Weighted-average assumptions used to determine benefit obligations as of measurement date:
Discount rate	7.25%	6.00%

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of net periodic pension cost for the U.S. pension plan (in millions):

	Year Ended March 31, 2009	Year Ended March 31, 2008	Year Ended March 31, 2007
Service cost	$1.3	$1.1	$1.1
Interest cost	0.3	0.2	0.1
Expected return on plan assets	(0.3)	(0.2)	(0.1)

Net periodic benefit cost	$1.3	$1.1	$1.1

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	5.75%	5.75%
Expected rate of return on plan assets	7.75%	7.75%	7.75%

The investment strategy is to build an efficient, well-diversified portfolio based on a long-term strategic outlook of the investment markets. The investment markets outlook utilizes both historical-based and forward-looking return forecasts to establish future return expectations for various asset classes. These return expectations are used to develop a core asset allocation based on the specific needs of the plan. The core asset allocation utilizes multiple investment managers to maximize the plan’s return while minimizing risk.

The following table provides the Company’s weighted-average target asset allocation:

2009
Equity securities	49%
Debt securities	44%
Real estate	7%

Total	100%

The Company’s U.S. pension plan assets by category at March 31 are as follows:

	Year Ended March 31, 2009	Year Ended March 31, 2008
Equity securities	46%	51%
Debt securities	48%	42%
Real estate	6%	7%

Total	100%	100%

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

The Company expects to continue to make contributions sufficient to fund benefits paid under its U.S. pension plan. Such contributions are anticipated to approximate $1.0 million during fiscal 2010. The Company expects to pay benefits under the plan of $0.1 million in fiscal 2010, $0.2 million in fiscal 2011 and 2012, $0.3 million in fiscal 2013 and 2014, and $3.0 million collectively for the five years thereafter.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adoption of FAS 158

In September 2006, the FASB issued FAS 158, which requires the Company to fully recognize and disclose as an asset or liability the overfunded or underfunded status of its defined benefit plans in the financial statements as of the end of fiscal year 2008. The adoption of FAS 158 for the German pension plan resulted in decreases of $2.9 million of intangible assets and $5.8 million of additional minimum pension liability (including $0.6 million of foreign currency impact), and the $2.9 million offset was recorded as accumulated other comprehensive income. The deferred tax asset relating to the accumulated other comprehensive loss at March 31, 2008 was $0.8 million, for which a valuation allowance was fully provided since it is more likely than not that all of the deferred tax asset will not be realized

The adoption of FAS 158 for the U.S. pension plan resulted in a reduction of additional minimum pension liability of $0.3 million and a corresponding increase in accumulated other comprehensive income in fiscal 2008.

The following table illustrates the incremental effect of applying FAS 158 on individual line items in the accompanying consolidated balance sheet for both the German and U.S. pension plans (in millions) in fiscal 2008:

	Before Application of FAS 158	Adjustments related to German pension plan	Adjustments related to U.S. pension plan	After Application of FAS 158
Intangible assets	$202.1	$(2.9)	$—	$199.2
Total assets	1,022.2	(2.9)	—	1,019.3
Net liability for pension benefits	58.6	(5.8)	(0.3)	52.5
Total liabilities	808.1	(5.8)	(0.3)	802.0
Accumulated other comprehensive income	0.2	2.9	0.3	3.4
Total stockholder’s equity	213.6	2.9	0.3	216.8

The Company adopted FAS 158 with regards to the measurement date as of April 1, 2008 for its U.S. pension plan. This adoption requires the Company to change its measurement date for the U.S. pension plan to March 31 from January 1. As a result of this adoption, the Company recognized a cumulative-effect adjustment to retained earnings of $0.1 million (net of tax of $0.1 million) required by FAS 158, which increased the accumulated deficit at April 1, 2008. The Company’s German pension plan already had a measurement date of March 31 and thus no adjustment was necessary.

Defined-Contribution Savings Plans

The Company sponsors certain defined-contribution savings plans for eligible employees. The Company contributed $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employees’ pensionable earnings. Further, in fiscal 2009, 2008 and 2007, the Company contributed 4.2% of all eligible employees’ pensionable earnings to their 401(k) account for each respective calendar year. Pensionable earnings consist of base salary, including overtime and performance-based incentive compensation. Total expense related to these plans was $4.3 million, $3.7 million and $3.4 million for the years ended March 31, 2009, 2008 and 2007, respectively.

12.	OPERATING LEASES

The Company leases certain offices, warehouses, manufacturing facilities, automobiles, and equipment. Generally, these leases carry renewal provisions. Rent expense for operating leases was $3.9 million, $3.0 million, and $2.9 million for the years ended March 31, 2009, 2008 and 2007, respectively.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments, by year and in the aggregate, under operating leases consist of the following at March 31, 2009 (in millions):

Year Ending March 31,
2010	$4.5
2011	4.1
2012	3.0
2013	2.2
2014	2.0
Thereafter	2.2

Total	$18.0

13.	INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	Year Ended March 31, 2009	Year Ended March 31, 2008
Gross unrecognized tax benefits at beginning of year	$2.8	$2.2
Increases to tax positions of current year	0.4	0.6
Increases to tax positions of prior years	0.1	—
Decreases due to lapse of applicable statute of limitations	(0.3)	—
Decreases related to settlements with taxing authorities	(0.2)	—

Gross unrecognized tax benefits at end of year	$2.8	$2.8

The Company had $3.1 million of net unrecognized tax benefits as of March 31, 2009, including interest and penalties, $2.6 million of which is reflected in other long-term liabilities on the accompanying consolidated balance sheet. The total amount of net unrecognized tax benefits that, if recognized in a future period, would affect the effective tax rate was $3.1 million as of March 31, 2009.

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2009 and March 31, 2008, the Company accrued $0.7 million in other long-term liabilities for interest and penalties.

As of March 31, 2009, the Company is subject to U.S. federal, state, and local income tax examination for fiscal years ending March 31, 2006 through 2009. The Company is also subject to non-U.S. income tax examinations for the same period, as well as March 31, 2005. Presently, the Company is under audit in one U.S. state. During the current fiscal year, the Internal Revenue Service (“IRS”) closed an audit of the March 31, 2005 U.S. Consolidated Federal Income Tax Return. No adjustments to income tax were proposed by the IRS. Due to the expiration of foreign, federal and state statutes of limitations, it is reasonably possible that the Company’s net unrecognized tax benefits may change within the next 12 months by up to $0.5 million.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the income tax (benefit) provision are as follows (in millions):

	Year Ended March 31, 2009	Year Ended March 31, 2008	Year Ended March 31, 2007
Current:
United States	$3.7	$0.2	$2.9
Non-U.S.	2.3	2.6	1.4
State and local	1.2	0.5	0.9

Total current	7.2	3.3	5.2

Deferred:
United States	(23.2)	(5.7)	(5.3)
Non-U.S.	(0.1)	0.3	2.6
State and local	(3.8)	(0.5)	(1.5)

Total deferred	(27.1)	(5.9)	(4.2)

Income tax (benefit) provision	$(19.9)	$(2.6)	$1.0

The (benefit) provision for income taxes was calculated based upon the following components of (loss) income before income taxes (in millions):

	Year Ended March 31, 2009	Year Ended March 31, 2008	Year Ended March 31, 2007
United States	$(68.6)	$(17.2)	$(5.9)
Non-U.S.	1.2	6.4	(0.7)

Loss before income taxes	$(67.4)	$(10.8)	$(6.6)

The relationship of non-U.S. income tax expense to non-U.S. income before income taxes is attributable to operating losses being incurred on which income tax carryforward benefits have been fully reserved as of March 31, 2009 and 2008. The losses in these taxing jurisdictions exceeded income in other non-U.S. jurisdictions in the years ended March 31, 2009, 2008 and 2007.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2009	March 31, 2008
Deferred tax assets:
Net operating loss carryforwards:
Non-U.S.	$77.1	$72.9
Federal and state	1.2	4.8
Warranty reserves	3.5	3.0
Other reserves	0.2	0.3
Deferred revenue, net of deferred costs	26.5	2.7
Tax credits	4.2	3.6
Other	7.0	6.2

Subtotal	119.7	93.5

Valuation allowance	(73.7)	(71.1)

Total deferred tax assets	$46.0	$22.4

Deferred tax liabilities:
Intangible assets	$61.7	$57.8
Property, plant and equipment	11.5	12.2
Software development costs	2.5	1.8
Other	0.7	0.1

Total deferred tax liabilities	76.4	71.9

Net deferred tax liabilities	$30.4	$49.5

These deferred tax assets and liabilities are classified in the consolidated balance sheet based on the balance sheet classification of the related assets and liabilities.

A valuation allowance is established for any portion of a deferred tax asset that management believes may not be realized. A valuation allowance was recorded at March 31, 2009, 2008 and 2007 for deferred tax assets related to foreign net operating loss carryforwards, and at March 31, 2009 and March 31, 2005 for state net operating loss carryforwards for which utilization is uncertain. Valuation allowances related to purchase accounting adjustments, which offset goodwill, totaled $53.3 million at the date of the acquisition of Invensys Metering Systems and has not changed since that date. Any changes to such valuation allowances will be recorded as an adjustment to goodwill.

At March 31, 2009, the Company had state tax net operating loss carryforwards of $40.2 million, which will begin to expire after the year ending March 31, 2009. At March 31, 2009, the Company had non-United States tax loss carryforwards of $213.8 million, which will begin expiring after December 31, 2010.

The Company had alternative minimum tax credit carryforwards of $2.8 million at March 31, 2009, which are available for use indefinitely. Also, the Company had research and development tax credit carryforwards of $1.9 million at March 31, 2009 that will begin to expire after the year ending March 31, 2027.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the Company’s U.S. federal statutory rate to its effective tax rate:

	Year Ended March 31, 2009	Year Ended March 31, 2008	Year Ended March 31, 2007
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local income tax expense, net of federal benefit	4.4	1.0	13.6
Statutory tax rate difference between the U.S. and foreign locations	3.5	11.3	(10.0)
Foreign net operating losses for which the benefit was not provided	(6.3)	(18.2)	(57.8)
Goodwill impairment (Note 3)	(7.5)	—	—
Repatriation of non-U.S. earnings	(0.5)	(6.4)	—
U.S tax credits	1.4	5.0	—
Other	(0.5)	(3.6)	4.0

Effective income tax rate	29.5%	24.1%	(15.2)%

14.	STOCK-BASED COMPENSATION

Bermuda 1 maintains a Restricted Share Plan (the “Plan”) that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer, repurchase rights and other limitations as set forth in the related management subscription and shareholders’ agreement. As of March 31, 2009, there were 2,000,000 restricted shares of Bermuda 1 authorized and 999,000 shares issued and outstanding. The outstanding restricted shares were purchased for $0.01 of cash consideration. No awards were granted in fiscal 2009 or fiscal 2008.

On April 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, which requires that the compensation cost related to share-based payment transactions be recognized in the financial statements based on estimated fair values. The Company performed a fair value analysis of its restricted shares as of the grant date and determined that no compensation expense was required to be recorded. For each reporting period, the Company will perform an evaluation of its contingent repurchase rights on an individual employee-by-employee basis. If the Company’s contingent repurchase features become probable, the Company will assess whether liability classification is appropriate.

Prior to April 1, 2006, the Company accounted for share-based payments to employees under the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation expense related to the Plan was recognized for the years ended March 31, 2009, 2008 and 2007.

On July 19, 2007, the Company’s board of directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”), as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option Agreement. The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 1,000,000 shares of Bermuda 1 Class B common stock are available for issuance upon exercise of options granted pursuant to the Option Plan. The options awarded under the Option Plan have a contractual term of 10 years, and are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant, and vesting may accelerate upon the occurrence of certain stated liquidity events. As of March 31, 2009, no stock options were vested.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Because the Company is non-public, and does not have a history of issuing stock options, the expected volatility and expected term variables used in the Black-Scholes model were based upon analysis of similar public companies. Expected volatility was based upon historical volatility of similar public companies’ stock prices. Since expected volatility is a measure of both historical and implied volatility, as a point of reference, we then compared this calculated amount to similar public companies’ disclosed expected volatilities for reasonableness. Expected term was developed giving consideration to vesting terms, contractual life and review of disclosure of similar public companies. Given that we are non-public, without a history of granting stock options, we believe this approach provides a reasonable estimate of expected volatility and expected term. The risk-free interest rate was based upon the U.S. Treasury note stripped principal rate corresponding to our estimate of expected term. Expected dividends were $0, as the Company does not anticipate offering dividends on the shares underlying the options.

The following table summarizes each of these variables for fiscal 2009 and 2008:

	2009	2008
Expected volatility	37.7% - 45.5%	37.6% - 38.0%
Expected term (in years)	5	5
Risk-free rate	1.6% - 3.5%	2.6% - 3.5%
Expected dividends	—	—

A summary of option activity during fiscal 2009 and 2008 is presented in the table below:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term in years
Outstanding at March 31, 2007	—	—	—
Granted	360	$5.50	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at March 31, 2008	360	$5.50	9.40

Granted	660	$5.92	—
Exercised	—	—	—
Forfeited	(78)	5.55

Outstanding at March 31, 2009	942	$5.79	9.21

The compensation committee of the Company’s board of directors (the “Compensation Committee”) selects the exercise price. For grants in fiscal 2009, exercise prices were $6.00 and $5.50. For grants in fiscal 2008, the exercise price was $5.50. Stock compensation expense recognized in fiscal 2009 and 2008 was immaterial. Unrecognized stock compensation expense as of March 31, 2009 is $0.3 million, which is expected to be recognized over a weighted-average period of approximately 4.2 years.

Bermuda 1 common shares awarded under the Restricted Share Plan and the Option Plan are generally subject to restrictions on transfer, repurchase rights and other limitations as set forth in the related management subscription and shareholders’ agreement. The options to acquire common shares awarded under the Option Plan have exercise prices that are determined by the Compensation Committee at the time of grant.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	GUARANTOR SUBSIDIARIES

The following tables present the condensed consolidating audited balance sheets at March 31, 2009 and 2008 and condensed consolidating audited statements of operations and cash flows for the years ended March 31, 2009, 2008 and 2007 for a) Bermuda 2 (referred to as Parent), b) SMS Inc., the issuer of the Notes (referred to as Issuer), c) on a combined basis, the subsidiaries of Bermuda 2 that are guaranteeing the Notes (referred to as Guarantor Subsidiaries) and d) on a combined basis, the subsidiaries of Bermuda 2 that are not guaranteeing the Notes (referred to as Non-Guarantor Subsidiaries). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because SMS Inc. and the Guarantor Subsidiaries are 100% owned by Bermuda 2, the guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$14.1	$—	$23.8	$—	$37.9
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	59.5	10.2	43.1	—	112.8
From affiliates	(1.0)	34.6	1.9	(35.5)	—	—
Other	—	—	1.3	1.6	—	2.9
Inventories, net	—	27.2	12.5	26.7	—	66.4
Prepayments and other current assets	—	3.3	0.4	8.1	—	11.8
Deferred income taxes	—	4.6	1.9	—	—	6.5
Deferred costs	—	10.6	—	—	—	10.6

Total current assets	(1.0)	153.9	28.2	67.8	—	248.9

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	43.8	25.2	62.5	—	131.5
Intangible assets, net	—	144.7	8.0	34.6	—	187.3
Goodwill	—	326.5	40.6	27.4	—	394.5
Investment in subsidiaries	629.2	184.0	—	—	(813.2)	—
Deferred income taxes	—	2.2	37.3	—	—	39.5
Deferred costs	—	88.7	—	—	—	88.7
Other long-term assets	0.4	19.4	(0.1)	2.2	—	21.9

Total assets	$628.6	$1,396.4	$139.2	$223.6	$(1,275.5)	$1,112.3

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$52.9	$6.1	$28.1	$—	$87.1
Accruals and other current liabilities	—	48.7	3.5	28.5	—	80.7
Current portion of long-term debt	—	38.5	—	—	—	38.5
Short-term borrowings	—	—	—	4.9	—	4.9
Income taxes payable	—	9.3	(7.1)	0.7	—	2.9
Restructuring accruals	—	—	—	7.3	—	7.3
Deferred revenue	—	18.8	—	0.2	—	19.0

Total current liabilities	—	168.2	2.5	69.7	—	240.4

Notes payable to affiliates	462.3	41.3	(43.9)	2.6	(462.3)	—
Long-term debt, less current portion	—	395.5	—	—	—	395.5
Pensions	—	1.2	1.2	42.0	—	44.4
Deferred income taxes	—	59.9	(6.3)	22.8	—	76.4
Deferred revenue	—	149.8	—	—	—	149.8
Other long-term liabilities	—	19.6	4.7	3.3	—	27.6
Minority interest	—	—	—	11.9	—	11.9

Total liabilities	462.3	835.5	(41.8)	152.3	(462.3)	946.0

Stockholders’ equity	166.3	560.9	181.0	71.3	(813.2)	166.3

Total liabilities and stockholders’ equity	$628.6	$1,396.4	$139.2	$223.6	$(1,275.5)	$1,112.3

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$306.4	$109.1	$280.3	$(25.1)	$670.7
Cost of sales	—	251.5	92.2	204.8	(25.1)	523.4

Gross profit	—	54.9	16.9	75.5	—	147.3

Selling, general and administrative expenses	—	79.1	(4.4)	59.3	—	134.0
Restructuring costs	—	0.1	0.2	9.6	—	9.9
Amortization of intangible assets	—	9.4	2.4	1.7	—	13.5
Impairment of goodwill	—	—	14.4	—	—	14.4
Other operating expense (income), net	—	3.1	—	(0.4)	—	2.7

Operating (loss) income	—	(36.8)	4.3	5.3	—	(27.2)

Non-operating (expense) income:
Interest (expense) income, net	(0.1)	(36.9)	0.5	(3.4)	—	(39.9)
Equity in (loss) earnings of subsidiaries	(49.8)	28.9	—	—	20.9	—
Other expense (income), net	—	0.4	—	(0.7)	—	(0.3)

(Loss) income before income taxes	(49.9)	(44.4)	4.8	1.2	20.9	(67.4)

Provision (benefit) for income taxes	—	3.2	(25.3)	2.2	—	(19.9)

(Loss) income before minority interest	(49.9)	(47.6)	30.1	(1.0)	20.9	(47.5)

Minority interest	—	—	—	(2.4)	—	(2.4)

Net (loss) income	$(49.9)	$(47.6)	$30.1	$(3.4)	$20.9	$(49.9)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$327.0	$116.7	$286.8	$(36.3)	$694.2
Cost of sales	—	239.5	98.6	208.5	(36.3)	510.3

Gross profit	—	87.5	18.1	78.3	—	183.9

Selling, general and administrative expenses	—	64.1	(0.5)	57.9	—	121.5
Restructuring costs	—	0.2	0.2	6.6	—	7.0
Amortization of intangible assets	—	14.7	3.2	1.8	—	19.7
Other operating expense (income), net	—	2.6	—	(0.3)	—	2.3

Operating income	—	5.9	15.2	12.3	—	33.4

Non-operating (expense) income:
Interest (expense) income, net	(0.1)	(38.0)	0.2	(3.9)	—	(41.8)
Equity in (loss) earnings of subsidiaries	(10.0)	23.8	—	—	(13.8)	—
Other expense, net	—	(0.3)	(0.1)	(2.0)	—	(2.4)

(Loss) income before income taxes	(10.1)	(8.6)	15.3	6.4	(13.8)	(10.8)

Provision (benefit) for income taxes	—	2.7	(8.1)	2.8	—	(2.6)

(Loss) income before minority interest	(10.1)	(11.3)	23.4	3.6	(13.8)	(8.2)

Minority interest	—	—	—	(1.9)	—	(1.9)

Net (loss) income	$(10.1)	$(11.3)	$23.4	$1.7	$(13.8)	$(10.1)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$301.1	$122.8	$239.9	$(30.9)	$632.9
Cost of sales	—	210.3	97.3	177.1	(30.9)	453.8

Gross profit	—	90.8	25.5	62.8	—	179.1

Selling, general and administrative expenses	—	59.4	(0.2)	51.2	—	110.4
Restructuring costs	—	1.8	0.3	6.4	—	8.5
Amortization of intangible assets	—	17.0	3.2	3.4	—	23.6
Other operating expense, net	—	2.6	0.1	—	—	2.7

Operating income	—	10.0	22.1	1.8	—	33.9

Non-operating (expense) income:
Interest expense, net	(0.1)	(37.0)	(0.9)	(4.4)	—	(42.4)
Equity in (loss) earnings of subsidiaries	(7.9)	28.0	—	—	(20.1)	—
Other (expense) income, net	—	(0.4)	—	2.3	—	1.9

(Loss) income from continuing operations before income taxes and minority interest	(8.0)	0.6	21.2	(0.3)	(20.1)	(6.6)

Provision (benefit) for income taxes	—	5.0	(7.9)	3.9	—	1.0

(Loss) income from continuing operations before minority interest	(8.0)	(4.4)	29.1	(4.2)	(20.1)	(7.6)

Minority interest	—	—	—	(0.5)	—	(0.5)

(Loss) gain from continuing operations	(8.0)	(4.4)	29.1	(4.7)	(20.1)	(8.1)

Gain from discontinued operations, net of tax	—	0.1	—	—	—	0.1

Net (loss) income	$(8.0)	$(4.3)	$29.1	$(4.7)	$(20.1)	$(8.0)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Year Ended March 31, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(49.9)	$(47.6)	$30.1	$(3.4)	$20.9	$(49.9)
Non-cash adjustments	—	28.5	(4.3)	16.3	—	40.5
Undistributed equity in loss (earnings) of subsidiaries	49.8	(28.9)	—	—	(20.9)	—
Changes in operating assets and liabilities	0.1	84.8	(23.5)	8.7	—	70.1

Net cash provided by operating activities	—	36.8	2.3	21.6	—	60.7

Investing activities
Expenditures for property, plant and equipment, intangibles and software development costs	—	(24.0)	(3.1)	(9.6)	—	(36.7)
Acquisitions	—	(5.9)	—	—	—	(5.9)
Proceeds from sale of assets	—	—	—	0.2	—	0.2

Net cash used in investing activities	—	(29.9)	(3.1)	(9.4)	—	(42.4)

Financing activities
Decrease in short-term borrowings	—	—	—	(1.0)	—	(1.0)

Principal payments on debt	—	(3.0)	—	(11.7)	—	(14.7)

Net cash used in financing activities	—	(3.0)	—	(12.7)	—	(15.7)

Effect of exchange rate changes on cash	—	—	—	(2.3)	—	(2.3)

Increase (decrease) in cash and cash equivalents	—	3.9	(0.8)	(2.8)	—	0.3
Cash and cash equivalents at beginning of year	$—	$10.2	$0.8	$26.6	$—	$37.6

Cash and cash equivalents at end of period	$—	$14.1	$—	$23.8	$—	$37.9

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(10.1)	$(11.3)	$23.4	$1.7	$(13.8)	$(10.1)
Non-cash adjustments	—	26.9	4.3	16.8	—	48.0
Undistributed equity in loss (earnings) of subsidiaries	10.0	(23.8)	—	—	13.8	—
Changes in operating assets and liabilities	0.1	35.3	(24.4)	1.6	—	12.6

Net cash provided by operating activities	—	27.1	3.3	20.1	—	50.5

Investing activities
Expenditures for property, plant and equipment, intangibles and software development costs	—	(13.3)	(3.7)	(10.8)	—	(27.8)
Acquisition	—	(0.9)	—	—	—	(0.9)

Net cash used in investing activities	—	(14.2)	(3.7)	(10.8)	—	(28.7)

Financing activities
Increase in short-term borrowings	—	—	—	1.3	—	1.3
Principal payments on debt	—	(15.0)	—	(8.0)	—	(23.0)

Net cash used in financing activities	—	(15.0)	—	(6.7)	—	(21.7)

Effect of exchange rate changes on cash	—	—	—	1.9	—	1.9

(Decrease) increase in cash and cash equivalents	—	(2.1)	(0.4)	4.5	—	2.0
Cash and cash equivalents at beginning of year	$—	$12.3	$1.2	$21.4	$—	$34.9

Cash and cash equivalents at end of year	$—	$10.2	$0.8	$25.9	$—	$36.9

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(8.0)	$(4.3)	$29.1	$(4.7)	$(20.1)	$(8.0)
Non-cash adjustments	—	29.4	1.7	13.8	—	44.9
Undistributed equity in loss (earnings) of subsidiaries	7.9	(28.0)	—	—	20.1	—
Changes in operating assets and liabilities	0.1	22.6	(27.2)	(3.4)	—	(7.9)

Net cash provided by operating activities	—	19.7	3.6	5.7	—	29.0

Investing activities
Expenditures for property, plant and equipment, intangibles and software development costs	—	(8.8)	(3.1)	(6.4)	—	(18.3)
Acquisitions	—	(50.2)	—	(0.6)	—	(50.8)
Proceeds from sale of assets	—	—	—	1.8	—	1.8

Net cash used in investing activities	—	(59.0)	(3.1)	(5.2)	—	(67.3)

Financing activities
Decrease in short-term borrowings	—	—	—	(0.1)	—	(0.1)
Principal payments on debt	—	(5.0)	—	(5.0)	—	(10.0)
Debt issuance costs	—	(0.5)	—	(0.1)	—	(0.6)
Equity contributions for AMDS acquisition	—	30.4	—	—	—	30.4

Net cash provided by (used in) financing activities	—	24.9	—	(5.2)	—	19.7

Effect of exchange rate changes on cash	—	—	—	0.9	—	0.9

(Decrease) increase in cash and cash equivalents	—	(14.4)	0.5	(3.8)	—	(17.7)
Cash and cash equivalents at beginning of year	$—	$26.7	$0.7	$25.2	$—	$52.6

Cash and cash equivalents at end of year	$—	$12.3	$1.2	$21.4	$—	$34.9

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	RELATED-PARTY TRANSACTIONS

Management Fee. On December 18, 2003, Sensus Metering Systems (Bermuda 2) Ltd. entered into a management services agreement with The Jordan Company, L.P. for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, the Company agreed to pay a fee equal to the greater of $2.0 million per year or 2.5% of prior year EBITDA (as defined in the Credit Agreement) thereafter, plus out-of-pocket expenses. Fees paid to The Jordan Company, L.P. were $3.1 million in fiscal 2009 and $2.6 million in each of fiscal 2008 and 2007. This agreement will remain in effect until December 2013. Approximately one-third of these fees will be paid to GS Capital Partners and/or its affiliates. Additionally, a fee of $1.5 million was paid to The Jordan Company, L.P. for advisory and consulting services related to the acquisition of AMDS in fiscal 2007.

During fiscal 2007, the Company paid to Goldman, Sachs & Co. an arrangement fee of $0.2 million in connection with its second amendment to the Credit Agreement on May 12, 2006.

During fiscal 2007, the Company obtained administrative services from Jordan Industries, Inc., a subsidiary of The Jordan Company, LP. These services were primarily for assistance in securing low-cost supply alternatives in China. Expenses of $0.2 million were incurred for the services in fiscal 2007. This relationship was discontinued as of April 1, 2007.

Rongtai. On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Runlin. During fiscal 2006, our joint venture partner, Yangzhou Runlin Investment Co., Ltd. (“Runlin”), loaned the joint venture approximately $0.4 million. In addition, the Company’s Rongtai joint venture paid approximately $0.2 million in each of fiscal 2009, 2008 and 2007 of annual rent to Runlin for use of offices and dormitories.

Algeria. In December 2004, the Company formed a joint venture in Algeria with a manufacturer of various types of meters and a water utility customer. The joint venture customer partner, Algérienne Des Eaux (“ADE”), owns 15% of the joint venture. Sales to ADE in fiscal 2009, 2008 and 2007 were approximately $8.0 million or 59%, $6.3 million or 47%, and $6.2 million or 67%, respectively, of total sales in Algeria. Terms of these sales to ADE are unchanged from the arrangement prior to the formulation of the joint venture.

17.	BUSINESS SEGMENT INFORMATION

Reporting Segments. The Company has two principal product groups: utility infrastructure systems products and support products. Utility infrastructure systems products include metering, AMI communications and AMR systems and four principal metering product categories: water, gas, heat and electricity. Support products include pipe joining and repair products and die casting products. The two product groups, plus corporate operations, are organized into two reporting segments: Utility Infrastructure and Related Communication Systems and All Other.

Utility Infrastructure and Related Communication Systems revenues consist solely of third-party sales; and All Other revenues consist of third-party and inter-segment sales.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate operating expenses, interest expense, amortization of intangible assets and deferred financing costs, and management fees are not allocated to the product lines and are incorporated in the All Other operating segment.

Reporting Segment Products

Reporting Segment	Major Products
Utility Infrastructure and Related Communication Systems (formerly Metering and Related Communication Systems)	Fixed network AMI systems, AMR systems and commercial and residential water, gas, electric and heat meters used by utilities. Fixed network AMI systems include communications technology, hardware and software. AMR systems include handheld and mobile radio-frequency reading systems. All AMI and meter reading system solutions include installation services and ongoing systems support.

All Other	Pipe joining, tapping and repair products that consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used by utilities in pipe joining and pipe repair applications. Die casting products that consist of high quality thin-wall, low porosity aluminum die castings, generally targeting the automotive industry and gas utility markets.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide changes in trends or components of revenue, gross profit percentage, operating (loss) income, depreciation and amortization, assets, goodwill and capital expenditures (including intangibles) for each segment (in millions):

	Year Ended March 31, 2009	% Change (2)	Year Ended March 31, 2008	% Change (2)	Year Ended March 31, 2007
Segment revenue
Utility infrastructure and related communication systems (1)	$551.7	(4)%	$576.4	13%	$509.7
All other	128.0	(5)%	134.2	(2)%	136.5
Eliminations	(9.0)	(45)%	(16.4)	23%	(13.3)

Total	$670.7	(3)%	$694.2	10%	$632.9

Gross profit %
Utility infrastructure and related communication systems (1)	23%	(18)%	28%	(7)%	30%
All other	17%	—	17%	(19)%	21%

Total	22%	(19)%	27%	(4)%	28%

Operating (loss) income
Utility infrastructure and related communication systems (1)	$(18.7)	(155)%	$34.1	13%	$30.3
All other	(8.5)	NM	(0.7)	NM	3.6

Total	$(27.2)	(181)%	$33.4	1%	$33.9

Depreciation and amortization
Utility infrastructure and related communication systems (1)	$34.5	19%	$28.9	(3)%	$29.7
All other	12.1	(36)%	18.8	2%	18.4

Total	$46.6	(2)%	$47.7	(1)%	$48.1

	Year Ended March 31, 2009	% Change	Year Ended March 31, 2008
Total assets
Utility infrastructure and related communication systems (1)	$982.7	7%	$911.0
All other	129.6	(2)%	108.3

Total	$1,112.3	6%	$1,019.3

Total goodwill
Utility infrastructure and related communication systems (1)	$353.7	7%	$322.4
All other	40.8	(26)%	55.2

Total	$394.5	2%	$377.6

Total capital expenditures (including intangibles and software development costs)
Utility infrastructure and related communication systems (1)	$28.2	45%	$19.4
All other	8.5	1%	8.4

Total	$36.7	32%	$27.8

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Utility infrastructure and related communication systems fiscal 2009 and 2008 segment revenue excludes $135.4 million and $31.4 million, respectively, of customer billings primarily related to the deployment under long-term AMI electric and gas contracts that the Company is required to defer under SOP 97-2. Additionally, utility infrastructure and related communications systems fiscal 2009 and 2008 operating income excludes $62.4 million and $5.1 million, respectively, of customer billings less incremental direct costs incurred primarily related to these long-term AMI electric and gas contracts that the Company is required to defer under SOP 97-2 (see Note 1).
(2)	Percentages that are shown as “NM” are not meaningful.

Geographic Regions. Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales to Third Parties			Long-Lived Assets
	Year Ended March 31, 2009	Year Ended March 31, 2008	Year Ended March 31, 2007	March 31, 2009	March 31, 2008
North America	$406.5	$425.5	$411.4	$586.4	$579.4
Europe, Mid East, Africa	223.2	219.4	192.1	99.9	109.9
South America	11.6	20.6	14.1	1.6	2.1
Asia	29.4	28.7	15.3	25.4	23.8

Total	$670.7	$694.2	$632.9	$713.3	$715.2

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. Long-lived assets include property, plant and equipment, net, intangible assets, net and goodwill.

North America fiscal 2009 and 2008 geographic net sales to third parties excludes $135.4 million and $31.4 million, respectively, of customer billings primarily from long-term AMI electric and gas contracts that the Company is required to defer under SOP 97-2 (see Note 1).

18.	COMMITMENTS AND CONTINGENCIES

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On January 29, 2009, the Company, along with a number of other automated metering infrastructure vendors, was sued in a patent infringement lawsuit filed by IP Co., LLC (“IP Co.”). The lawsuit was filed in the U.S. District Court for the Eastern District of Texas and alleges that the Company’s FlexNet System infringes two patents allegedly owned by IP Co. The lawsuit seeks unspecified damages for patent infringement, treble damages for intentional infringement, an injunction against further infringement, interest costs and attorneys’ fees.

On March 13, 2009, the Company was sued in a second patent infringement lawsuit filed in the U.S. District Court for the Eastern District of Texas, this time by EON Corp. IP Holdings, LLC (“EON”). This lawsuit alleges the infringement of two patents allegedly owned by EON (the “EON Patents”). The lawsuit has not yet been served on Sensus, but alleges that Sensus infringes the EON Patents by “making, using, offering for sale, and/or selling two-way communication networks and/or data systems that fall within the scope of at least one claim of each of the EON Patents.” The lawsuit seeks unspecified damages, an injunction against further infringement, interest costs and attorneys’ fees.

On December 23, 2008, the Company was sued in a breach of contract action filed by Cannon Technologies, Inc. (“Cannon”). The lawsuit was filed in the U.S. District Court for the District of Minnesota. The lawsuit alleges breach of contract and breach of warranty with respect to electricity meters sold to Cannon and seeks unspecified damages, interest costs and attorneys’ fees.

The Company entered into contracts that contain guarantees that could require performance or payment under certain conditions. The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At March 31, 2009, the Company had $13.7 million of letters of credit outstanding with expiration dates ranging from one month to 12 months.

Environmental Matters

The Company is aware of known contamination at the following United States facilities: Russellville, Kentucky; DuBois, Pennsylvania; Texarkana, Arkansas; and Uniontown, Pennsylvania as a result of historic releases of hazardous materials. The former owner of these sites is investigating, remediating and monitoring these properties. The Company is obligated to reimburse the former owner for a portion of cash paid on the remediation plus interest on cash paid at all sites other than Russellville (the “Reimbursement Sites”), where the former owner pays all remediation costs. The Company is unable to estimate the amount of such costs at this time. In connection with the acquisition of Invensys Metering Systems, certain subsidiaries of Invensys agreed to retain liability for the reimbursement obligations related to the Reimbursement Sites.

In addition, there is contamination in the soil and groundwater at our facility in Ludwigshafen, Germany. We were indemnified by the former owner against costs that may result from the contamination, but have accepted a lump-sum payment in fiscal 2008 from the former owner in return for a release of its indemnity obligations. We also have an indemnity, subject to certain limitations, from certain subsidiaries of Invensys regarding this facility pursuant to the terms of the purchase agreement governing the acquisition of Invensys Metering Systems.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

19.	VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance at beginning of year	Charged to costs and expenses	Deductions for write-offs	Balance at end of year
Year ended March 31, 2009
Allowance for doubtful accounts	$1.5	$0.2	$(0.5)	$1.2
Deferred tax asset valuation allowance	71.1	4.3	(1.7)	73.7
Year ended March 31, 2008
Allowance for doubtful accounts	$1.8	$0.2	$(0.5)	$1.5
Deferred tax asset valuation allowance	69.2	1.9	—	71.1
Year ended March 31, 2007
Allowance for doubtful accounts	$1.4	$1.0	$(0.6)	$1.8
Deferred tax asset valuation allowance	65.4	3.8	—	69.2

20.	JOINT VENTURE

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

During the third quarter of fiscal 2009, as negotiations for the sale evolved, the Company decided to retain its 60% interest in PDC Rongtai. As a result, the assets and liabilities previously classified as held for sale have been reclassified as held for use. For comparability purposes, the assets and liabilities of PDC Rongtai have been included in the Company’s consolidated balance sheets for all periods presented.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31. The following tables provide quarterly results of operations of the Company (in millions):

Fiscal 2009	First	Second	Third	Fourth
Net sales	$185.1	$176.2	$140.4	$169.0
Gross profit	45.6	41.4	21.2	39.1
Net loss	(2.5)	(5.7)	(23.0)	(18.7)

Fiscal 2008	First	Second	Third	Fourth
Net sales	$171.0	$176.2	$162.2	$184.8
Gross profit	43.4	46.6	41.2	52.7
Net loss	(2.5)	(2.0)	(5.0)	(0.6)

Net sales for the first, second, third and fourth quarters of fiscal 2009 excludes $20.7 million, $30.4 million, $37.1 million and $47.2 million, respectively, of customer billings primarily related to the deployment under long-term AMI electric and gas contracts that the Company is required to defer under SOP 97-2. Additionally, gross profit for the first, second, third and fourth quarters of fiscal 2009 excludes $8.2 million, $12.9 million, $17.8 million and $23.5 million, respectively, of customer billings less incremental direct costs incurred primarily related to these long-term AMI electric and gas contracts that the Company is required to defer under SOP 97-2 (see Note 1).

Net sales for the second, third and fourth quarters of fiscal 2008 excludes $3.6 million, $7.8 million and $20.0 million, respectively, of customer billings related to the deployment under long-term AMI electric and gas contracts that the Company is required to defer under SOP 97-2. Additionally, gross profit for the second, third and fourth quarters of fiscal 2008 excludes $0.8 million, $1.2 million and $3.1 million, respectively, of customer billings less incremental direct costs incurred related to these long-term AMI electric and gas contracts that the Company is required to defer under SOP 97-2 (see Note 1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent accountants on accounting methods and financial disclosures for the years ended March 31, 2009, 2008 and 2007.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) promulgated thereunder, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on such evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP as of March 31, 2009.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal controls over financial reporting were not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Inherent Limitations of Internal Controls

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

We did not effect any change in our internal controls over financial reporting during the period covered by this Annual Report that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of March 31, 2009. Our executive officers are elected annually by our Board of Directors and generally serve until their successors are duly elected and qualified. Our directors are elected at the annual meeting of the stockholders and generally serve for one year and until their successors are duly elected and qualified. Persons affiliated with our principal investors, The Resolute Fund and GS Capital Partners, are entitled to appoint a majority of the members of our Board of Directors and to have their appointees to the Board of Directors approve any other appointments or nominations to our Board of Directors pursuant to a Shareholders Agreement, dated as of December 17, 2003, by and among affiliates of the Resolute Fund and GS Partners and our parent, Bermuda 1.

Name	Age	Position and Offices
Peter Mainz	44	Director, Chief Executive Officer & President
Jeffrey J. Kyle	47	Chief Financial Officer
R. Douglas Neely	56	Vice President, North American Meter Sales
George G. Uram	63	Vice President, Industry & Regulatory Affairs
José Hernandez	45	Executive Vice President, Global Water & Heat
Colin Flannery	43	Vice President, General Counsel & Secretary
Daniel W. Harness	60	Director
Jonathan F. Boucher	52	Director and Vice President
John W. Jordan II	61	Director
David W. Zalaznick	55	Director
Thomas H. Quinn	61	Director
Gerald J. Cardinale	42	Director
Bryan Kelln	43	Director
J. Jack Watson	81	Director
H. Russel Lemcke	69	Director
Nicole V. Agnew	31	Director

Peter Mainz was promoted to Chief Executive Officer & President of the Company on April 24, 2008 and was named as a member of the Board of Directors following Mr. Harness’s retirement. Prior to that, Mr. Mainz served as the Company’s Chief Operating Officer effective August 2007. He was appointed to the role of Executive Vice President Operations in March 2007. He was our Chief Financial Officer upon completion of the acquisition of Invensys Metering Systems in December 2003.

Jeffrey J. Kyle became our Chief Financial Officer on December 8, 2008. Prior to joining our company, Mr. Kyle served as Chief Financial Officer (from 2007 to 2008) and Vice President of Operations, Silicon Power Systems (from 2003 to 2006) of Power-One, Inc. Prior to that, Mr. Kyle served Vice President of Operations NAND (from 2001 to 2002) and Vice President of Materials/Director of Materials (from 1998 to 2001) of SanDisk Corporation.

R. Douglas Neely currently holds the position of Vice President, North American Meter Sales. He became our Vice President of Sales and Marketing North America Water in October 1990. Mr. Neely has been with our Company since 1975.

George G. Uram currently holds the position of Vice President, Industry & Regulatory Affairs. Previously Mr. Uram served as Vice President, Electric Metering & AMI in July of 2006. Mr. Uram held positions as Vice President, Energy; Vice President, Marketing and Sales; and Director, Business Development of our Company from 1999 to 2006. Prior to joining our company, he held various managerial positions in nuclear power, power generation and environmental services for Westinghouse Electric and successor companies.

José Hernandez became our Vice President, Global Water & Heat in January 2008. Prior to this position, Mr. Hernandez served since November 2005 as our Vice President Water & Heat Metering Systems for Europe, Central and South America, Africa and Asia Pacific. He served as Vice President of Central and South America from December 2004 to November 2005. Mr. Hernandez served as General Manager for both Saint-Gobain Industrial Superabrasives Europe / Asia and Saint-Gobain Diamantwerkzeuge GmbH and CoKG from February 2002 to November 2004. He also acted as Country Manager Germany, Austria and Switzerland for Saint-Gobain Abrasives. Mr. Hernandez also served as Executive Director of Central and South America for Invensys Metering Systems from January 2000 to January 2002.

Colin Flannery became our Secretary in March 2007 and also serves as Vice President, Secretary and General Counsel of the Company and its U.S. subsidiaries. Prior to joining our company, Mr. Flannery served as Vice President, Legal of Atos Orgin, a worldwide IT services corporation, from January 2004 to January 2007. From December 2001 to January 2004, Mr. Flannery was General Counsel, Schlumberger IT Services, Electricity Metering and Automatic Metering Reading, North and South America.

Daniel W. Harness retired as the Chief Executive Officer & President of the Company and was appointed as the non-executive Vice Chairman of the Board of Directors of the Company on April 24, 2008. Mr. Harness continues to provide services to the Company in a consulting capacity pursuant to the terms of his consulting agreement. He became our Chief Executive Officer & President in April 2001 and became a director upon completion of the acquisition of Invensys Metering Systems. Mr. Harness was President of Metering Systems North America from 2000 to 2001 and President of Sensus Technologies from 1990 to 2000.

Jonathan F. Boucher became a director and unpaid, nominal Vice President upon completion of the acquisition of Invensys Metering Systems. Since 1983, Mr. Boucher has been a Member and Managing Principal of The Jordan Company, L.P., a private merchant banking firm and its predecessors. Since 2002, Mr. Boucher has been a Member of Resolute Fund Partners, LLC, the general partner of The Resolute Fund L.P. Mr. Boucher is also a director of other privately held companies. He also served as a director of W-H Energy Services, Inc. until May 2005.

John W. Jordan II became a director upon completion of the acquisition of Invensys Metering Systems. Since 1982, Mr. Jordan has been a Member and Managing Principal of The Jordan Company, L.P., a private merchant banking firm and its predecessors. Since 2002, Mr. Jordan has been a Managing Member of Resolute Fund Partners, LLC, the general partner of The Resolute Fund L.P. Mr. Jordan is also a director of various other privately held companies.

David W. Zalaznick became a director upon completion of the acquisition of Invensys Metering Systems. Since 1982, Mr. Zalaznick has been a Member and Managing Principal of The Jordan Company, L.P., a private merchant banking firm, and its predecessors. Since 2002, Mr. Zalaznick has been a Managing Member of Resolute Fund Partners, LLC, the general partner of The Resolute Fund L.P. Mr. Zalaznick is also a director of various other privately held companies.

Thomas H. Quinn became a director upon completion of the acquisition of Invensys Metering Systems. Since 2002, Mr. Quinn has been a Member and Managing Principal of The Jordan Company, L.P., a private merchant banking firm, and since 1988, he has been President and Chief Operating Officer of Jordan Industries, Inc., a diversified industrial company. Mr. Quinn is also a director of other privately held companies.

Gerald J. Cardinale became a director upon completion of the acquisition of Invensys Metering Systems. Since 2002, Mr. Cardinale has been a Managing Director of the Principal Investment Area of Goldman, Sachs & Co. He joined Goldman, Sachs & Co. in 1992. Mr. Cardinale also serves on the board of directors of Alliance Films Holdings Inc., Cequel Communications, LLC, Cooper-Standard Automotive, Inc., CSI Entertainment, CW Media Holdings, Inc., Clearwire Holdings, Inc., Fiberlink Communications Corp., and Yankees Entertainment & Sports Networks, LLC.

Bryan Kelln has been a director since February 10, 2004. Mr. Kelln currently serves as Principal & President—Portfolio Operations, of Platinum Equity. From July 2005 through July 2008, Mr. Kelln served as Senior Vice President and Chief Operating Officer of Nortek, Inc. From June 2002 through May 2005, Mr. Kelln acted as a consultant of The Jordan Company, L.P., a private merchant banking firm. From January 2000 until June 2002, Mr. Kelln was President and Chief Executive Officer of Rock Shox, Inc., a global bicycle industry supplier. Prior to that time, Mr. Kelln served as a Senior Vice President and General Manager of the telecommunications and utilities businesses of General Cable Corporation.

J. Jack Watson has been a director since February 10, 2004. Mr. Watson was Chairman, President and Chief Executive Officer of NEWFLO Corporation, a manufacturer of pumps, valves and meters, from 1987 until his retirement in 1996. During the last five years, Mr. Watson has served as a director of W-H Energy Services and various other privately held companies.

H. Russel Lemcke has been a director since February 10, 2004. Since 1989, Mr. Lemcke has been President of H. Russel Lemcke Group, Inc., a private consulting business. In 2008, Mr. Lemcke retired as a director of Graham Corporation.

Nicole V. Agnew has been a director since March 16, 2007. Ms. Agnew is a Vice President in the Principal Investment Area of Goldman, Sachs & Co. Ms. Agnew joined Goldman, Sachs as an Associate in 2005. Prior to that time, from 2003 to 2005, Ms. Agnew was an Associate at Onex Corporation, a large Canadian company with operations in the services, manufacturing and technology industries. From 1999 to 2003, Ms. Agnew was employed at Merrill Lynch in New York in the investment banking division.

Board of Directors

As of March 31, 2009 our Board of Directors consisted of eleven directors. Our Board of Directors appoints our executive officers, directs the management of our business and affairs and conducts its business through meetings of the Board of Directors and two standing committees, the Audit Committee and the Compensation Committee. In addition, from time to time, other committees may be established under the direction of the board when necessary to address specific issues. Our Audit Committee consists of Jonathan F. Boucher, Thomas H. Quinn, J. Jack Watson and H. Russel Lemcke. The Board of Directors has reviewed the qualifications and backgrounds of the members of the Audit Committee, and although it has not made a determination as to whether any one individual member of the Audit Committee would qualify as a financial expert, it has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication. As a result, the Board of Directors has determined that the combined qualifications and experience of the Audit Committee members, when taken together, give the Audit Committee the financial expertise necessary to discharge its responsibilities. Our Compensation Committee consists of Thomas H. Quinn, Jonathan F. Boucher, Gerald J. Cardinale and H. Russel Lemcke.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, our principal financial officer and our principal accounting officer. We hereby undertake to provide to any person without charge, upon request, a copy of such code of ethics, provided that such request is sent in writing to Colin Flannery, Sensus Metering Systems Inc., 8537 Six Forks Road, Suite 400, Raleigh, North Carolina 27615.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section provides information regarding the compensation program for all individuals who served as our principal executive officer during fiscal 2009, all individuals who served as our principal financial officer during fiscal 2009 and the three most highly compensated executive officers other than the principal executive and principal financial officers, which we refer to as the “named executive officers” or “NEOs.” It includes information regarding, among other things, the overall objectives of the Company’s compensation program and each element of compensation that the Company provides. This discussion is intended to put into context the information in the tables that follow, each of which contains detailed information on the compensation granted, earned or paid to our NEOs during fiscal 2007, 2008 and 2009.

Overview of Compensation Program

The Compensation Committee (for purposes of this analysis, the “Committee” or “Compensation Committee”) of the Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Committee ensures that the total compensation paid to our executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to our executive officers are similar to those provided to other management employees.

The individuals who served as the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) during fiscal 2009, as well as the other NEOs included in the Summary Compensation Table, are listed below:

Daniel W. Harness, Former Chief Executive Officer & President (Retired on April 24, 2008)

Peter Mainz, Chief Executive Officer & President (Appointed on April 24, 2008)

Alfred C. Giammarino, Former Chief Financial Officer (Resigned on May 31, 2008)

Michael S. Buchanan, Former Interim Chief Financial Officer (June 1 to December 7, 2008) and Current Vice President, Tax and Treasury

Jeffrey J. Kyle, Chief Financial Officer (Appointed on December 8, 2008)

Colin Flannery, Vice President and General Counsel

José Hernandez, Executive Vice President, Global Water & Heat

William T. Yeates, Executive Vice President, Conservation Solutions

Compensation Philosophy and Objectives

The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stakeholders by rewarding performance above established goals, with the ultimate objective of improving stakeholder value. The Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Committee believes executive compensation programs provided by the Company to its executives, including the NEOs, should include cash, other benefits and long-term incentive compensation. Such compensation programs are designed to attract and retain qualified executive officers, as well as to motivate and reward performance.

The Committee believes that compensation to executive officers should be aligned closely with the Company’s performance on both a short-term and long-term basis. As a result, a significant amount of compensation to each executive officer is “at risk” and tied directly to the attainment of financial performance goals. The executive compensation program is also designed to incentivize continuous improvements in financial performance by providing enhanced compensation as results improve and exceed budgeted levels. While a significant amount of compensation to the Company’s executive officers is performance-based, the Committee also believes it prudent to provide competitive base salaries and other benefits to attract and retain the management talent necessary to achieve and exceed our strategic long-term objectives.

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured the Company’s annual cash and long-term incentive executive compensation to motivate executives to achieve and exceed the business goals of the Company and reward the executives for achieving and exceeding such goals. The short-term and long-term goals of the Company are established through discussions among the Board of Directors and senior management and are based on the Company’s a) mission statement to continue to be a leading global provider of advanced utility infrastructure systems, metering technologies and related metering communication systems and b) recent historical and prospective business trends. In addition, since the Company competes with many larger companies for top executive-level talent, the Committee generally sets compensation for the executive officers to reflect the current competitive environment. Variations occur as dictated by the experience level of the individual and market factors.

The Company’s human resources department supports the Committee by analyzing and providing current Radford Executive Surveys to the Committee, CEO and CFO. This survey contains relevant market data and alternatives to consider in making compensation decisions for executive officers. The survey presents comparative data of other companies with similar revenue levels and in a broad spectrum of industries. The most recent survey includes 717 companies in the United States and covers 16,825 employees. The Committee evaluates this material, among other factors, in determining appropriate levels of compensation for the Company’s executive officers.

Role of Executive Officers in Compensation Decisions

The Committee makes all compensation decisions for the CEO and CFO. Decisions with respect to the CFO are made based upon the recommendations of the Company’s CEO. Decisions regarding the compensation of other executive officers are made by the CEO and CFO, subject to the approval of the Committee. The Committee is also responsible for approving any employment agreement, severance or retirement arrangement, change-in-control agreement or provisions, and any special or supplemental benefits for the CEO, CFO and each executive officer.

The CEO and CFO, whose performance is reviewed by the Committee, annually review the performance of each executive officer. The conclusions reached and recommendations based on these reviews with respect to salary adjustments are presented to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments to executives’ salaries.

2009 Executive Compensation Components

For fiscal 2009, the principal components of compensation for NEOs were:

•	base salary;

•	performance-based incentive compensation;

•	long-term incentive compensation;

•	welfare and retirement benefits;

•	severance compensation; and

•	perquisites and other personal benefits.

Base salary

The Company provides NEOs with base salary to compensate them for services rendered during the fiscal year. Base salary is designed to reflect individual duties, responsibilities, scope of control and accountability for each position. Base salary for NEOs is determined based on each executive’s position and responsibility by using market data and by evaluating the executive’s individual performance. For Messrs. Mainz, Kyle, Hernandez and Yeates, a minimum level of salary is specified in their respective employment agreements, as discussed in greater detail below. Likewise, for periods that Messrs. Harness and Giammarino were employed by the Company, a minimum level of salary was specified in their respective employment agreements. See “—Employment Agreements.” Otherwise, the Committee is free to set salaries for NEOs at levels that it deems appropriate.

During its review of base salaries for executives, the Committee primarily considers current market survey data provided by the human resources department; internal reviews of the executive’s compensation, both individually and relative to other executive officers; and individual performance of the executive. Salary levels are typically considered annually as part of the Company’s performance review process, as well as upon promotion or other change in job responsibility. Merit-based salary increases for the CEO and CFO are based on the Committee’s assessment of the individual’s performance and the CEO’s recommendation with respect to the CFO, while such increases for the other executive officers are made by the CEO and CFO, subject to the Committee’s approval, based on individual performance.

Base salary is a critical component of total compensation; it serves as the foundation for incentives, linking performance to pay. The Company believes a competitive base salary is important to attract and retain qualified executive officers.

Performance-based incentive compensation

We have adopted a Management Incentive Plan (the “Incentive Plan”) that provides officers and directors with an incentive to achieve and exceed key business objectives. The Incentive Plan allows our key officers to earn performance-based compensation in addition to their annual base salary. Under the Incentive Plan, each participating officer is eligible to receive a performance incentive for each incentive period based on a stated percentage of the officer’s base pay if our financial performance is equal to or greater than certain stated financial and other performance targets, as discussed in greater detail below. The Incentive Plan’s objectives are to provide:

•	an incentive system that encourages participants to achieve and exceed Sensus Metering Systems or business unit financially defined business objectives;

•	participants with an opportunity to earn incentive compensation based upon performance of the business in total or the business unit;

•	focused attention on the most important measures of business success; and

•	competitive compensation to attract and retain key employees.

The Incentive Plan is a key component of our overall compensation package paid to executives. It signals the Company’s objectives and performance expectations for each quarter of the fiscal year and focuses executives on achieving and exceeding current objectives, which are necessary to obtain longer-term goals. The Incentive Plan also establishes appropriate performance as well as quarterly and annual incentive relationships and rewards participants for actual performance.

An Incentive Plan year commences on the first day of a fiscal year and ends on the last day of the fiscal year. Participation in the Incentive Plan is at the discretion of the Committee and is determined by level of management. The intent is that those who participate are management level employees, whose decisions and performance impact the Company’s results. The Committee is also responsible for addressing any questions or disputes concerning the Incentive Plan rules, interpretation of the rules or any other issues pertaining to the Incentive Plan.

The calculation of an individual’s actual incentive payment target is based on his or her salary effective April 1 of each year. When a promotion occurs during the Incentive Plan year and during a quarter, the old salary level and incentive target objectives do not change until the applicable quarter is completed. Unless the promotion is effective the first day of the quarter, the new salary level and incentive target objectives take effect at the beginning of the first full quarter following the promotion. Any alternative basis for calculation must be agreed on appointment and approved by the Committee depending on reporting level.

The incentives, if applicable, are paid in cash as soon as practical after the Company’s audited consolidated annual results have been announced, but no later than June 15 of each year. All payments are subject to the final approval of the Committee. The impact of any “windfall” (nonrecurring financial adjustments), either adverse or positive, is excluded from the calculations and the Committee’s decision as to “windfall” is final. Any foreign exchange translation or transaction impact, positive or adverse versus budgeted foreign exchange rates, is excluded. The business objectives will be adjusted for acquisitions or disposals as approved by the Committee (unless included in the budget). The participant is liable for any personal tax due or other statutory payments due on any part of the incentive. Incentive payments are treated for pensionable purposes in line with the Incentive Plan’s rules.

Participants are divided into two categories under the Incentive Plan: headquarters participants and business unit participants. Headquarters participants are those not tied to any one specific business unit within the Company. Incentive payments for headquarters participants are based strictly on the performance of the Company. Business unit participants are those with specific responsibilities within a business unit of the Company for which performance can be specifically measured against specified objectives. Management adjusted EBITDA and operating cash flow (each as defined in the footnotes to the table below) are based on performance at the business unit level for those not measured on the headquarters plan. Business units for purposes of the Incentive Plan are defined as:

•	Global Water & Heat

•	Global Gas

•	Conservation Solutions (Formerly known as North American Electric/AMI)

•	Sensus Precision Die Casting

•	Smith-Blair Inc.

Target objectives are determined on an individual basis via discussions with the Board of Directors and senior management and communicated to participants at the start of the Incentive Plan year. In determining target objectives, the Board of Directors and senior management consider recent historical and prospective business trends, existing contracts and prevailing market conditions. The target objectives are adjusted for acquisitions or disposals as approved by the Committee, unless included in the budget.

If 90% of the target is achieved, a 10% threshold award payment is made. If the target objective is met, a full award payment is received. If the target objective is exceeded, additional award payments are granted. The maximum award payment is uncapped. Payments for performance between the threshold award payment and the full award payment are pro rated on a straight-line basis at a rate of 10% to 100%. Additional award payments for performance in excess of the target are pro rated at a rate equivalent to 150% for results at 110% of the target, 200% for results at 120% of the target and so on.

The annual incentive is based on a quarterly earned mechanism that allows for a maximum earned quarterly amount of 100% for reaching or exceeding each quarter’s targets. A participant will not earn a quarterly amount for a target if performance is less than 90% of that quarter’s target. Each quarterly incentive earned will be banked until the end of the fiscal year. For headquarters participants, if the full-year actual management adjusted EBITDA is less than 90% of the full-year target management adjusted EBITDA, then the banked quarterly incentive payment for both management adjusted EBITDA and operating cash flow are eliminated. For business unit participants, if the full-year actual management adjusted EBITDA is not the greater of prior year’s actual management adjusted EBITDA or 85% of the current year’s full-year target management adjusted EBITDA, then the banked quarterly incentive payment for both management adjusted EBITDA and operating cash flow will be eliminated.

The minimum year-end payout is based on the banked incentive earned by adding the four quarters together. If the total fiscal year-end results would result in an annual incentive payment that is less than the total of the four quarterly incentives earned, then participants receive the total of the four quarterly incentives earned as their annual incentive payout. The maximum year-end payout is based on total fiscal year-end results that exceed the target level of 100% and are uncapped, provided the fiscal year-end payout is higher than the total of the four quarterly incentives earned.

The performance measures and weightings under the Incentive Plan are outlined in the table below. Actual targets will vary between headquarters participants and business unit participants and between individual business units based upon the factors discussed above.

Scorecard ($000’s)		Quarterly Incentive						Full Year Incentive
Measurement	Weighting	Quarterly Percent of Target Achieved	Target Quarterly Earned Payment	FY Q1 Target	FY Q2 Target	FY Q3 Target	FY Q4 Target	Full Year Percent of Target Achieved	Full Year Target Payment	Full Year Target
Management Adjusted EBITDA (1)	70%	>100% 90%	100% 10%	Target 90%	Target 90%	Target 90%	Target 90%	120%+ 110% 100% 90%	200% 150% 100% 10%	120%+ 110% Target 90%
Operating Cash Flow (2)	30%	>100% 90%	100% 10%	Target 90%	Target 90%	Target 90%	Target 90%	120%+ 110% 100% 90%	200% 150% 100% 10%	120%+ 110% Target 90%

(1)	Management adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for restructuring expense, management fees and other non-recurring items, including the add-back of deferred revenue and incremental direct costs related to long-term AMI contracts.
(2)	Operating cash flow is defined as the cash flow from management adjusted EBITDA adjusted for restructuring expense, net of capital expenditures and movements in trade working capital, other current assets, other payables and accruals (including restructuring accruals).

Long-term incentive compensation

The Company’s parent, Bermuda 1, maintains a restricted share plan (the “Restricted Share Plan”) that provides for the award of restricted Class B common shares of Bermuda 1 and a stock option plan (the “Stock Option Plan”) that provides for the award of options to purchase Class B common shares of Bermuda 1, in each case to employees, officers, directors and consultants of the Company. The Restricted Share Plan and the Stock Option Plan are administered by the Committee.

The Restricted Share Plan and the Stock Option Plan are designed to attract and retain qualified employees, officers and directors; motivate participants to achieve and exceed long-term goals; provide incentive compensation opportunities that are competitive with those of other companies; and focus participants on creating value for stakeholders. The Company views the Restricted Share Plan and the Stock Option Plan, along with the other elements of the Company’s executive compensation program, as a reinforcement of our objective to link stakeholder interest to that of our executives.

Bermuda 1 common shares awarded under the Restricted Share Plan and the Stock Option Plan are generally subject to restrictions on transfer, repurchase rights and other limitations as set forth in the management subscription and shareholders’ agreement. The restricted common shares awarded under the Restricted Share Plan and the options awarded under the Stock Option Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. The options to acquire common shares awarded under the Stock Option Plan have exercise prices that are determined by the Committee at the time of grant. The vesting of the restricted common shares under the Restricted Share Plan and the options to acquire common shares under the Stock Option Plan may accelerate upon the occurrence of certain stated liquidity events.

The maximum number of Bermuda 1 Class B common shares that are issuable under the Restricted Share Plan is 2,000,000 and the maximum number of Bermuda 1 Class B common shares available for grants under the Stock Option Plan is 1,000,000, subject in both cases to adjustment for changes in the capital structure such as share dividends, share splits, mergers, amalgamations and reorganizations of Bermuda 1.

The number of restricted common shares to be awarded under the Restricted Share Plan and the number of stock options awarded under the Stock Option Plan is determined by the Committee or, in the case of an award to a director under the Restricted Share Plan, the entire Board of Directors. The members of the Committee are not eligible to receive awards under the Stock Option Plan. Awards to executive officers are determined by the same process used to assess other elements of compensation. Namely, the Committee determines the number of shares awarded to the CEO and CFO, and the CEO and CFO determine the number of shares awarded to the other executive officers, subject to the Committee’s approval. In determining awards, the Committee, CEO and CFO take into consideration individual duties, present and potential contribution to the Company’s success, responsibilities, scope of control and accountability for each position.

In March and December 2004, Messrs. Harness, Mainz and Hernandez were issued 200,000, 140,000 and 10,000 restricted Class B common shares of Bermuda 1, respectively, pursuant to restricted share agreements under the Restricted Share Plan. At the time of issuance, the Board of Directors determined that the fair market value of the restricted Class B common shares was equal to the par value thereof, or $.01 per share, due to the lack of a public market for Bermuda 1’s common shares, their illiquidity and their subordinated position within the capital structure of Bermuda 1. Each NEO paid $.01 per share for the restricted Class B common shares issued to him.

In July 2007, Messrs. Buchanan and Flannery received grants of options in the amount of 20,000 and 40,000 shares of Class B common stock of Bermuda 1, respectively, under the Stock Option Plan. In April 2008, Mr. Hernandez received a grant of options in the amount of 50,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. In July 2008, Mr. Yeates received a grant of options in the amount of 50,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. All of these options have an exercise price of $5.50 per share and were made in accordance with and subject to the terms and conditions of the Stock Option Plan.

In December 2007, Mr. Giammarino received a grant of options in the amount of 50,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. These options had an exercise price of $5.50 per share and were made in accordance with and subject to the terms and conditions of the Stock Option Plan. In accordance with the terms of Mr. Giammarino’s award agreement, none of these options had vested before his resignation from the Company on May 31, 2008 and, as a result, the options terminated upon the effective date of Mr. Giammarino’s resignation.

In November 2008, Messrs. Mainz, Buchanan, Flannery and Hernandez received grants of options in the amount of 40,000, 15,000, 20,000 and 15,000 shares of Class B common stock of Bermuda 1, respectively, under the Stock Option Plan. All of these options have an exercise price of $6.00 per share and were made in accordance with and subject to the terms and conditions of the Stock Option Plan.

In December 2008, pursuant to his employment agreement, Mr. Kyle received a grant of options in the amount of 50,000 shares of Bermuda 1 Class B common stock. These options have an exercise price of $6.00 per share and were made in accordance with and subject to the terms and conditions of the Stock Option Plan. Mr. Kyle is eligible to receive an additional grant of options in the amount of 25,000 shares of Bermuda 1 Class B common stock in December 2009 on substantially the same terms as the grant discussed above, with an exercise price yet to be determined.

The Company accounts for share-based payments to employees in accordance with the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Compensation expense related to the Stock Option Plan totaled approximately $34,000 for fiscal 2009. At the date of grant, the Company concluded that the fair value of restricted Class B common shares of Bermuda 1 granted under the Restricted Share Plan was not material to the consolidated statements of operations, and thus no compensation expense has been recognized with respect to these grants.

Welfare and retirement benefits

All executive officers, including NEOs, are eligible for welfare benefits from the Company including: medical, dental, vision, life insurance, accidental death and dismemberment, and short-term and long-term disability. Executives participate in these plans on the same basis and subject to the same costs, terms and conditions as other salaried employees at their assigned location.

Welfare and retirement benefit programs are in place to provide benefits that are competitive and in line with industry and geographical standards, which, along with the other components of the Company’s executive compensation program, allow the Company to attract and retain key executives.

Additionally, the Company sponsors certain defined benefit and defined contribution plans. Certain employees of the Company, including Messrs. Mainz and Hernandez, participated during fiscal 2009 in the Sensus German Management Pension Program (the “German Pension”), which is a defined benefit pension plan. The Company maintains this plan that resulted from the acquisition of Invensys Metering Systems. Messrs. Mainz and Hernandez are eligible to participate in such plan under German law. Retirement benefits under the plan are computed on the basis of the employee’s final annual salary and incentive multiplied by a percentage based on years of service. Messrs. Mainz and Hernandez participate in this plan on the same basis and subject to the same costs, terms and conditions as other employees in Germany.

Also, certain employees of the Company, including Messrs. Mainz, Buchanan, Kyle, Flannery and Yeates participated in the Sensus Metering Systems Inc.’s 401(k) Plan during fiscal 2009. The Company contributes $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employees’ pensionable earnings. Further, in fiscal 2009, the Company contributed 4.2% of all eligible employees’ pensionable earnings, subject to IRS limits, for calendar year 2008 to their 401(k) account. Such contributions are made in lieu of the pension benefits provided prior to the acquisition of Invensys Metering Systems and approximate the amount of previous benefits received. Pensionable earnings consist of base salary, including overtime and performance-based incentive compensation. Messrs. Mainz, Buchanan, Kyle, Flannery and Yeates participate in the Company’s 401(k) plan on the same basis and subject to the same costs, terms and conditions as other salaried employees in the United States. Messrs. Harness and Giammarino also participated in the Company’s 401(k) plan on the same basis as other salaried employees until their respective employments terminated. On January 1, 2007, the Company amended its 401(k) Plan such that any employee who participates in a foreign pension plan is not eligible to receive the Company contribution of 4.2%. Thus, Mr. Mainz, due to his participation in the German Pension, was not eligible for the 4.2% Company contribution in fiscal 2009.

Finally, pursuant to the Company’s obligations in Mr. Harness’s employment agreement, the Company established a nonqualified supplemental retirement plan for the benefit of Mr. Harness (the “SERP”). The SERP was implemented to replace the supplemental retirement benefits that Mr. Harness was entitled to receive from his previous employer, Invensys Metering Systems, prior to its acquisition by the Company. The SERP was designed to provide competitive supplemental retirement benefits to Mr. Harness for the purpose of enabling the Company to attract and retain his services.

The Company determined that the value of the benefits provided to Mr. Harness under the supplemental retirement plan of Invensys Metering Systems was approximately $40,000 per year. To replace this benefit, the Company agreed to make contributions to a hypothetical account under the SERP in the aggregate amount of $120,000 for the three-year term of Mr. Harness’s employment agreement, which ended on December 31, 2006. As a result of the extension of Mr. Harness’s employment agreement term through December 31, 2008, and consistent with the terms of Mr. Harness’s employment agreement, the Company agreed to provide him with a total benefit under the SERP of $200,000 (an additional $40,000 for each year in the extension period).

On April 24, 2008, Mr. Harness retired as the Chief Executive Officer & President of the Company and was appointed as the non-executive Vice Chairman of the Board of Directors of the Company. On June 10, 2008, the Company and Mr. Harness entered into a consulting agreement, effective as of April 24, 2008. Because of Mr. Harness’s retirement, the SERP terminated on April 24, 2008. In settlement of its obligations under the SERP, on December 31, 2008, the Company paid to Mr. Harness an amount equal to $125,576, which amount represented the cash surrender value of an insurance policy purchased by the Company to assist it in satisfying its obligations under the SERP.

All costs of the SERP, including administrative, and taxes (other than income taxes payable on the benefits provided) were paid for by the Company. The Committee was responsible for administering, enforcing and interpreting the SERP and addressed any and all questions or claims arising in the administration and application of the SERP.

Severance compensation

The Company’s salaried severance compensation policy (the “Severance Policy”) for its U.S. salaried employees establishes the basic requirements and guidelines concerning severance compensation in lieu of notice to salaried employees whose employment is terminated for reasons other than misconduct or poor work performance, except where different treatment is required by an employment contract. See “Potential Payments Upon Termination or Change-in-Control.” The purpose of the Severance Policy is to provide eligible terminated employees with compensation for a reasonable time during which they can seek other employment. Pursuant to the Severance Policy, eligible employees will receive one week’s salary for each year of service with a minimum of four weeks and a maximum of 26 weeks salary.

Severance compensation may be paid in a lump sum or periodically in accordance with the employee’s payroll period. If the latter is used, the balance of any severance compensation will be paid in a lump sum upon notification of the individual’s employment elsewhere. Any severance compensation shall be in addition to any unpaid accrued vacation to which the employee may be entitled at the time of separation. Certain insurance benefits such as medical, dental and vision coverage may also continue during the severance period, as long as subsidized employee premiums are paid. All other insurance benefits cease immediately upon termination.

No severance payments will be granted to any employee whose termination results from voluntary resignation, from misconduct or from poor work performance (e.g., disciplinary discharge) or to any employee who has declined a comparable position offered in the Company. To qualify for severance payments, eligible employees who have been notified of their pending release must work up to the scheduled termination date if required to do so. Additionally, no severance will be paid for any period of time after an employee’s regular normal retirement date. Finally, when the Company sells, divests or transfers an existing operation or subsidiary and the employee engaged in such operation or subsidiary is offered continued employment or employment with the new employer or owner, no severance compensation will be paid. Refusal of employment will be considered a voluntary resignation.

The Company’s severance compensation benefit, along with the other elements of executive compensation, is designed to provide competitive executive compensation and to attract and retain qualified executive officers.

Perquisites and other personal benefits

The Company provides minimal perquisites to its executive officers that are otherwise not offered to other employees. Under the Company’s U.S. Vehicle Fleet Policy, each NEO receives a company-leased or rented vehicle for both business use and, subject to certain restrictions, personal use. The Company’s vehicle policy is in place to provide competitive benefits aimed at attracting and retaining qualified executive officers. This policy applies to all of the Company’s U.S. employees, including the NEOs. Participation eligibility under this policy for non-executive employees of the Company is determined based upon the employee’s need, job title and scope of responsibility, as determined by the Company’s vice president of human resources and approved by the Company. Participation level and vehicle eligibility under this policy for executive employees of the Company are determined based upon the executive’s title, reporting level and scope of responsibility, as determined by the Company’s vice president of human resources and approved by the Company. The Company’s executive employees may chose a vehicle with a purchase price of no more than $35,000, other than the CEO and CFO, who may chose a vehicle with a purchase price of no more than $50,000. Under the policy, the Company is responsible for providing insurance coverage for each vehicle and for paying for routine maintenance, repairs and operating costs that are incurred during business use. With respect to those NEOs who have employment agreements, this benefit was determined through negotiations with the Company and the executive on an arm’s length basis.

The Company also provides other personal benefits on a case-by-case basis, which are all specifically identified in the “All Other Compensation” table below. We provide these perquisites and other personal benefits because in many cases they make the executive officers more efficient and effective and are, as a result, a benefit to the Company and its stakeholders. These perquisites and other personal benefits, along with the other elements of the Company’s executive compensation, are designed to provide competitive executive compensation and to attract and retain qualified executives.

Employment Agreements

Daniel W. Harness

Effective as of December 17, 2003, Mr. Harness entered into an employment agreement with the Company. On April 24, 2008, Mr. Harness retired as the Chief Executive Officer & President of the Company and was appointed as the non-executive Vice Chairman of the Board of Directors of the Company. Mr. Harness continues to provide services to the Company in a consulting capacity.

Mr. Harness’s consulting agreement, discussed below, superseded and replaced his prior employment agreement with the Company. The employment agreement provided for an initial annual base salary of $400,000. Prior to Mr. Harness’s retirement, the Committee determined on an annual basis whether Mr. Harness’s base salary should be increased and, if so, the amount of such increase. For fiscal 2009, Mr. Harness’s base salary received was $117,501, reflecting his partial-year service. In addition, under the terms of the employment agreement, Mr. Harness was eligible to receive discretionary bonuses pursuant to the Incentive Plan of 50% of his base salary. Mr. Harness did not receive an incentive payment in fiscal 2009. Finally, in connection with his retirement, Mr. Harness received severance payments totaling $86,233. See “Potential Payments Upon Termination or Change-in-Control.”

On June 10, 2008, Mr. Harness entered into a consulting agreement with the Company, effective as of April 24, 2008. Mr. Harness’s consulting services under the agreement have a three-year term, commencing July 1, 2008, unless the Company terminates Mr. Harness’s services before that time. The consulting agreement provides for an annual fee of $470,000 during the first year of the consulting term and monthly fees of $20,000 and $10,000 during the second and third years, respectively. The Company is also obligated to provide Mr. Harness with a company-leased vehicle for business and personal use, coverage under the Company’s group medical and dental plans available to the Company’s senior executives at the same rates as the Company’s senior executives and coverage under a ten-year term life insurance policy with a death benefit of $1 million (subject to Mr. Harness’s insurability), in each case through June 30, 2009. In addition, Mr. Harness will be reimbursed for all reasonable and documented expenses incurred during the performance of his duties under the consulting agreement in accordance with the Company’s expense reimbursement policy. Lastly, in addition to the benefits Mr. Harness received upon his retirement, Mr. Harness is also entitled to receive certain payments under the consulting agreement upon the termination of his services in certain cases. See “Potential Payments Upon Termination or Change-in-Control.”

Peter Mainz

Effective as of December 17, 2003, Mr. Mainz entered into an employment agreement with the Company. The agreement had an initial term of three years and is extended automatically for successive one-year periods unless either party delivers notice within specified notice periods. The employment agreement provided for an initial annual base salary of $275,000. On April 24, 2008, Mr. Mainz was promoted to Chief Executive Officer & President of the Company and was named as a member of the Board of Directors following Mr. Harness’s retirement.

The Committee determines on an annual basis whether Mr. Mainz’s base salary should be increased and, if so, the amount of such increase. For fiscal 2009, Mr. Mainz’s base salary was $402,111. In addition, under the terms of his employment agreement, Mr. Mainz is eligible to receive discretionary bonuses pursuant to the Incentive Plan of 50% of his base salary. Mr. Mainz did not receive an incentive payment in fiscal 2009. With respect to the portion of Mr. Mainz’s compensation that was paid in euros, all dollar amounts provided above were determined based on the average exchange rate of euros to U.S. dollars for fiscal 2009, which was approximately €1.00/$1.30.

The Company is also obligated to provide Mr. Mainz with a company-leased vehicle for business and personal use, and he is entitled to participate in employee benefit plans, programs and other arrangements currently in effect. In addition, Mr. Mainz will be reimbursed for all reasonable travel, entertainment and other expenses incurred during performance of his duties in accordance with the Company’s expense reimbursement policy. The Company is also obligated to provide certain benefits to Mr. Mainz in relation to his status as an expatriate working in the United States, including economy-class airline tickets for Mr. Mainz and his family to visit Europe once annually, taxation support and visa assistance, and Mr. Mainz is entitled to continue to participate in his German retirement and social security plans. See “2009 Executive Compensation Components—Welfare and retirement benefits” above and “Pension Benefits” below. Lastly, Mr. Mainz is entitled to receive certain payments and benefits in the event of his termination and upon a change in control of the Company pursuant to the terms of his employment agreement. See “Potential Payments Upon Termination or Change-in-Control.”

Alfred C. Giammarino

Effective as of December 1, 2007, Mr. Giammarino entered into an employment agreement with the Company. On May 31, 2008, Mr. Giammarino resigned from his position as the Chief Financial Officer of the Company. Mr. Giammarino briefly served as a consultant to the Company following his resignation.

Mr. Giammarino’s consulting agreement, discussed below, superseded and replaced his prior employment agreement with the Company. The employment agreement provided for an initial annual base salary of $295,000. Prior to Mr. Giammarino’s resignation, the Committee determined on an annual basis, based on the recommendation of the CEO, whether Mr. Giammarino’s base salary should be increased and, if so, the amount of such increase. For fiscal 2009, Mr. Giammarino’s base salary was $49,168, reflecting his partial-year service. In addition, under the terms of the employment agreement, Mr. Giammarino was eligible to receive discretionary bonuses pursuant to the Incentive Plan of 40% of his base salary, subject to the performance and other conditions that the CEO determined on an annual basis, subject to the approval of the Committee. In recognition of his work prior to his resignation, Mr. Giammarino received a bonus payment of $39,294 in fiscal 2009.

On July 11, 2008, Mr. Giammarino entered into a consulting agreement with the Company, effective as of May 30, 2008. Mr. Giammarino’s consulting services under the agreement had a six-month term, commencing July 1, 2008 and ending December 31, 2008, unless the Company terminated Mr. Giammarino’s services before that time. The Company terminated Mr. Giammarino’s services under the consulting agreement on September 30, 2008. The consulting agreement provided for a monthly fee of $20,000. The Company was also obligated to reimburse Mr. Giammarino for all reasonable and documented expenses incurred during the performance of his duties in Raleigh, North Carolina under the consulting agreement. In addition, the Company allowed Mr. Giammarino to continue using an apartment leased by the Company in Raleigh at no cost until the lease expired in August 2008 and thereafter the Company was obligated to pay for a hotel room for Mr. Giammarino when his duties required him to visit Raleigh. Finally, the Company was obligated to provide Mr. Giammarino with a company-leased vehicle for business and personal use during the term of his services.

Jeffrey J. Kyle

Effective as of December 8, 2008, Mr. Kyle entered into an employment agreement with the Company. The agreement is terminable at will by either party. The employment agreement provided for an initial annual base salary of $275,000. The Committee determines on an annual basis, based on the recommendation of the CEO, whether Mr. Kyle’s base salary should be increased and, if so, the amount of such increase. For fiscal 2009, Mr. Kyle’s base salary was $86,556, reflecting his partial-year service. In addition, under the terms of the agreement, Mr. Kyle is eligible to receive discretionary bonuses pursuant to the Incentive Plan of 40% of his base salary, subject to the performance and other conditions that the CEO determines on an annual basis, subject to the approval of the Committee. Based on his hire date, Mr. Kyle was not eligible to receive an incentive payment in fiscal 2009. However, Mr. Kyle will receive a guaranteed incentive payment of $27,500 for the fourth quarter of fiscal 2009 under the Incentive Plan based on the terms of his employment agreement. This amount will be paid in fiscal 2010, subject to the terms and conditions of the Incentive Plan. See “Grants of Plan-Based Awards.”

The Company is also obligated to provide Mr. Kyle with a company-leased vehicle for business and personal use, and he is entitled to participate in employee benefit plans, programs and other arrangements currently in effect. In addition, subject to the approval of the CEO, Mr. Kyle will be reimbursed for all reasonable travel, entertainment and other expenses incurred during performance of his duties in accordance with the Company’s expense reimbursement policy. Mr. Kyle is also entitled to reimbursement for certain expenses incurred in connection with his relocation to the Raleigh, North Carolina area, provided that Mr. Kyle will be obligated to pay back all or a portion of these expenses to the Company under the terms of his relocation payback agreement if his employment is terminated before December 8, 2010. See “All Other Compensation.” Lastly, Mr. Kyle is entitled to receive certain payments and benefits in the event of his termination and upon a change in control of the Company pursuant to the terms of his employment agreement. See “Potential Payments Upon Termination or Change-in-Control.”

José Hernandez

Effective as of December 1, 2004, Mr. Hernandez entered into an employment agreement with the Company, as amended on January 18, 2008. The agreement may be terminated by either party on June 30 or December 31 each year by providing twelve months’ prior notice. The employment agreement provided for an initial annual base salary of $260,850, subject to annual increases in the Committee’s discretion. For fiscal 2009, Mr. Hernandez’s base salary was $336,804. On January 31, 2008, the Company announced the appointment of Mr. Hernandez to Vice President, Global Water & Heat, a newly formed business unit. In addition, under the terms of his employment agreement, Mr. Hernandez is eligible to receive discretionary bonuses pursuant to the Incentive Plan of 40% of his base salary. Mr. Hernandez received an incentive payment of $128,302 in fiscal 2009. All dollar amounts provided above were determined based on the average exchange rate of euros to U.S. dollars for fiscal 2009, which was approximately €1.00/$1.30, except with respect to Mr. Hernandez’s incentive payment, which was based on the exchange rate at the time of payment of €1.00/$1.58.

The Company is also obligated to provide Mr. Hernandez with a company-leased vehicle for business and personal use, and he is entitled to participate in all employee fringe benefit plans offered to our management level employees in Germany. In addition, Mr. Hernandez will be reimbursed for all reasonable travel, entertainment and other expenses incurred during performance of his duties in accordance with the Company’s expense reimbursement policy. The Company is also obligated to provide certain pension benefits to Mr. Hernandez. See “2009 Executive Compensation Components—Welfare and retirement benefits” above and “Pension Benefits” below. Lastly, Mr. Hernandez is entitled to receive certain payments and benefits in the event of his death or disability pursuant to the terms of his employment agreement. See “Potential Payments Upon Termination or Change-in-Control.”

William T. Yeates

Effective as of July 1, 2008, Mr. Yeates entered into an employment agreement with the Company. The agreement is terminable at will by either party. The employment agreement provided for an initial annual base salary of $325,008. The Committee determines on an annual basis, based on the recommendation of the CEO, whether Mr. Yeates’ base salary should be increased and, if so, the amount of such increase. For fiscal 2009, Mr. Yeates’ base salary was $243,756, reflecting his partial-year service. In addition, under the terms of the agreement, Mr. Yeates is eligible to receive discretionary bonuses pursuant to the Incentive Plan of 40% of his base salary, subject to the performance and other conditions that the CEO determines on an annual basis, subject to the approval of the Committee. Mr. Yeates will receive a guaranteed incentive payment of $32,500 for the second quarter of fiscal 2009 and a minimum payment of $16,250 for the third quarter of fiscal 2009 and Mr. Yeates is eligible to receive a discretionary bonus for the fourth quarter of fiscal 2009, in each case under the Incentive Plan, based on the terms of his employment agreement. These amounts will be paid in fiscal 2010, subject to the terms and conditions of the Incentive Plan. See “Grants of Plan-Based Awards.”

The Company is also obligated to provide Mr. Yeates with a company-leased vehicle for business and personal use, and he is entitled to participate in employee benefit plans, programs and other arrangements currently in effect. In addition, subject to the approval of the CEO, Mr. Yeates will be reimbursed for all reasonable travel, entertainment and other expenses incurred during performance of his duties in accordance with the Company’s expense reimbursement policy. Mr. Yeates is also entitled to reimbursement for certain expenses incurred in connection with his relocation to the Raleigh, North Carolina area, provided that Mr. Yeates may be obligated to pay back all or a portion of these expenses to the Company under the terms of his relocation payback agreement if his employment is terminated before July 1, 2010. See “All Other Compensation.” Lastly, Mr. Yeates is entitled to receive certain payments and benefits in the event of his termination and upon a change in control of the Company pursuant to the terms of his employment agreement. See “Potential Payments Upon Termination or Change-in-Control.”

Compensation Committee Report

The Compensation Committee of the Board of Directors oversees the Company’s compensation program on behalf of the Board of Directors. The Committee has reviewed and discussed with the Company’s management the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K. Based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K filed with the SEC.

Compensation Committee

Thomas H. Quinn

Jonathan F. Boucher

Gerald J. Cardinale

H. Russel Lemcke

Summary Compensation Table

The following table provides information regarding the compensation of the Company’s CEO, CFO and our other NEOs, who were serving as such during and at the end of fiscal 2009. All dollar amounts are rounded to the nearest dollar.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Daniel W. Harness (3),(4)	2009	39,167	—	—	—	—	588,571	627,738
Former Chief Executive Officer & President	2008	463,756	—	—	—	38,095	35,672	537,523
	2007	438,756	—	—	224,004	36,281	45,807	744,848
Peter Mainz (5),(6),(7)	2009	402,111	—	1,336	—	44,424	27,152	475,023
Chief Executive Officer & President	2008	364,984	—	—	—	50,714	23,897	439,595
	2007	317,514	—	—	150,000	46,358	33,063	546,935
Alfred C. Giammarino (8)	2009	49,168	39,294	(253)	—	—	60,912	149,121
Former Chief Financial Officer	2008	98,336	—	253	—	—	14,279	112,868
Michael S. Buchanan (9) Former Interim Chief Financial Officer	2009	147,442	35,000	1,120	—	—	15,622	199,184
Jeffrey J. Kyle (10) Chief Financial Officer	2009	86,556	—	2,487	—	—	96,721	185,764
Colin Flannery (11)	2009	266,877	—	1,906	—	—	28,478	297,261
Vice President and General Counsel	2008	255,633	—	869	—	—	34,105	290,607
	2007	53,047	—	—	—	—	6,491	59,538
José Hernandez (7),(12),(13)	2009	336,804	—	1,523	128,302	(37,447)	15,529	444,711
Executive Vice President, Global Water & Heat	2008	369,865	38,652	—	125,202	98,320	33,799	665,838
	2007	310,404	—	—	87,290	119,397	63,926	581,017
William T. Yeates (14),(15) Executive Vice President, Conservation Solutions	2009	243,756	—	5,883	—	—	314,523	564,162

(1)	Awards are made in April of the applicable fiscal year and paid in June of the next fiscal year.
(2)	See “All Other Compensation” below for full details.
(3)	On April 24, 2008, Mr. Harness retired as the Chief Executive Officer & President of the Company and was appointed as the non-executive Vice Chairman of the Board of Directors of the Company. Mr. Harness continues to provide services to the Company in a consulting capacity pursuant to the terms of his consulting agreement.
(4)	The change in pension value for Mr. Harness represents the then-present value of hypothetical contributions by the Company under the SERP in the applicable fiscal year. Because of Mr. Harness’s retirement, the SERP terminated on April 24, 2008. In settlement of its obligations under the SERP, on December 31, 2008, the Company paid to Mr. Harness an amount equal to $125,576, which amount represented the cash surrender value of an insurance policy purchased by the Company to assist it in satisfying its obligations under the SERP. That payment is reflected in “All Other Compensation” for Mr. Harness in fiscal 2009 in the table above. Had that payment not been made, the change in pension value for fiscal 2009 would have been $40,000.
(5)

On August 24, 2007, the Company announced the appointment of Mr. Mainz to serve as the Company’s Chief Operating Officer (“COO”), effective August 20, 2007, and on April 24, 2008, Mr. Mainz was promoted to Chief Executive Officer & President of the Company and was named as a member of the Board of Directors following Mr. Harness’s retirement. Prior to becoming COO, Mr. Mainz served as Executive

Vice President, Operations and Chief Financial Officer. Mr. Mainz maintained the responsibilities of the Company’s Chief Financial Officer until the appointment of Mr. Giammarino. In connection with his appointment as COO, Mr. Mainz’s annual base salary was increased to $375,000 and his target bonus under the Incentive Plan was increased to 45% of his base salary. As part of the Committee’s annual performance and compensation review, Mr. Mainz’s target bonus under the Incentive Plan was increased to 50%.

(6)	With respect to the portion of Mr. Mainz’s compensation that was paid in euros, all dollar amounts provided in the table above for fiscal 2007, 2008 and 2009 were determined based on the average exchange rate of euros to U.S. dollars during the applicable fiscal year, which was approximately €1.00/$1.28 for fiscal 2007, €1.00/$1.41 for fiscal 2008 and €1.00/$1.30 for fiscal 2009.
(7)	The change in pension value for each of Messrs. Mainz and Hernandez for fiscal 2007 is based on pension values at March 31, 2006 of $224,036 and $47,727, respectively, and pension values at March 31, 2007 of $270,393 and $167,124, respectively. The change in pension value for each of Messrs. Mainz and Hernandez for fiscal 2008 is based on pension values at March 31, 2007 of $270,393 and $167,124, respectively, and pension values at March 31, 2008 of $321,107 and $265,444 respectively. The change in pension value for each of Messrs. Mainz and Hernandez for fiscal 2009 is based on pension values at March 31, 2008 of $321,107 and $265,444 respectively, and the amount disclosed in the Pension Benefits table below.
(8)	On November 28, 2007, the Company announced the appointment of Mr. Giammarino to serve as the Company’s Chief Financial Officer, effective December 1, 2007. Because Mr. Giammarino was hired in fiscal 2008, he did not receive any compensation from the Company in fiscal 2007. On May 31, 2008, Mr. Giammarino resigned from his position as the Company’s Chief Financial Officer. Mr. Giammarino briefly served as a consultant to the Company following his resignation.
(9)	On June 1, 2008, Mr. Buchanan was appointed Interim Chief Financial Officer. He served in that position until December 7, 2008 when he returned full-time to his position as the Company’s Vice President, Tax and Treasury. In connection with his service as Interim Chief Financial Officer, Mr. Buchanan’s base salary was increased to $151,650 and his target bonus under the Incentive Plan was increased to 25% of his base salary. In addition, he received a supplemental monthly bonus of $5,000 during the term in which he served as Interim Chief Financial Officer for a total of $35,000, as reflected in the table above.
(10)	On December 8, 2008, the Company announced the appointment of Mr. Kyle to serve as the Company’s Chief Financial Officer, effective December 8, 2008. Because Mr. Kyle was hired in fiscal 2009, he did not receive any compensation from the Company in fiscal 2008.
(11)	On January 15, 2007, the Company hired Mr. Flannery and on January 26, 2007 announced his appointment to serve as the Company’s Vice President and General Counsel, effective March 31, 2007.
(12)	On January 31, 2008, the Company announced the appointment of Mr. Hernandez to Vice President, Global Water & Heat, a newly formed business unit. In connection with his promotion, the Company approved a one-time bonus in fiscal 2008 for Mr. Hernandez in the amount of $38,652, as reflected in the table above.
(13)	With respect to the portion of Mr. Hernandez’s compensation that was paid in euros, all dollar amounts provided in the table above for fiscal 2007, 2008 and 2009 were determined based on the average exchange rate of euros to U.S. dollars during the applicable fiscal year, which was approximately €1.00/$1.28 for fiscal 2007, €1.00/$1.41 for fiscal 2008 and €1.00/$1.30 for fiscal 2009, except with respect to Mr. Hernandez’s one-time bonus in fiscal 2008, which was based on the exchange rate at the time of payment of €1.00/$1.49, Mr. Hernandez’s non-equity incentive plan award in fiscal 2008, which was based on the exchange rate at the time of payment of €1.00/$1.34, and Mr. Hernandez’s non-equity incentive plan award in fiscal 2009, which was based on the exchange rate at the time of payment of €1.00/$1.58.
(14)	On July 1, 2008, the Company appointed Mr. Yeates to the position of Vice President, AMI & Electric. Because Mr. Yeates was hired in fiscal 2009, he did not receive any compensation from the Company in fiscal 2008.
(15)	Mr. Yeates will receive a guaranteed incentive payment of $32,500 for the second quarter of fiscal 2009 and a minimum payment of $16,250 for the third quarter of fiscal 2009 and Mr. Yeates is eligible to receive a discretionary bonus for the fourth quarter of fiscal 2009, in each case under the Incentive Plan, based on the terms of his employment agreement. These amounts will be paid in fiscal 2010, subject to the terms and conditions of the Incentive Plan.

All Other Compensation

The following table identifies all other compensation included in the Summary Compensation Table and consists of perquisites and other personal benefits afforded the NEOs. All dollar amounts are rounded to the nearest dollar.

Name	Fiscal Year	Company- Leased Vehicle ($)	Tax Preparation Fee/Tax Reimbursement ($)	Relocation, Rent & Personal Travel ($)	Company Match Contributions to 401(k) Plans ($)	Company 4.2% Contributions to 401(k) Plans ($)	Pensionable Earnings in Excess of IRS Limit ($)(1)	Severance Pay and SERP Payment ($)	Consulting Payment ($)	Total ($)
Daniel W. Harness (2)	2009	12,794	—	—	1,151	9,660	654	211,809	352,503	588,571
	2008	9,484	—	—	6,175	9,450	10,563	—	—	35,672
	2007	11,076	—	—	6,493	9,240	18,998	—	—	45,807

Peter Mainz (3),(4),(5)	2009	5,503	7,400	6,235	8,014	—	—	—	—	27,152
	2008	4,665	2,150	8,682	8,400	—	—	—	—	23,897
	2007	4,400	6,500	5,496	7,427	9,240	—	—	—	33,063

Alfred C. Giammarino (6),(7)	2009	805	—	8,834	3,538	6,813	—	—	40,922	60,912
	2008	—	—	10,296	2,950	1,033	—	—	—	14,279

Michael S. Buchanan (8)	2009	1,539	—	—	6,686	7,397	—	—	—	15,622

Jeffrey J. Kyle (9),(10)	2009	—	—	25,194	458	748	—	—	70,321	96,721

Colin Flannery (11)	2009	9,482	—	—	7,872	9,660	1,464	—	—	28,478
	2008	8,008	—	7,348	8,186	9,450	1,113	—	—	34,105
	2007	—	—	4,634	1,857	—	—	—	—	6,491

José Hernandez (3),(12),(13)	2009	15,529	—	—	—	—	—	—	—	15,529
	2008	16,859	—	16,940	—	—	—	—	—	33,799
	2007	15,286	33,280	15,360	—	—	—	—	—	63,926

William T. Yeates (14),(15)	2009	761	—	303,687	3,250	6,825	—	—	—	314,523

(1)	For purposes of calculating the 4.2% contribution made to individual 401(k) accounts, the IRS required a limit to compensation of $230,000, $225,000 and $220,000 for calendar years 2008, 2007 and 2006, respectively. The Company paid the remainder of the 4.2% of pensionable earnings as additional compensation to all employees affected by the IRS limit.
(2)	On April 24, 2008, Mr. Harness retired as the Chief Executive Officer & President of the Company and was appointed as the non-executive Vice Chairman of the Board of Directors of the Company. Mr. Harness continues to provide services to the Company in a consulting capacity pursuant to the terms of his consulting agreement. As a result of Mr. Harness’s retirement, he received a severance payment of $86,233 and a payment of $125,576, which represented the cash surrender value of an insurance policy purchased by the Company to assist it in satisfying its obligations under the SERP, in settlement of the Company’s obligations under the SERP. The severance payment consisted of two months base salary in the amount of $78,334, a tax gross up payment for life insurance in the amount of $6,208 and a lump-sum payment representing the annual conversion cost of the Company’s disability plan in the amount of $1,691.
(3)	With respect to the portion of Messrs. Mainz’s and Hernandez’s other compensation that was paid in euros, all dollar amounts provided in the table above for fiscal 2007, 2008 and 2009 were determined based on the average exchange rate of euros to U.S. dollars during the applicable fiscal year, which was approximately €1.00/$1.28 for fiscal 2007, €1.00/$1.41 for fiscal 2008 and €1.00/$1.30 for fiscal 2009.
(4)	On January 1, 2007, the Company amended its 401(k) Plan such that any employee who participates in a foreign pension plan is not eligible to receive the Company contribution of 4.2%. Thus, Mr. Mainz, due to his participation in the German Pension, was not eligible for the 4.2% Company contribution in fiscal 2008 or fiscal 2009.
(5)	Personal travel benefits paid to Mr. Mainz by the Company of $ 6,235, $8,682 and $5,496 for fiscal 2009, 2008 and 2007 respectively, as reflected in the table above, represent reimbursements for economy-class airline tickets to Europe for Mr. Mainz and his family. These benefits were provided pursuant to Mr. Mainz’s employment agreement due to his status as an expatriate working in the United States. See “2009 Executive Compensation Components—Employment Agreements.”
(6)	On November 28, 2007, the Company announced the appointment of Mr. Giammarino to serve as the Company’s Chief Financial Officer, effective December 1, 2007. Because Mr. Giammarino was hired in fiscal 2008, he did not receive any compensation from the Company in fiscal 2007.
(7)	For fiscal 2008 and 2009, the Company paid for the rental of an apartment in Raleigh, North Carolina for Mr. Giammarino in the amounts of $10,926 and $8,834, respectively, as reflected in the table above, as part of his relocation benefit in accordance with the terms of his employment agreement.
(8)	On June 1, 2008, Mr. Buchanan was appointed Interim Chief Financial Officer. He served in that position until December 7, 2008 when he returned full-time to his position as the Company’s Vice President, Tax and Treasury.
(9)	On December 8, 2008, the Company announced the appointment of Mr. Kyle to serve as the Company’s Chief Financial Officer, effective December 8, 2008. Because Mr. Kyle was hired in fiscal 2009, he did not receive any compensation from the Company in fiscal 2008.
(10)	For fiscal 2009, the Company paid for the rental of an apartment in Raleigh, North Carolina for Mr. Kyle in the amount of $12,746 and relocation expenses of $12,448, as reflected in the aggregate in the table above, as part of his relocation benefit in accordance with the terms of his employment agreement. Under the terms of his relocation payback agreement, Mr. Kyle will be obligated to pay back 100% of his relocation expenses to the Company if his employment is terminated, voluntarily or involuntarily, before December 8, 2009 and a pro-rata portion thereof (as determined in accordance with the relocation payback agreement) if his employment is terminated, voluntarily or involuntarily, on or after December 8, 2009 but before December 8, 2010. If Mr. Kyle’s employment is terminated, voluntarily or involuntarily, on or after December 8, 2010, he will not be obligated to pay back any amount to the Company with respect to his relocation expenses.
(11)	For fiscal 2008 and 2007, the Company paid for the rental of an apartment in Raleigh, North Carolina for Mr. Flannery in the amounts of $6,988 and 4,634 respectively, and in fiscal 2008, the Company paid for relocation expenses of $360 for Mr. Flannery, in each case as reflected in the table above.

(12)	On January 31, 2008, the Company announced the appointment of Mr. Hernandez to Vice President, Global Water & Heat, a newly formed business unit. Prior to being promoted to Vice President, Water & Heat Metering Systems, Europe, South America & Asia Pacific, on November 1, 2005, Mr. Hernandez was Vice President for Central & South America. Despite maintaining a residence in Germany, Mr. Hernandez was exempt from paying income taxes in Germany since he resided in Chile for more than half the year and his job duties were not associated with Germany. Due to the Chilean tax laws, Mr. Hernandez also paid a minimal amount of Chilean taxes. As a result of his change in responsibilities, thus qualifying him as a full tax resident of Germany, Mr. Hernandez’s net income was reduced. Therefore, the Company agreed to a one-time transitional income adjustment in fiscal 2007 in the amount of $33,280, as reflected in the table above, to compensate Mr. Hernandez for his loss of net income.
(13)	Due to Mr. Hernandez’s full-time relocation to Germany, lease payments for an apartment in Chile made on his behalf by the Company ceased as of March 31, 2008. The lease payments for Mr. Hernandez’s apartment for fiscal 2008 and 2007 were $16,940 and $15,360, respectively, as reflected in the table above.
(14)	On July 1, 2008, the Company appointed Mr. Yeates to the position of Vice President, AMI & Electric. Because Mr. Yeates was hired in fiscal 2009, he did not receive any compensation from the Company in fiscal 2008.
(15)	For fiscal 2009, the Company paid relocation expenses of $303,687 for Mr. Yeates, as reflected in the table above, as part of his relocation benefit in accordance with the terms of his employment agreement. Under the terms of his relocation payback agreement, Mr. Yeates will be obligated to pay back 100% of his relocation expenses to the Company if Mr. Yeates terminates his employment before July 1, 2009 and a pro-rata portion thereof (as determined in accordance with the relocation payback agreement) if Mr. Yeates terminates his employment on or after July 1, 2009 but before July 1, 2010. If the Company terminates Mr. Yeates’ employment before July 1, 2009, Mr. Yeates will be obligated, at the Company’s election, to pay back all or a portion of his relocation expenses to the Company (as determined in the Company’s discretion). If the Company terminates Mr. Yeates’ employment on or after July 1, 2009 but before July 1, 2010, Mr. Yeates will be obligated, at the Company’s election, to pay back a pro-rata portion of his relocation expenses to the Company (as determined in accordance with the relocation payback agreement). If Mr. Yeates’ employment is terminated, voluntarily or involuntarily, on or after July 1, 2010, he will not be obligated to pay back any amount to the Company with respect to his relocation expenses.

Grants of Plan-Based Awards

The following table identifies potential earnings of the NEOs under the Incentive Plan for awards granted for fiscal 2009 and payable in fiscal 2010 and grants of stock options to purchase common shares of Bermuda 1 under the Stock Option Plan in fiscal 2009. See “2009 Executive Compensation Components—Performance-based incentive compensation” and “—Long-term incentive compensation.” The target amount pursuant to the Incentive Plan for management adjusted EBITDA and operating cash flow for fiscal 2009 was $117,068,000 and $84,087,000, respectively. Therefore, incentive payments for fiscal 2009 for Messrs. Mainz, Buchanan and Flannery, who are headquarters employees, and Mr. Hernandez who is a business unit employee, will be determined based on audited financial statements for fiscal 2009. Mr. Yeates, who is a business unit employee, will receive a guaranteed incentive payment of $32,500 for the second quarter of fiscal 2009 and a minimum payment of $16,250 for the third quarter of fiscal 2009 and Mr. Yeates is eligible to receive a discretionary bonus for the fourth quarter of fiscal 2009, in each case under the Incentive Plan, based on the terms of his employment agreement. These amounts will be paid in fiscal 2010, subject to the terms and conditions of the Incentive Plan. Mr. Kyle, who is also a headquarters employee, will receive a guaranteed incentive payment of $27,500 for the fourth quarter of fiscal 2009 under the Incentive Plan based on the terms of his employment agreement. This amount will be paid in fiscal 2010, subject to the terms and conditions of the Incentive Plan. Messrs. Mainz, Buchanan, Kyle, Flannery and Yeates received grants of options in the amount of 40,000, 15,000, 50,000, 20,000 and 50,000 shares, respectively, and Mr. Hernandez received grants of options in the amount of 50,000 and 15,000 shares, in each case of Class B common stock of Bermuda 1 under the Stock Option Plan in fiscal 2009.

The following table identifies potential earnings of the NEOs under the Incentive Plan for awards granted in fiscal 2009 and payable in fiscal 2010 and grants of stock options to purchase common shares of Bermuda 1 under the Stock Option Plan in fiscal 2009. All dollar amounts are rounded to the nearest dollar.

Name	Grant Date	Estimated Possible Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)(2)
Daniel W. Harness (4)	April 1, 2008	23,500	235,000	—	—	—	—
Peter Mainz	April 1, 2008	20,156	201,563	—	—	—	—
Peter Mainz	November 17, 2008				40,000	6.00	1,336
Alfred C. Giammarino (5)	April 1, 2008	11,800	118,000	—	—	—	—
Michael S. Buchanan	April 1, 2008	5,394	53,940	—	—	—	—
Michael S. Buchanan	November 17, 2008	—	—	—	15,000	6.00	501
Jeffrey J. Kyle	December 8, 2008	27,500	27,500	27,500	—	—	—
Jeffrey J. Kyle	December 8, 2008	—	—	—	50,000	6.00	2,487
Colin Flannery	April 1, 2008	9,013	90,128	—	—	—	—
Colin Flannery	November 17, 2008	—	—	—	20,000	6.00	668
José Hernandez	April 1, 2008	13,628	136,282	—	—	—	—
José Hernandez	April 24, 2008	—	—	—	50,000	5.50	1,022
José Hernandez	November 17, 2008	—	—	—	15,000	6.00	501
William T. Yeates	July 1, 2008	48,750	97,502	—	—	—	—
William T. Yeates	July 1, 2008	—	—	—	50,000	5.50	5,883

(1)	Non-equity awards granted under the Incentive Plan in April of fiscal 2009 and payable in June of fiscal 2010.
(2)	Except in the case of Mr. Kyle, who will receive a guaranteed incentive payment of $27,500 in fiscal 2010 based on the terms of his employment agreement, the maximum award is uncapped. Additional award payments for performance in excess of the target are prorated at a rate equivalent to 150% for results at 110% of the target, 200% for results at 120% of the target and so on.
(3)	Awards of stock options to purchase Class B common shares of Bermuda 1 under the Stock Option Plan granted in fiscal 2009.
(4)	On April 24, 2008, Mr. Harness retired as the Chief Executive Officer & President of the Company and was appointed as the non-executive Vice Chairman of the Board of Directors of the Company. Mr. Harness continues to provide services to the Company in a consulting capacity pursuant to the terms of his consulting agreement. Although granted before his retirement, Mr. Harness is not entitled to an incentive payment for fiscal 2009 as a result of his retirement.
(5)	On May 31, 2008, Mr. Giammarino resigned from his position as the Company’s Chief Financial Officer. Mr. Giammarino briefly served as a consultant to the Company following his resignation. Although granted before his resignation, Mr. Giammarino is not entitled to receive an incentive payment for fiscal 2009 as a result of his resignation.

Outstanding Equity Awards at Fiscal Year-End

In July 2007, Messrs. Buchanan and Flannery received grants of options in the amount of 20,000 and 40,000 shares of Class B common stock of Bermuda 1, respectively, under the Stock Option Plan. In April 2008, Mr. Hernandez received a grant of options in the amount of 50,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. In July 2008, Mr. Yeates received a grant of options in the amount of 50,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. In November 2008, Messrs. Mainz, Buchanan, Flannery and Hernandez received grants of options in the amount of 40,000, 15,000, 20,000 and 15,000 shares of Class B common stock of Bermuda 1, respectively, under the Stock Option Plan. In December 2008, Mr. Kyle received a grant of options in the amount of 50,000 shares of Bermuda 1 Class B common stock. See “2009 Executive Compensation Components—Long-term incentive compensation.” The options awarded under the Stock Option Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. The following table provides information regarding the unexercised portions of these grants as of March 31, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Daniel W. Harness	—	—	—

Peter Mainz	40,000	6.00	November 17, 2018

Alfred C. Giammarino (1)	—	—	—

Michael S. Buchanan	20,000	5.50	July 19, 2017
	15,000	6.00	November 17, 2018

Jeffrey J. Kyle	50,000	6.00	December 8, 2018

Colin Flannery	40,000	5.50	July 19, 2017
	20,000	6.00	November 17, 2018

Jose Hernandez	50,000	5.50	April 24, 2018
	15,000	6.00	November 17, 2018

William T. Yeates	50,000	5.50	July 1, 2018

(1)	In December 2007, Mr. Giammarino received a grant of options in the amount of 50,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. These options had an exercise price of $5.50 per share and were made in accordance with and subject to the terms and conditions of the Stock Option Plan. In accordance with the terms of Mr. Giammarino’s award agreement, none of these options had vested before his resignation from the Company on May 31, 2008 and, as a result, the options terminated upon the effective date of Mr. Giammarino’s resignation.

Option Exercises and Stock Vested

In March and December 2004, Messrs. Harness, Mainz and Hernandez were issued 200,000, 140,000 and 10,000 restricted Class B common shares of Bermuda 1, respectively, under the Restricted Share Plan. In July 2007, Messrs. Buchanan and Flannery received grants of options in the amount of 20,000 and 40,000 shares of Class B common stock of Bermuda 1, respectively, under the Stock Option Plan. In April 2008, Mr. Hernandez received a grant of options in the amount of 50,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. In July 2008, Mr. Yeates received a grant of options in the amount of 50,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. In November 2008, Messrs. Mainz, Buchanan, Flannery and Hernandez received grants of options in the amount of 40,000, 15,000, 20,000 and 15,000 shares of Class B common stock of Bermuda 1, respectively, under the Stock Option Plan. In December 2008, Mr. Kyle received a grant of options in the amount of 50,000 shares of Bermuda 1 Class B common stock. See “2009 Executive Compensation Components—Long-term incentive compensation.” The restricted Class B common shares awarded under the Restricted Share Plan and the options awarded under the Stock Option Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. None of Messrs. Mainz’s, Buchanan’s, Kyle’s, Flannery’s, Hernandez’s or Yeates’ options to purchase Class B common stock of Bermuda 1 have vested and none were exercised in fiscal 2009. See “Outstanding Equity Awards at Fiscal Year-End.” The following table provides information regarding the portions of the restricted share grants to Messrs. Harness, Mainz and Hernandez that vested during fiscal 2009.

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Daniel W. Harness (2)	40,000	240,000
Peter Mainz	28,000	168,000
Alfred C. Giammarino (3)	—	—
Michael S. Buchanan	—	—
Jeffrey J. Kyle	—	—
Colin Flannery	—	—
Jose Hernandez	2,000	12,000
William T. Yeates	—	—

(1)	The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to $6.00 per share, which is equivalent to the exercise price at which stock options were granted in November 2008.
(2)	On April 24, 2008, Mr. Harness retired as the Chief Executive Officer & President of the Company and was appointed as the non-executive Vice Chairman of the Board of Directors of the Company. Mr. Harness continues to provide services to the Company in a consulting capacity pursuant to the terms of his consulting agreement. As part of his severance arrangement, Mr. Harness maintained ownership of the 160,000 shares granted to him under the Restricted Share Plan that vested prior to his retirement and the remaining 40,000 shares vested on December 31, 2008, as reflected in the table above. See “Potential Payments Upon Termination or Change-in-Control.”
(3)	In December 2007, Mr. Giammarino received a grant of options in the amount of 50,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. These options had an exercise price of $5.50 per share and were made in accordance with and subject to the terms and conditions of the Stock Option Plan. In accordance with the terms of Mr. Giammarino’s award agreement, none of these options had vested before his resignation from the Company on May 31, 2008 and, as a result, the options terminated upon the effective date of Mr. Giammarino’s resignation.

Pension Benefits

The following table discloses the actuarial present value of the accrued benefits to Messrs. Mainz and Hernandez under the German Pension and Messrs. Mainz’s and Hernandez’s years of credited service under the German Pension. See “2009 Executive Compensation Components—Welfare and retirement benefits.” No other NEOs are entitled to receive pension benefits from the Company. With respect to the calculation of the actuarial present value of the accrued benefits to Messrs. Mainz and Hernandez under the German Pension, the exchange rate for the conversion of amounts denominated in euros to U.S. dollars on March 31, 2009 was approximately €1.00/$1.33. All dollar amounts are rounded to the nearest dollar.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
Daniel W. Harness (1)	—	—	—
Peter Mainz	Sensus German Management Pension Program	10	365,531
Alfred C. Giammarino	—	—	—
Michael S. Buchanan	—	—	—
Jeffrey J. Kyle	—	—	—
Colin Flannery	—	—	—
José Hernandez	Sensus German Management Pension Program	7	227,997
William T. Yeates	—	—	—

(1)	On April 24, 2008, Mr. Harness retired as the Chief Executive Officer & President of the Company and was appointed as the non-executive Vice Chairman of the Board of Directors of the Company. Mr. Harness continues to provide services to the Company in a consulting capacity pursuant to the terms of his consulting agreement. Because of Mr. Harness’s retirement, the SERP terminated on April 24, 2008. In settlement of its obligations under the SERP, on December 31, 2008, the Company paid to Mr. Harness an amount equal to $125,576, which amount represented the cash surrender value of an insurance policy purchased by the Company to assist it in satisfying its obligations under the SERP. Had that payment not been made, the present value of the accumulated benefit for fiscal 2009 would have been $200,000.

Potential Payments Upon Termination or Change-in-Control

The following is a discussion of the potential payments and benefits required for each NEO as of March 31, 2009 in the event of termination and upon a change in control of the Company.

Daniel W. Harness

On April 24, 2008, Mr. Harness retired as the Chief Executive Officer & President of the Company and was appointed as the non-executive Vice Chairman of the Board of Directors of the Company. Mr. Harness continues to provide services to the Company in a consulting capacity.

On June 10, 2008, Mr. Harness entered into a consulting agreement with the Company, effective as of April 24, 2008. Mr. Harness’s consulting agreement superseded and replaced his prior employment agreement with the Company. Under the terms of consulting agreement, Mr. Harness received the following benefits as a result of his retirement: a) accrued and unpaid base salary for periods prior to June 30, 2008, payable in regular installments in accordance with the Company’s normal payroll practices and in accordance with applicable law; b) a bonus, if any, under the Incentive Plan for fiscal 2008; c) a lump-sum payment equal to $1,691 representing the annual conversion cost of the Company’s disability plan; d) a lump-sum payment equal to $125,576 in full satisfaction of the Company’s obligations to Mr. Harness under the SERP; and e) any other benefits required by law to be provided after termination of employment. Mr. Harness did not ultimately receive an incentive payment for fiscal 2008. In addition, Mr. Harness holds 200,000 Class B common shares of Bermuda 1 that were issued under the Restricted Share Plan and for which Mr. Harness paid $2,000. Pursuant to Mr. Harness’s consulting agreement, Mr. Harness maintained ownership of the 160,000 shares that vested prior to his retirement and the remaining 40,000 shares vested on December 31, 2008. See “Option Exercises and Stock Vested.”

In addition to the benefits Mr. Harness received upon his retirement, Mr. Harness is also entitled to receive certain payments under the consulting agreement upon the termination of his services in certain cases. The Company may terminate Mr. Harness’s consulting agreement on ten days’ prior notice. However, if the Company terminates Mr. Harness’s consulting services without cause or in the absence of a material breach by Mr. Harness before the term expires on June 30, 2011, the Company will be obligated to pay Mr. Harness all amounts owing to Mr. Harness for his services under the consulting agreement from the termination date through June 30, 2011.

The following table quantifies amounts that would have been payable to Mr. Harness in the event his services under the consulting agreement were terminated by the Company, assuming the termination occurred on March 31, 2009. All dollar amounts are rounded to the nearest dollar.

Termination Event	Payment ($)
By the Company Without Cause/Material Breach by Consultant	477,500
Mutual Agreement, Death/Disability, by Consultant or by the Company for Cause/Material Breach by Consultant	—

Under the terms of his consulting agreement, Mr. Harness remains subject to certain restrictive covenants in his employment agreement and restricted share agreement. These include obligations not to compete with us and not to solicit our employees, customers or others that have business relationships with the Company for two years following the expiration or termination of his consulting services; an undertaking to maintain the secrecy of our confidential and proprietary information; and a commitment not to make any false, defamatory or disparaging statements about the Company or its affiliates.

Peter Mainz

The Company’s employment agreement with Mr. Mainz provides that, upon termination of employment, Mr. Mainz will be entitled to receive the sum of his unpaid accrued base salary through the date of termination, any unpaid travel expenses, any unpaid accrued vacation and any benefits required to be provided by law (such as COBRA). In addition, upon termination of employment by mutual agreement, due to Mr. Mainz’s death or disability or by Mr. Mainz for good reason, Mr. Mainz will be entitled to an amount equal to his annual base salary for 12 months; provided that if the termination occurs after a change in control of the Company, Mr. Mainz will be entitled to an amount equal to his stated annual base salary for 24 months. Upon termination of employment by the Company without cause, including the non-renewal of the term by the Company, Mr. Mainz will be entitled to an amount equal to his stated annual base salary for 12 months; provided that if the termination occurs after a change in control of the Company, Mr. Mainz will be entitled to an amount equal to his stated annual base salary for 24 months. Further, if Mr. Mainz decides to return to Germany following a termination of his employment by mutual agreement, due to Mr. Mainz’s disability, by Mr. Mainz for good reason or by the Company without cause, including the non-renewal of the term by the Company, the Company will be obligated to pay or reimburse Mr. Mainz for certain costs reasonably incurred by him relating to his repatriation to Europe, including lease breakage costs and moving expenses, in an amount up to $40,000 (the “Repatriation Expenses”). Upon termination of employment by the Company for cause or material breach or by Mr. Mainz without good reason, including the non-renewal of the term by Mr. Mainz, no additional amounts will be owed by the Company to Mr. Mainz under his employment agreement.

During the severance period, Mr. Mainz will also be entitled to continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination. In addition, any restricted shares and any options owned by Mr. Mainz pursuant to the Restricted Share Plan and the Stock Option Plan will vest upon the sale of all capital stock, or all or substantially all of the assets, of Bermuda 1. In December 2004, Mr. Mainz was issued 140,000 restricted Class B common shares of Bermuda 1 under the Restricted Share Plan. As of March 31, 2009, all of those shares had vested. See “Option Exercises and Stock Vested.” However, as of March 31, 2009, Mr. Mainz held an option to purchase 40,000 Class B common shares of Bermuda 1 under the Stock Option Plan, none of which shares had vested. The option has an exercise price of $6.00 per share. In the event that Mr. Mainz’s employment with the Company is terminated for any reason, the option will not vest with respect to any further shares beyond those that had previously vested, though Mr. Mainz’s vested options will remain exercisable for a period of six months under certain circumstances. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to $6.00 per share, which is equivalent to the exercise price at which stock options were granted in November 2008. See “2009 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.”

Lastly, upon retirement, Mr. Mainz will be entitled to his accrued pension benefit pursuant to eligibility under German law. At March 31, 2009, the actuarial present value of Mr. Mainz’s accrued benefit was $365,531 using an exchange rate for the conversion of euros to U.S. dollars of €1.00/$1.33. See “2009 Executive Compensation Components—Welfare and retirement benefits” and “Pension Benefits.”

The following table quantifies amounts that would have been payable to Mr. Mainz in the event of termination and upon a change in control of the Company, assuming the event occurred on March 31, 2009; that Mr. Mainz returned to Europe following the termination of his employment and the Repatriation Expenses equaled $40,000; and that the Company was not entitled to offset any such payments to Mr. Mainz against any base and bonus compensation earned by Mr. Mainz through alternate employment. All dollar amounts are rounded to the nearest dollar.

Termination Event	Payment ($)(1)
Mutual Agreement, Death/Disability or by Executive for Good Reason	465,000	(2)
Mutual Agreement Death/Disability or by Executive for Good Reason after a Change in Control	890,000	(2)
By the Company Without Cause	425,000
By the Company Without Cause after a Change in Control	850,000
By the Company for Cause/Material Breach or by the Executive Without Good Reason	—

(1)	For other payments and benefits to be received by Mr. Mainz upon a change in control of the Company and in the event of his retirement, see “Outstanding Equity Awards at Fiscal Year-End” and “Pension Benefits.”
(2)	An amount of $40,000 has been added to this payment with respect to the Repatriation Expenses. The Company will not owe this amount in the event Mr. Mainz’s employment is terminated due to his death.

Mr. Mainz is subject to certain restrictive covenants in his employment agreement and restricted share agreement. These include obligations not to compete with us and not to solicit our employees, customers or others that have business relationships with the Company for two years following termination of his employment; an undertaking to maintain the secrecy of our confidential and proprietary information; and a commitment not to make any false, defamatory or disparaging statements about the Company or its affiliates.

Alfred C. Giammarino

On May 31, 2008, Mr. Giammarino resigned from his position as the Chief Financial Officer of the Company. Mr. Giammarino briefly served as a consultant to the Company following his resignation.

On July 11, 2008, Mr. Giammarino entered into a consulting agreement with the Company, effective as of May 30, 2008. Mr. Giammarino’s consulting agreement superseded and replaced his prior employment agreement with the Company. Under the terms of consulting agreement, Mr. Giammarino received a bonus payment in fiscal 2009 in the amount of $39,294 in recognition of his work prior to his resignation. No additional amounts were paid to Mr. Giammarino as severance, and he did not receive any benefits from the Company following his resignation other than those provided in connection with his consulting services. See “2009 Executive Compensation Components—Employment Agreements.” Mr. Giammarino was also not entitled to receive any payments or benefits when his consulting agreement was terminated by the Company on September 30, 2008, other than payment for services rendered before that date. Finally, in accordance with the terms of Mr. Giammarino’s award agreement, none of the options to purchase 50,000 shares of Class B common stock of Bermuda 1 granted to Mr. Giammarino in December 2007 under the Stock Option Plan had vested before his resignation from the Company and, as a result, the options terminated upon the effective date of Mr. Giammarino’s resignation.

Under the terms of his consulting agreement, Mr. Giammarino remains subject to certain restrictive covenants in his employment agreement. These include obligations not to compete with us and not to solicit our employees, customers or others that have business relationships with the Company for two years following the expiration or termination of his consulting services; an undertaking to maintain the secrecy of our confidential and proprietary information; and a commitment not to make any false, defamatory or disparaging statements about the Company or its affiliates.

Michael S. Buchanan

Mr. Buchanan does not have a written employment agreement with the Company. If Mr. Buchanan’s employment with the Company was terminated in circumstances covered by the Severance Policy, he would be entitled to four weeks of base salary payments, which is the standard severance package under the Severance Policy, based on his time of service, available to all of our salaried employees. See “2009 Executive Compensation Components—Severance compensation.” Mr. Buchanan’s annual base salary for fiscal 2009 was $151,656. Therefore, in the event his employment with the Company was terminated in circumstances covered by the Severance Policy as of March 31, 2009, Mr. Buchanan would have been entitled to severance compensation in the amount of $11,666 under the Severance Policy. In addition, certain insurance benefits such as medical, dental and vision coverage may continue during the severance period, as long as subsidized employee premiums are paid by Mr. Buchanan.

Lastly, any options owned by Mr. Buchanan pursuant to the Stock Option Plan will vest upon the sale of all capital stock, or all or substantially all of the assets, of Bermuda 1. As of March 31, 2009, Mr. Buchanan held options to purchase 35,000 Class B common shares of Bermuda 1 under the Stock Option Plan, none of which shares had vested. The option grants for 20,000 and 15,000 shares have exercise prices of $5.50 and $6.00 per share, respectively. In the event that Mr. Buchanan’s employment with the Company is terminated for any reason, the option will not vest with respect to any further shares beyond those that had previously vested, though Mr. Buchanan’s vested options will remain exercisable for a period of six months under certain circumstances. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to $6.00 per share, which is equivalent to the exercise price at which stock options were granted in November 2008. See “2009 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.”

Mr. Buchanan is subject to certain restrictive covenants in his stock option agreement. These include obligations not to compete with us for two years following termination of his employment and not to solicit our employees, customers or others that have business relationships with the Company; an undertaking to maintain the secrecy of our confidential and proprietary information; and a commitment not to make any false, defamatory or disparaging statements about the Company or its affiliates.

Jeffrey J. Kyle

The Company’s employment agreement with Mr. Kyle provides that, upon termination of employment, Mr. Kyle will be entitled to receive the sum of his unpaid accrued base salary through the date of termination, any unpaid travel expenses, any unpaid accrued vacation and any benefits required to be provided by law (such as COBRA). In addition, upon termination of employment due to Mr. Kyle’s death or disability, Mr. Kyle will be entitled to an amount equal to his annual base salary for three months. Upon termination of employment by the Company without cause, Mr. Kyle will be entitled to an amount equal to his annual base salary for six months or through December 7, 2009, whichever is longer; provided that if the termination occurs after a change in control of the Company, Mr. Kyle will be entitled to an amount equal to his annual base salary for 12 months or through December 7, 2009, whichever is longer. Upon termination of employment by the Company for cause or by Mr. Kyle for any reason, no additional amounts will be owed by the Company to Mr. Kyle under his employment agreement.

During the severance period, Mr. Kyle will also be entitled to continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination. In addition, any options owned by Mr. Kyle pursuant to the Stock Option Plan will vest upon the sale of all capital stock, or all or substantially all of the assets, of Bermuda 1. As of March 31, 2009, Mr. Kyle held an option to purchase 50,000 Class B common shares of Bermuda 1 under the Stock Option Plan, none of which shares had vested. The option has an exercise price of $6.00 per share. In the event that Mr. Kyle’s employment with the Company is terminated for any reason, the option will not vest with respect to any further shares beyond those that had previously vested, though Mr. Kyle’s vested options will remain exercisable for a period of six months under certain circumstances. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to $6.00 per share, which is equivalent to the exercise price at which stock options were granted in November 2008. See “2009 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.”

In fiscal 2009, the Company paid relocation expenses of $12,448 as part of Mr. Kyle’s relocation benefit in accordance with the terms of his employment agreement. Under the terms of his relocation payback agreement, Mr. Kyle will be obligated to pay back 100% of his relocation expenses to the Company if his employment is terminated, voluntarily or involuntarily, before December 8, 2009 and a pro-rata portion thereof (as determined in accordance with the relocation payback agreement) if his employment is terminated, voluntarily or involuntarily, on or after December 8, 2009 but before December 8, 2010. If Mr. Kyle’s employment is terminated, voluntarily or involuntarily, on or after December 8, 2010, he will not be obligated to pay back any amount to the Company with respect to his relocation expenses.

The following table quantifies amounts that would have been payable to (or by) Mr. Kyle in the event of termination and upon a change in control of the Company, assuming the event occurred on March 31, 2009, that Mr. Kyle paid back his relocation expenses to the Company and that the Company was not entitled to offset any payments to Mr. Kyle against any base and bonus compensation earned by Mr. Kyle through alternate employment. All dollar amounts are rounded to the nearest dollar.

Termination Event	Payment ($)(1)
Death/Disability	56,302
By the Company Without Cause	125,052
By the Company Without Cause after a Change in Control	262,552
By the Company for Cause or by the Executive	(12,448)

(1)	For other payments and benefits to be received by Mr. Kyle upon a change in control of the Company and in the event of his retirement or death, see “Outstanding Equity Awards at Fiscal Year-End.”

Mr. Kyle is subject to certain restrictive covenants in his employment agreement and stock option agreement. These include obligations not to compete with us and not to solicit our employees, customers or others that have business relationships with the Company for two years following termination of his employment; an undertaking to maintain the secrecy of our confidential and proprietary information; and a commitment not to make any false, defamatory or disparaging statements about the Company or its affiliates.

Colin Flannery

Mr. Flannery does not have a written employment agreement with the Company. If Mr. Flannery’s employment with the Company was terminated in circumstances covered by the Severance Policy, he would be entitled to four weeks of base salary payments, which is the standard severance package under the Severance Policy, based on his time of service, available to all of our salaried employees. See “2009 Executive Compensation Components—Severance compensation.” Mr. Flannery’s annual base salary for fiscal 2009 was $266,877. Therefore, in the event his employment with the Company was terminated in circumstances covered by the Severance Policy as of March 31, 2009, Mr. Flannery would have been entitled to severance compensation in the amount of $20,529 under the Severance Policy. In addition, certain insurance benefits such as medical, dental and vision coverage may continue during the severance period, as long as subsidized employee premiums are paid by Mr. Flannery.

Lastly, any options owned by Mr. Flannery pursuant to the Stock Option Plan will vest upon the sale of all capital stock, or all or substantially all of the assets, of Bermuda 1. As of March 31, 2009, Mr. Flannery held options to purchase 60,000 Class B common shares of Bermuda 1 under the Stock Option Plan, none of which shares had vested. The option grants for 40,000 and 20,000 shares have exercise prices of $5.50 and $6.00 per share, respectively. In the event that Mr. Flannery’s employment with the Company is terminated for any reason, the option will not vest with respect to any further shares beyond those that had previously vested, though Mr. Flannery’s vested options will remain exercisable for a period of six months under certain circumstances. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to $6.00 per share, which is equivalent to the exercise price at which stock options were granted in November 2008. See “2009 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.”

Mr. Flannery is subject to certain restrictive covenants in his stock option agreement. These include obligations not to compete with us for two years following termination of his employment and not to solicit our employees, customers or others that have business relationships with the Company; an undertaking to maintain the secrecy of our confidential and proprietary information; and a commitment not to make any false, defamatory or disparaging statements about the Company or its affiliates.

José Hernandez

The Company’s employment agreement with Mr. Hernandez provides that, upon his termination due to an inability to work because of illness, Mr. Hernandez will receive his full compensation for a period of six weeks. For a period of 72 weeks thereafter, Mr. Hernandez is entitled to receive 90% of his net salary less any amounts received pursuant to the insurance policy described below. In the event of Mr. Hernandez’s death, the Company is obligated to pay Mr. Hernandez’s salary for the remainder of the month and for four further months to his widow. In addition, Mr. Hernandez is the beneficiary of certain accidental death and disability insurance policies maintained by the Company under the terms of his employment agreement. These policies provide coverages in the amounts of $93,628 for accidental death and $187,258 for disability, based on the average exchange rate of euros to U.S. dollars for fiscal 2009, which was approximately €1.00/$1.30.

Further, any restricted shares and any options owned by Mr. Hernandez pursuant to the Restricted Share Plan and the Stock Option Plan will vest upon the sale of all capital stock, or all or substantially all of the assets, of Bermuda 1. In December 2004, Mr. Hernandez was issued 10,000 restricted Class B common shares of

Bermuda 1 under the Restricted Share Plan. As of March 31, 2009, all of those shares had vested. See “Option Exercises and Stock Vested.” However, as of March 31, 2009, Mr. Hernandez held options to purchase 65,000 Class B common shares of Bermuda 1 under the Stock Option Plan, none of which shares had vested. The option grants for 50,000 and 15,000 shares have exercise prices of $5.50 and $6.00 per share, respectively. In the event that Mr. Hernandez’s employment with the Company is terminated for any reason, the option will not vest with respect to any further shares beyond those that had previously vested, though Mr. Hernandez’s vested options will remain exercisable for a period of six months under certain circumstances. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to $6.00 per share, which is equivalent to the exercise price at which stock options were granted in November 2008. See “2009 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.”

Lastly, upon retirement, Mr. Hernandez will be entitled to his accrued pension benefit pursuant to eligibility under German law. At March 31, 2009, the actuarial present value of Mr. Hernandez’s accrued benefit was $227,997 using an exchange rate for the conversion of euros to U.S. dollars of €1.00/$1.33. See “2009 Executive Compensation Components—Welfare and retirement benefits” and “Pension Benefits.”

The following table quantifies amounts that would have been payable to Mr. Hernandez upon his termination, assuming the event occurred on March 31, 2009 and that Mr. Hernandez received the entire benefit of the insurance policies discussed above. All dollar amounts are rounded to the nearest dollar and, where applicable, have been converted from euros to U.S. dollars using an average exchange rate for fiscal 2009 of €1.00/$1.30.

Termination Event	Payment ($)(1)
Illness/Disability	441,721
Accidental Death/Death	249,594

(1)	For other payments and benefits to be received by Mr. Hernandez upon change in control of the Company and in the event of his retirement, see “Outstanding Equity Awards at Fiscal Year-End” and “Pension Benefits.”

Mr. Hernandez is subject to certain restrictive covenants in his employment agreement and restricted share agreement. These include an obligation not to compete with us for two years following termination of his employment; an undertaking not to solicit our employees, customers or others that have business relationships with the Company; a commitment to maintain the secrecy of our confidential and proprietary information; and a covenant not to make any false, defamatory or disparaging statements about the Company or its affiliates.

William T. Yeates

The Company’s employment agreement with Mr. Yeates provides that, upon termination of employment, Mr. Yeates will be entitled to receive the sum of his unpaid accrued base salary through the date of termination, any unpaid travel expenses, any unpaid accrued vacation and any benefits required to be provided by law (such as COBRA). In addition, upon termination of employment due to Mr. Yeates’ death or disability, Mr. Yeates will be entitled to an amount equal to his annual base salary for three months. Upon termination of employment by the Company without cause, Mr. Yeates will be entitled to an amount equal to his annual base salary for six months or through June 30, 2009, whichever is longer; provided that if the termination occurs after a change in control June 30, 2009, whichever is longer. Upon termination of employment by the Company for cause or by Mr. Yeates for any reason, no additional amounts will be owed by the Company to Mr. Yeates under his employment agreement.

During the severance period, Mr. Yeates will also be entitled to continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination. In addition, any options owned by Mr. Yeates pursuant to the Stock Option Plan will vest upon the sale of all capital stock, or all or substantially all of the assets, of Bermuda 1. As of March 31, 2009, Mr. Yeates held an option to purchase 50,000 Class B common shares of Bermuda 1 under the Stock Option Plan, none of which shares had vested. The option has an exercise price of $5.50 per share. In the event that Mr. Yeates’ employment with the Company is terminated for any reason, the option will not vest with respect to any further shares beyond those that had previously vested, though Mr. Yeates’ vested options will remain exercisable for a period of six months under certain circumstances. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to $6.00 per share, which is equivalent to the exercise price at which stock options were granted in November 2008. See “2009 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.”

In fiscal 2009, the Company paid relocation expenses of $303,687 as part of Mr. Yeates’ relocation benefit in accordance with the terms of his employment agreement. Under the terms of his relocation payback agreement, Mr. Yeates will be obligated to pay back 100% of his relocation expenses to the Company if Mr. Yeates terminates his employment before July 1, 2009 and a pro-rata portion thereof (as determined in accordance with the relocation payback agreement) if Mr. Yeates terminates his employment on or after July 1, 2009 but before July 1, 2010. If the Company terminates Mr. Yeates’ employment before July 1, 2009, Mr. Yeates will be obligated, at the Company’s election, to pay back all or a portion of his relocation expenses to the Company (as determined in the Company’s discretion). If the Company terminates Mr. Yeates’ employment on or after July 1, 2009 but before July 1, 2010, Mr. Yeates will be obligated, at the Company’s election, to pay back a pro-rata portion of his relocation expenses to the Company (as determined in accordance with the relocation payback agreement). If Mr. Yeates’ employment is terminated, voluntarily or involuntarily, on or after July 1, 2010, he will not be obligated to pay back any amount to the Company with respect to his relocation expenses.

The following table quantifies amounts that would have been payable to (or by) Mr. Yeates in the event of termination and upon a change in control of the Company, assuming the event occurred on March 31, 2009, that Mr. Yeates paid back his relocation expenses to the Company (and, if applicable, that the Company elected to have them paid back) and that the Company was not entitled to offset any payments to Mr. Yeates against any base and bonus compensation earned by Mr. Yeates through alternate employment. All dollar amounts are rounded to the nearest dollar.

Termination Event	Payment ($)(1)
Death/Disability	(222,435)
By the Company Without Cause	(141,183)
By the Company Without Cause after a Change in Control	21,321
By the Company for Cause or by the Executive	(303,687)

(1)	For other payments and benefits to be received by Mr. Yeates upon a change in control of the Company and in the event of his retirement or death, see “Outstanding Equity Awards at Fiscal Year-End.”

Mr. Yeates is subject to certain restrictive covenants in his employment agreement and stock option agreement. These include obligations not to compete with us and not to solicit our employees, customers or others that have business relationships with the Company for two years following termination of his employment; an undertaking to maintain the secrecy of our confidential and proprietary information; and a commitment not to make any false, defamatory or disparaging statements about the Company or its affiliates.

Director Compensation

To the extent that directors are employed either by the Company, The Jordan Company, L.P. or GS Capital Partners or their respective affiliates, or otherwise serve as paid consultants to the Company, they will not be separately compensated for their service as directors. Directors who are not employed by the Company, The

Jordan Company, L.P. or GS Capital Partners or their respective affiliates, and who do not otherwise serve as paid consultants to the Company (the “Outside Directors”), receive compensation for their services. Each Outside Director receives a fee of $7,500 per board meeting attended. In addition, the directors are reimbursed for all reasonable and documented expenses incurred during the performance of their duties in accordance with the Company’s expense reimbursement policy. The following table summarizes the director compensation for fiscal 2009 for our Outside Directors.

Name	Fees Earned or Paid in Cash ($)	Total ($)
J. Jack Watson	30,000	30,000
Bryan Kelln	30,000	30,000
H. Russel Lemcke	30,000	30,000

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Thomas H. Quinn, Jonathan F. Boucher, Gerald J. Cardinale and H. Russel Lemcke. Mr. Boucher serves as an unpaid, nominal Vice President of the Company. In addition, Messrs. Boucher and Quinn are Members and Managing Principals of The Jordan Company, L.P., and Mr. Cardinale is a Managing Director of the Principal Investment Area of Goldman, Sachs & Co.

The Jordan Company, L.P. provides certain advisory and consulting services to the Company pursuant to a management services agreement. Fees paid to The Jordan Company, L.P. under this agreement were $3.1 million in fiscal 2009. Approximately one-third of these fees were paid to GS Capital Partners, which is an affiliate of Goldman, Sachs & Co. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of the issued and outstanding voting equity interests of Sensus Metering Systems Inc. are owned by Sensus Metering Systems (Bermuda 2) Ltd. Sensus Metering Systems (Bermuda 2) Ltd. is in turn owned entirely by Sensus Metering Systems (Bermuda 1) Ltd., our ultimate parent. The following table sets forth certain information with respect to the beneficial ownership of the Class A common shares, the Class B common shares, the Series B convertible preferred shares and the Series BB convertible preferred shares of Sensus Metering Systems (Bermuda 1) Ltd. as of May 14, 2009 by a) each person or group known to us who beneficially owns more than five percent of each such class of voting equity interests of Sensus Metering Systems (Bermuda 1) Ltd., b) each of our directors and named executive officers and c) all of our directors and executive officers as a group:

	Class A Common Shares			Class B Common Shares		Series B Convertible Preferred Shares			Series BB Convertible Preferred Shares
Name of Beneficial Owner	Number of Shares Beneficially Owned		% of Class	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned		% of Class	Number of Shares Beneficially Owned		% of Class
									9,395		62.6%
The Resolute Fund L.P. (1)	26,344,666.60		66.0%	—	—	27,106		49.3%	—		—
Jonathan F. Boucher (1)	—		—	—	—	—		—	—		—
John W. Jordan II (1)	—		—	—	—	—		—	—		—
David W. Zalaznick (1)	—		—	—	—	—		—	—		—
Thomas H. Quinn (1)	—		—	—	—	—		—	—		—
The Goldman Sachs Group, Inc. (2)	13,172,333.40	(3)	33.0%	—	—	27,106	(4)	49.3%	5,438	(5)	36.3%
Gerald J. Cardinale (2),(3),(4),(5)	—		—	—	—	—		—	—		—
Nicole V. Agnew (2)	—		—	—	—	—		—	—		—
Daniel W. Harness (6)	45,000		*	200,000	19.3%	90		*	18		*
Peter Mainz (6)	25,000		*	140,000	13.5%	50		*	12		*
Alfred C. Giammarino	—		—	—	—	—		—	—		—
Michael S. Buchanan (6)	—		—	—	—	—		—	—		—
Jeffrey J. Kyle (6)	—		—	—	—	—		—	—		—
José Hernandez (6)	—		—	10,000	1.0%	—		—	—		—
Colin Flannery (6)	—		—	—	—	—		—	—		—
Bill Yeates (6)	—		—	—	—	—		—	—		—
Bryan Kelln (7)	30,000		*	45,000	4.3%	50		*	12		*
J. Jack Watson (8)	50,000		*	30,000	2.9%	70		*	18		*
H. Russel Lemcke (9)	50,000		*	30,000	2.9%	100		*	20		*
All Executive Officers and Directors as a Group	220,000		*	535,000	51.6%	394		*	88		*

*	Indicates less than 1%.
(1)

Certain affiliated funds of The Resolute Fund are managed by The Jordan Company, L.P. The Jordan Company, L.P. exercises investment discretion and control over the shares held by The Resolute Fund. Certain of our directors are also members of management of The Jordan Company, L.P. Each of Messrs. Boucher, Jordan, Zalaznick and Quinn may be deemed to share voting and investment power over the shares owned by The Resolute Fund as a result of their position with The Jordan Company, L.P. Each such individual disclaims beneficial ownership of the shares owned by The Resolute Fund. The address for The Jordan Company, L.P. and Messrs. Boucher, Jordan and Zalaznick is 767 Fifth Avenue, 48th Floor, New York, New York 10153. The address for Mr. Quinn is Arbor Lake Center, Suite 5500, 1751 Lake-Cook Road, Deerfield, Illinois 60015.

(2)	The address for this beneficial owner is 85 Broad Street, 10th Floor, New York, New York 10004.
(3)

Represents 13,172,333.40 shares of Class A common stock owned by investment partnerships, of which affiliates of The Goldman Sachs Group, Inc. (“GS Group”) and Goldman, Sachs & Co. (“GS & Co.”), a direct and indirect wholly owned subsidiary of GS Group, are the general partner or managing general partner. The investment partnerships and their respective beneficial ownership of shares of Class A common stock are: (a) GS Capital Partners 2000, L.P. (7,057,380.56 shares); (b) GS Capital Partners 2000 Offshore, L.P. (2,564,379.74 shares); (c) GS Capital Partners 2000 GmbH & Co. Beteiligungs KG (294,982.25 shares); (d) GS Capital Partners 2000 Employee Fund, L.P. (2,242,334.43 shares); and (e) Goldman Sachs Direct

Investment Fund 2000, L.P. (1,013,256.42 shares). GS & Co. is the investment manager of certain of the investment partnerships. Each of GS Group and GS & Co. disclaims beneficial ownership of the shares of Class A common stock owned by such investment partnerships to the extent attributable to partnership interests therein held by persons other than GS Group and its affiliates. Each of such investment partnerships shares voting and investment power with certain of its respective affiliates. Mr. Cardinale is a Managing Director of the Principal Investment Area of GS & Co. GS & Co. is an affiliate of GS Capital Partners 2000, L.P. Mr. Cardinale may be deemed to share voting and investment power over the shares owned by GS Capital Partners 2000, L.P. and its affiliates and therefore to beneficially own such shares. Mr. Cardinale disclaims beneficial ownership of the shares owned by GS Capital Partners 2000, L.P. and its affiliates, except to the extent, if any, of his pecuniary interest in those shares.

(4)	Represents 27,106 shares of Series B convertible preferred, of which affiliates of GS Group and GS & Co., a direct and indirect wholly owned subsidiary of GS Group, are the general partner or managing general partner. The investment partnerships and their respective beneficial ownership of Series B convertible preferred shares are: (a) GS Capital Partners 2000, L.P. (14,523 shares); (b) GS Capital Partners 2000 Offshore, L.P. (5,277 shares); (c) GS Capital Partners 2000 GmbH & Co. Beteiligungs KG (607 shares); (d) GS Capital Partners 2000 Employee Fund, L.P. (4,614 shares); and (e) Goldman Sachs Direct Investment Fund 2000, L.P. (2,085 shares). GS & Co. is the investment manager of certain of the investment partnerships. Each of GS Group and GS & Co. disclaims beneficial ownership of the shares of Series B convertible preferred owned by such investment partnerships to the extent attributable to partnership interests therein held by persons other than GS Group and its affiliates. Each of such investment partnerships shares voting and investment power with certain of its respective affiliates. Mr. Cardinale is a Managing Director of the Principal Investment Area of GS & Co. GS & Co. is an affiliate of GS Capital Partners 2000, L.P. Mr. Cardinale may be deemed to share voting and investment power over the shares owned by GS Capital Partners 2000, L.P. and its affiliates and therefore to beneficially own such shares. Mr. Cardinale disclaims beneficial ownership of the shares owned by GS Capital Partners 2000, L.P. and its affiliates, except to the extent, if any, of his pecuniary interest in those shares.
(5)	Represents 5,438 shares of Series BB convertible preferred, of which affiliates of GS Group and GS & Co., a direct and indirect wholly owned subsidiary of GS Group, are the general partner or managing general partner. The investment partnerships and their respective beneficial ownership of Series BB convertible preferred shares are: (a) GS Capital Partners 2000, L.P. (2,914 shares); (b) GS Capital Partners 2000 Offshore, L.P. (1,058 shares); (c) GS Capital Partners 2000 GmbH & Co. Beteiligungs KG (122 shares); (d) GS Capital Partners 2000 Employee Fund, L.P. (926 shares); and (e) Goldman Sachs Direct Investment Fund 2000, L.P. (418 shares). GS & Co. is the investment manager of certain of the investment partnerships. Each of GS Group and GS & Co. disclaims beneficial ownership of the shares of Series BB convertible preferred owned by such investment partnerships to the extent attributable to partnership interests therein held by persons other than GS Group and its affiliates. Each of such investment partnerships shares voting and investment power with certain of its respective affiliates. Mr. Cardinale is a Managing Director of the Principal Investment Area of GS & Co. GS & Co. is an affiliate of GS Capital Partners 2000, L.P. Mr. Cardinale may be deemed to share voting and investment power over the shares owned by GS Capital Partners 2000, L.P. and its affiliates and therefore to beneficially own such shares. Mr. Cardinale disclaims beneficial ownership of the shares owned by GS Capital Partners 2000, L.P. and its affiliates, except to the extent, if any, of his pecuniary interest in those shares.
(6)	The address for this beneficial owner is 8537 Six Forks Road, Suite 400, Raleigh, North Carolina 27615.
(7)	The address of this beneficial owner is 50 Kennedy Plaza, Providence, Rhode Island 02903.
(8)	Mr. Watson beneficially owns his shares through the Watson Sensus Metering Systems Trust. The address of this beneficial owner is 1890 Jelinda Drive, Montecito, California 93108.
(9)	Mr. Lemcke beneficially owns his shares through the Russel Lemcke 2004 Irrevocable Trust. The address of this beneficial owner is 767 Fifth Avenue, 48th Floor, New York, New York 10153.

On July 19, 2007, the Company’s Board of Directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”) as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option agreement. The Option plan provides for the issuance of stock options to employees, officers directors and consultants of the Company. A total of 1,000,000 shares of Bermuda 1 Class B common stock are available for issuance upon exercise of options granted pursuant to the Option Plan. Of this amount, 390,000 are outstanding with an exercise price of $5.50, and 552,000 are outstanding with an exercise price of $6.00. For additional information regarding the Option Plan, see “Compensation Discussion and Analysis—Long-term incentive compensation” in Item 11 of the Annual Report. The following table provides information about the Option Plan as of March 31, 2009.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	942,000	$5.79	58,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	942,000	$5.79	58,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreement

In connection with the acquisition of Invensys Metering Systems, we entered into a management services agreement with The Jordan Company, L.P. for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, the Company agreed to pay a fee equal to the greater of $2.0 million per year or 2.5% of EBITDA thereafter, plus out-of-pocket expenses. Fees paid to The Jordan Company, L.P. were $3.1 million in fiscal 2009. This agreement will remain in effect until December 2013. Approximately one-third of these fees will be paid to GS Capital Partners and/or its affiliates.

Transactions with Affiliates

On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Runlin. The Company’s Rongtai joint venture paid approximately $0.2 million in fiscal 2009 of annual rent to our joint venture partner, Runlin, for use of offices and dormitories.

In December 2004, the Company formed a joint venture in Algeria with a manufacturer of various types of meters and a water utility customer. The joint venture customer partner, ADE, owns 15% of the joint venture. Sales to ADE in fiscal 2009 were approximately $8.0 million, or 59% of total sales in Algeria. Terms of these sales to ADE are unchanged from the arrangement prior to the formulation of the joint venture.

Related-Party Transaction Policy

Although the Company does not have a specific policy regarding related-party transactions, the Company has adopted a code of ethics that applies to its officers. This code of ethics is required to be signed on an annual basis by all officers of the Company and states that each officer will act with honesty and integrity and will adhere to a high standard of ethical conduct, avoiding actual or apparent conflicts of interest in personal and professional relationships. Also, each officer is required by the code of ethics to report any material transaction or relationship that could be expected to give rise to such conflicts. We hereby undertake to provide to any person without charge, upon request, a copy of such code of ethics, provided that such request is sent in writing to Colin Flannery, Sensus Metering Systems Inc., 8537 Six Forks Road, Suite 400, Raleigh, North Carolina 27615.

Director Independence

The Company’s securities are not listed on any national securities exchange or an automated inter-dealer quotation system. As a result, we are not required to have independent directors as members of our Board of Directors. The Board of Directors has determined that certain of our directors would qualify as independent directors under Nasdaq listing standards. In general, these guidelines provide that an individual will be deemed to be independent if he or she is not an executive officer or employee of the Company or any other person having a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. These guidelines provide that a director is not independent if:

•	The director is, or has been within the last three years, employed by the Company.

•

The director has received, or has a family member who has received, during any twelve month period within the last three years, more than $120,000 from the Company other than director and committee fees, compensation paid to a family member who is an employee (other than an executive officer) of the Company or benefits under a tax-qualified retirement plan, or non-discretionary compensation.

•	The director has a family member who is, or at any time during the past three years was, employed by the Company as an executive officer.

•

The director is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than payments arising from investments in the Company’s securities or payments under non-discretionary charitable contribution matching programs.

•

The director is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company serve on the compensation committee of the other entity.

•

The director is, or has a family member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

Direct or indirect ownership of even a significant amount of the common stock of the Company or our parent, Bermuda 1, by a director who is otherwise independent as a result of the application of the foregoing standards will not, by itself, bar an independence finding as a director.

The Board of Directors has reviewed the independence of our non-employee directors and determined that Messrs. Kelln, Watson and Lemcke are independent under the foregoing guidelines. In addition, the Board of Directors has determined that Mr. Watson satisfies the heightened independence standards for audit committee members under Rule 10A-3(b)(1) of the Exchange Act, as required by Nasdaq Rule 5605(c)(2). Messrs. Watson and Lemke are members of our Audit Committee, and Mr. Lemke is a member of our Compensation Committee. The Board of Directors has determined that Messrs. Boucher and Quinn, members of the Audit Committee and Compensation Committee, and Mr. Cardinale, a member of the Compensation Committee, are not independent under Nasdaq listing standards. In making these determinations, the Board of Directors considered the related-party transactions discussed above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for audit and other services provided by Ernst & Young LLP for the years ended March 31, 2009 and 2008 (in millions):

	March 31, 2009	March 31, 2008
Audit (1)	$1.4	$1.3
Audit related (2)	—	—
Tax	0.1	0.1
All other fees	—	—

Total	$1.5	$1.4

(1)	Audit fees consist of fees for services provided in connection with the audit of our financial statements, services rendered in connection with our registration statements filed with the SEC, statutory audits, the delivery of related consents and reviews of our quarterly financial statements.
(2)	Audit-related fees consist of assurance and related services reasonably related to the audit or review of our financial statements, but not otherwise disclosed above under “Audit” fees.

The Audit Committee reviewed the audit services rendered by Ernst & Young LLP and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are approved in advance by the Audit Committee to assure that such services do not impair the auditors’ independence from us. The Audit Committee pre-approved all audit and non-audit services provided by Ernst & Young LLP for the years ended March 31, 2009 and 2008.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements filed as part of this report are included in Part II, Item 8, “Financial Statements and Supplementary Data” in this 2009 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Stockholder’s Equity” and “Consolidated Statements of Cash Flows.” Financial statement schedules are omitted because the information required in these schedules is included in the “Notes to Consolidated Financial Statements.”

(b) A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sensus Metering Systems (Bermuda 2) Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on May 15, 2009.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

By:	/s/ Peter Mainz Peter Mainz Chief Executive Officer & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sensus Metering Systems (Bermuda 2) Ltd. and in the capacities indicated on May 15, 2009.

Name	Positions

/s/ Peter Mainz Peter Mainz	Director, Chief Executive Officer & President (Principal Executive Officer)

/s/ Jeffrey J. Kyle Jeffrey J. Kyle	Chief Financial Officer (Principal Financial Officer)

/s/ Thomas D. D’Orazio Thomas D. D’Orazio	Senior Vice President, Finance (Principal Accounting Officer)

/s/ Jonathan F. Boucher Jonathan F. Boucher	Director and Vice President

/s/ Daniel W. Harness Daniel W. Harness	Director

/s/ John W. Jordan II John W. Jordan II	Director

/s/ David W. Zalaznick David W. Zalaznick	Director

/s/ Thomas H. Quinn Thomas H. Quinn	Director

/s/ Gerald J. Cardinale Gerald J. Cardinale	Director

/s/ Bryan Kelln Bryan Kelln	Director

/s/ J. Jack Watson J. Jack Watson	Director

/s/ H. Russel Lemcke H. Russel Lemcke	Director

/s/ Nicole V. Agnew Nicole V. Agnew	Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sensus Metering Systems Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on May 15, 2009.

SENSUS METERING SYSTEMS INC.

By:	/s/ Peter Mainz Peter Mainz Chief Executive Officer & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sensus Metering Systems Inc. and in the capacities indicated on May 15, 2009.

Name	Positions

/s/ Peter Mainz Peter Mainz	Director, Chief Executive Officer & President (Principal Executive Officer)

/s/ Jeffrey J. Kyle Jeffrey J. Kyle	Chief Financial Officer (Principal Financial Officer)

/s/ Thomas D. D’Orazio Thomas D. D’Orazio	Senior Vice President, Finance (Principal Accounting Officer)

/s/ Jonathan F. Boucher Jonathan F. Boucher	Director and Vice President

/s/ Daniel W. Harness Daniel W. Harness	Director

/s/ John W. Jordan II John W. Jordan II	Director

/s/ David W. Zalaznick David W. Zalaznick	Director

/s/ Thomas H. Quinn Thomas H. Quinn	Director

/s/ Gerald J. Cardinale Gerald J. Cardinale	Director

/s/ Bryan Kelln Bryan Kelln	Director

/s/ J. Jack Watson J. Jack Watson	Director

/s/ H. Russel Lemcke H. Russel Lemcke	Director

/s/ Nicole V. Agnew Nicole V. Agnew	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Sensus Metering Systems Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.2	By-Laws of Sensus Metering Systems Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 filed on March 16, 2004).

3.3	Memorandum of Association of Company Limited by Shares of Sensus Metering Systems (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 filed on March 16, 2004).

3.4	Certificate of Incorporation of Sensus Metering Systems (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 filed on March 16, 2004).

3.5	Bye-Laws of Sensus Metering Systems (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

4.1	Indenture, dated as of December 17, 2003, between Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd., the Subsidiary Guarantors defined therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed on March 16, 2004).

4.2	Form of Senior Subordinated Note due 2013 (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 filed on March 16, 2004).

4.3	Registration Rights Agreement, dated as of December 17, 2003, between Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd., M&FC Holding LLC, Invensys Metering Headquarters Corporation, Smith-Blair Inc., Invensys Metering Systems—North America Inc., Invensys Precision Die Casting Inc., Sensus Metering Systems IP Holdings, Inc. and Credit Suisse First Boston Corporation and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 filed on March 16, 2004).

10.1	Credit Agreement, dated as of December 17, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.A.R.L., Sensus Metering Systems (Bermuda 2) Ltd., the lenders party thereto, Credit Suisse First Boston Corporation, as Administrative Agent, Credit Suisse First Boston Corporation and Goldman Sachs Credit Partners L.P., as Joint Bookrunners and Joint Lead Arrangers, Goldman Sachs Credit Partners L.P., as Syndication Agent and National City Bank, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.2	U.S. Guarantee and Collateral Agreement, dated as of December 17, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd., the Subsidiaries of Sensus Metering Systems Inc. identified therein, and Credit Suisse First Boston, as U.S. Collateral Agent (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 filed on March 16, 2004).

Exhibit No.	Description
10.3	European Guarantee Agreement, dated as of December 17, 2003, among Sensus Metering Systems (Luxco 2) S.AR.L., Sensus Metering Systems (Bermuda 3) Ltd., Sensus Metering Systems (Luxco 1) S.AR.L., the Subsidiaries of Sensus Metering Systems (Luxco 2) S.AR.L. identified therein, and Credit Suisse First Boston, as European Collateral Agent (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 filed on March 16, 2004).

10.4	Pledge Agreement, dated December 17, 2003, among Sensus Metering Systems (Luxco 3) S.AR.L. and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Sensus Metering Systems France Holdings (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 filed on March 16, 2004).

10.5	Pledge Agreement, dated December 17, 2003, among Sensus Metering Systems France Holdings and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Financiere Pollux (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 filed on March 16, 2004).

10.6	Pledge Agreement, dated December 17, 2003, among Financiere Pollux and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Invensys Metering Systems SAS (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 filed on March 16, 2004).

10.7	Shareholders Agreement, dated as of December 17, 2003, by and among Sensus Metering Systems (Bermuda 1) Ltd., The Resolute SIE, L.P., The Resolute Fund Netherlands PV I, L.P., The Resolute Fund Netherlands PV II, L.P., The Resolute Fund NQP, L.P., The Resolute Fund Singapore PV, L.P., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., and Goldman Sachs Direct Investment Fund 2000, L.P. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 filed on March 16, 2004).

10.8	Management Subscription and Shareholders Agreement, dated March 5, 2004, by and among Sensus Metering Systems (Bermuda 1) Ltd. and the persons named therein (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 filed on March 16, 2004).

10.9*	Employment and Non-Interference Agreement, dated December 17, 2003, by and between Peter Mainz and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 filed on March 16, 2004).

10.10*	Restricted Share Plan of Sensus Metering Systems (Bermuda 1) Ltd. (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 filed on March 16, 2004).

10.11*	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 filed on March 16, 2004).

10.12	Consultant Subscription and Shareholder Agreement, dated March 5, 2004, by and among Sensus Metering Systems (Bermuda 1) Ltd. and the person named therein (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-4 filed on March 16, 2004).

10.13	The Jordan Company, L.P. Management Consulting Agreement, dated December 17, 2003, by and among The Jordan Company, L.P., Sensus Metering Systems Inc. and its direct and indirect subsidiaries party thereto (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-4 filed on March 16, 2004).

10.14	Letter Agreement, dated December 17, 2003, among The Jordan Company, L.P., Sensus Metering Systems Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 filed on March 16, 2004).

Exhibit No.		Description
10.15		Non-Competition Agreement, dated December 17, 2003, by and between Invensys plc and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-4 filed on March 16, 2004).

10.16		Purchase Agreement, dated December 11, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd. and the Purchasers named therein (incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.17		Stock Purchase Agreement, dated October 21, 2003, by and among the sellers identified therein, Invensys plc and IMS Meters Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.18		Amendment No. 1 to Stock Purchase Agreement, dated December 17, 2003 (incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-4 filed on March 16, 2004).

10.19		Amendment No. 1 to the Credit Agreement, dated October 14, 2004, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.AR.L., Sensus Metering Systems (Bermuda 2) Ltd., the Lenders and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2004 (filed on October 18, 2004)).

10.20		Amendment No. 2 and Agreement to the Credit Agreement, dated May 12, 2006, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.AR.L., Sensus Metering Systems (Bermuda 2) Ltd., the Lenders and Credit Suisse (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2006 (filed on May 17, 2006)).

10.21		Asset Purchase Agreement, date June 2, 2006, by and between Sensus Metering Systems Inc. and Advanced Metering Data Systems, L.L.C. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

10.22	*	Contract of Employment for Signing Managers, effective December 1, 2004, between IMS Holdings GMBH and José Hernandez (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).

10.23	*	Sensus Metering Systems Inc. Nonqualified Supplemental Retirement Plan FBO Dan Harness (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).

10.24	*	Joinder Agreement to the Master Plan, dated February 5, 2008, between Sensus Metering Systems Inc. and Dan Harness (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

10.25	*	North America Executive Employee Vehicle Policy of Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

10.26	*	Sensus Metering Systems 2007 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.27	*	Sensus Metering Systems Form of Nonqualified Stock Option Grant (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.28	*	Employment and Non-Interference Agreement, dated December 1, 2007, by and between Alfred Giammarino and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 28, 2007 (filed on November 28, 2007)).

Exhibit No.		Description
10.29	*	Employment Offer Letter, dated December 5, 2006, by and between Colin Flannery and Sensus Metering Systems (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

10.30	*	Consulting Agreement, effective as of April 24, 2008, between Dan Harness and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A dated April 24, 2008 (filed on June 16, 2008)).

10.31	*	Management Incentive Plan of Sensus Metering Systems (Bermuda 2) Ltd. and Sensus Metering Systems Inc., dated May 16, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 16, 2008 (filed on May 22, 2008)).

10.32	*	Consulting Agreement, effective as of May 30, 2008, between Al Giammarino and Sensus Metering Systems Inc.

10.33	*	Employment and Non-Interference Agreement, dated July 1, 2008, by and between William T. Yeates and Sensus Metering Systems Inc.

10.34	*	Relocation Payback Agreement, dated June 5, 2008, by and between William T. Yeates and Sensus Metering Systems Inc.

10.35	*	Employment and Non-Interference Agreement, dated December 8, 2008, by and between Jeffery J. Kyle and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 8, 2008 (filed on December 8, 2008)).

10.36	*	Relocation Payback Agreement, dated February 16, 2009, by and between Jeffery J. Kyle and Sensus Metering Systems Inc.

10.37	*	Sensus U.S. Vehicle Fleet Policy, dated January 1, 2009.

21.1		Subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd.

31.1		Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

31.2		Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contracts and compensation plans.