Form 10-K/A
period 2009-03-31
SENSUS METERING SYSTEMS INC; SENSUS METERING SYSTEMS BERMUDA 2 LTD
filed 2009-07-15
CIK 1281223, 1281226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Sensus Metering Systems (Bermuda 2) Ltd. and Sensus Metering Systems Inc. are filing this Amendment No. 1 (this “Amendment”) to their Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the Securities and Exchange Commission on May 15, 2009 (the “Form 10-K”), solely for the purpose of providing a signed report of their independent registered public accounting firm (the “Audit Report”) in Item 8 thereof. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment sets forth the complete text of Item 8 of the Form 10-K. However, no changes were made to the financial statements of Sensus Metering Systems (Bermuda 2) Ltd. and the accompanying notes thereto included in the Form 10-K.

In addition, as required by Rule 12b-15 of the Exchange Act, currently dated certifications by our principal executive officer and principal financial officer are included as exhibits to this Amendment and apply to the Form 10-K, as amended by this Amendment. Therefore, Item 15 and the related Exhibit Index of the Form 10-K are also included in this Amendment. Except with respect to the signed Audit Report and the currently dated certifications, no other changes have been made to the Form 10-K.

The Form 10-K continues to speak as of the dates described therein, and we have not updated the disclosures contained in the Form 10-K to reflect any events that occurred subsequent to such dates. Accordingly, the Form 10-K should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to May 15, 2009, as information in such filings may update or supersede certain information contained in the Form 10-K.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements filed as part of this report are included in Part II, Item 8, “Financial Statements and Supplementary Data” in this 2009 Annual Report on Form 10-K/A, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Stockholder’s Equity” and “Consolidated Statements of Cash Flows.” Financial statement schedules are omitted because the information required in these schedules is included in the “Notes to Consolidated Financial Statements.”

(b) A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sensus Metering Systems (Bermuda 2) Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on July 15, 2009.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

By:	/s/ Peter Mainz Peter Mainz Chief Executive Officer & President

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sensus Metering Systems Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on July 15, 2009.

SENSUS METERING SYSTEMS INC.

By:	/s/ Peter Mainz Peter Mainz Chief Executive Officer & President

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Sensus Metering Systems Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.2	By-Laws of Sensus Metering Systems Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 filed on March 16, 2004).

3.3	Memorandum of Association of Company Limited by Shares of Sensus Metering Systems (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 filed on March 16, 2004).

3.4	Certificate of Incorporation of Sensus Metering Systems (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 filed on March 16, 2004).

3.5	Bye-Laws of Sensus Metering Systems (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

4.1	Indenture, dated as of December 17, 2003, between Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd., the Subsidiary Guarantors defined therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed on March 16, 2004).

4.2	Form of Senior Subordinated Note due 2013 (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 filed on March 16, 2004).

4.3	Registration Rights Agreement, dated as of December 17, 2003, between Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd., M&FC Holding LLC, Invensys Metering Headquarters Corporation, Smith-Blair Inc., Invensys Metering Systems—North America Inc., Invensys Precision Die Casting Inc., Sensus Metering Systems IP Holdings, Inc. and Credit Suisse First Boston Corporation and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 filed on March 16, 2004).

10.1	Credit Agreement, dated as of December 17, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.A.R.L., Sensus Metering Systems (Bermuda 2) Ltd., the lenders party thereto, Credit Suisse First Boston Corporation, as Administrative Agent, Credit Suisse First Boston Corporation and Goldman Sachs Credit Partners L.P., as Joint Bookrunners and Joint Lead Arrangers, Goldman Sachs Credit Partners L.P., as Syndication Agent and National City Bank, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.2	U.S. Guarantee and Collateral Agreement, dated as of December 17, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd., the Subsidiaries of Sensus Metering Systems Inc. identified therein, and Credit Suisse First Boston, as U.S. Collateral Agent (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 filed on March 16, 2004).

10.3	European Guarantee Agreement, dated as of December 17, 2003, among Sensus Metering Systems (Luxco 2) S.AR.L., Sensus Metering Systems (Bermuda 3) Ltd., Sensus Metering Systems (Luxco 1) S.AR.L., the Subsidiaries of Sensus Metering Systems (Luxco 2) S.AR.L. identified therein, and Credit Suisse First Boston, as European Collateral Agent (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 filed on March 16, 2004).

10.4	Pledge Agreement, dated December 17, 2003, among Sensus Metering Systems (Luxco 3) S.AR.L. and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Sensus Metering Systems France Holdings (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 filed on March 16, 2004).

Exhibit No.	Description
10.5	Pledge Agreement, dated December 17, 2003, among Sensus Metering Systems France Holdings and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Financiere Pollux (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 filed on March 16, 2004).

10.6	Pledge Agreement, dated December 17, 2003, among Financiere Pollux and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Invensys Metering Systems SAS (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 filed on March 16, 2004).

10.7	Shareholders Agreement, dated as of December 17, 2003, by and among Sensus Metering Systems (Bermuda 1) Ltd., The Resolute SIE, L.P., The Resolute Fund Netherlands PV I, L.P., The Resolute Fund Netherlands PV II, L.P., The Resolute Fund NQP, L.P., The Resolute Fund Singapore PV, L.P., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., and Goldman Sachs Direct Investment Fund 2000, L.P. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 filed on March 16, 2004).

10.8	Management Subscription and Shareholders Agreement, dated March 5, 2004, by and among Sensus Metering Systems (Bermuda 1) Ltd. and the persons named therein (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 filed on March 16, 2004).

10.9*	Employment and Non-Interference Agreement, dated December 17, 2003, by and between Peter Mainz and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 filed on March 16, 2004).

10.10*	Restricted Share Plan of Sensus Metering Systems (Bermuda 1) Ltd. (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 filed on March 16, 2004).

10.11*	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 filed on March 16, 2004).

10.12	Consultant Subscription and Shareholder Agreement, dated March 5, 2004, by and among Sensus Metering Systems (Bermuda 1) Ltd. and the person named therein (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-4 filed on March 16, 2004).

10.13	The Jordan Company, L.P. Management Consulting Agreement, dated December 17, 2003, by and among The Jordan Company, L.P., Sensus Metering Systems Inc. and its direct and indirect subsidiaries party thereto (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-4 filed on March 16, 2004).

10.14	Letter Agreement, dated December 17, 2003, among The Jordan Company, L.P., Sensus Metering Systems Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 filed on March 16, 2004).

10.15	Non-Competition Agreement, dated December 17, 2003, by and between Invensys plc and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-4 filed on March 16, 2004).

10.16	Purchase Agreement, dated December 11, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd. and the Purchasers named therein (incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.17	Stock Purchase Agreement, dated October 21, 2003, by and among the sellers identified therein, Invensys plc and IMS Meters Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 filed on March 16, 2004).

Exhibit No.		Description
10.18		Amendment No. 1 to Stock Purchase Agreement, dated December 17, 2003 (incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-4 filed on March 16, 2004).

10.19		Amendment No. 1 to the Credit Agreement, dated October 14, 2004, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.AR.L., Sensus Metering Systems (Bermuda 2) Ltd., the Lenders and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2004 (filed on October 18, 2004)).

10.20		Amendment No. 2 and Agreement to the Credit Agreement, dated May 12, 2006, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.AR.L., Sensus Metering Systems (Bermuda 2) Ltd., the Lenders and Credit Suisse (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2006 (filed on May 17, 2006)).

10.21		Asset Purchase Agreement, date June 2, 2006, by and between Sensus Metering Systems Inc. and Advanced Metering Data Systems, L.L.C. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

10.22*		Contract of Employment for Signing Managers, effective December 1, 2004, between IMS Holdings GMBH and José Hernandez (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).

10.23*		Sensus Metering Systems Inc. Nonqualified Supplemental Retirement Plan FBO Dan Harness (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).

10.24*		Joinder Agreement to the Master Plan, dated February 5, 2008, between Sensus Metering Systems Inc. and Dan Harness (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

10.25*		North America Executive Employee Vehicle Policy of Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

10.26*		Sensus Metering Systems 2007 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.27*		Sensus Metering Systems Form of Nonqualified Stock Option Grant (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.28*		Employment and Non-Interference Agreement, dated December 1, 2007, by and between Alfred Giammarino and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 28, 2007 (filed on November 28, 2007)).

10.29	*	Employment Offer Letter, dated December 5, 2006, by and between Colin Flannery and Sensus Metering Systems (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

10.30*		Consulting Agreement, effective as of April 24, 2008, between Dan Harness and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A dated April 24, 2008 (filed on June 16, 2008)).

10.31*		Management Incentive Plan of Sensus Metering Systems (Bermuda 2) Ltd. and Sensus Metering Systems Inc., dated May 16, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 16, 2008 (filed on May 22, 2008)).

Exhibit No.	Description
10.32*	Consulting Agreement, effective as of May 30, 2008, between Al Giammarino and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

10.33*	Employment and Non-Interference Agreement, dated July 1, 2008, by and between William T. Yeates and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

10.34*	Relocation Payback Agreement, dated June 5, 2008, by and between William T. Yeates and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

10.35*	Employment and Non-Interference Agreement, dated December 8, 2008, by and between Jeffery J. Kyle and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 8, 2008 (filed on December 8, 2008)).

10.36*	Relocation Payback Agreement, dated February 16, 2009, by and between Jeffery J. Kyle and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

10.37*	Sensus U.S. Vehicle Fleet Policy, dated January 1, 2009 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

21.1	Subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contracts and compensation plans.