Form 10-Q
period 2009-06-27
SENSUS METERING SYSTEMS INC; SENSUS METERING SYSTEMS BERMUDA 2 LTD
filed 2009-07-24
CIK 1281223, 1281226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-113658

Sensus (Bermuda 2) Ltd.	Sensus USA Inc.
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Bermuda	98-0413362	Delaware	51-0338883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8537 Six Forks Road, Suite 400, Raleigh, North Carolina 27615

(Address of principal executive offices) (Zip Code)

(919) 845-4000

(Registrants’ telephone number, including area code)

Sensus Metering Systems (Bermuda 2) Ltd.	Sensus Metering Systems Inc.
(Former name, former address and former fiscal year, if changed since last report)	(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 20, 2009, Sensus (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus (Bermuda 1) Ltd., and Sensus USA Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus (Bermuda 2) Ltd.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	June 27, 2009	March 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27.9	$37.9
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.2 at June 27, 2009 and March 31, 2009	112.6	112.8
Other	2.6	2.9
Inventories, net	68.5	66.4
Prepayments and other current assets	19.4	11.8
Deferred income taxes	6.5	6.5
Deferred costs	13.1	10.6

Total current assets	250.6	248.9
Property, plant and equipment, net	134.2	131.5
Intangible assets, net	184.5	187.3
Goodwill	401.9	394.5
Deferred income taxes	39.3	39.5
Deferred costs	117.6	88.7
Other long-term assets	23.4	21.9

Total assets	$1,151.5	$1,112.3

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$81.7	$87.1
Accruals and other current liabilities	76.7	80.7
Current portion of long-term debt	38.5	38.5
Short-term borrowings	4.9	4.9
Income taxes payable	—	2.9
Restructuring accruals	8.8	7.3
Deferred revenue	23.1	19.0

Total current liabilities	233.7	240.4
Long-term debt, less current portion	395.5	395.5
Pensions	47.1	44.4
Deferred income taxes	76.4	76.4
Deferred revenue	199.3	149.8
Other long-term liabilities	34.3	27.6

Total liabilities	986.3	934.1
Commitments and Contingencies (Note 12)
STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	245.4	245.4
Accumulated deficit	(94.4)	(79.3)
Accumulated other comprehensive income	1.4	0.2

Total stockholder’s equity	152.4	166.3

Noncontrolling interest	12.8	11.9

Total equity	165.2	178.2

Total liabilities and equity	$1,151.5	$1,112.3

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Fiscal Quarter Ended June 27, 2009	Fiscal Quarter Ended June 28, 2008
NET SALES	$145.0	$185.1

COST OF SALES	114.9	139.5

GROSS PROFIT	30.1	45.6

OPERATING EXPENSES:
Selling, general and administrative expenses	35.3	33.4
Restructuring costs	6.8	1.3
Amortization of intangible assets	2.8	3.6
Other operating expense, net	0.8	0.7

OPERATING (LOSS) INCOME	(15.6)	6.6

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(9.0)	(9.8)
Other income, net	1.5	0.3

LOSS BEFORE INCOME TAXES	(23.1)	(2.9)

BENEFIT FOR INCOME TAXES	(8.8)	(0.8)

CONSOLIDATED NET LOSS	(14.3)	(2.1)

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.8)	(0.4)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(15.1)	$(2.5)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(in millions)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder’s Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2009	$—	$245.4	$(79.3)	$0.2	$166.3	$11.9	$178.2
Other comprehensive (loss) income:
Net loss	—	—	(15.1)	—	(15.1)	0.8	(14.3)
Foreign currency translation adjustment	—	—	—	0.9	0.9	—	0.9
Unrealized gain on interest rate swaps, net of tax of $0.3 million	—	—	—	0.3	0.3	—	0.3

Total comprehensive (loss) income					(13.9)	0.8	(13.1)

Foreign currency translation adjustment related to noncontrolling interest	—	—	—	—	—	0.1	0.1

Balance at June 27, 2009	$—	$245.4	$(94.4)	$1.4	$152.4	$12.8	$165.2

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Fiscal Quarter Ended June 27, 2009	Fiscal Quarter Ended June 28, 2008
OPERATING ACTIVITIES:
Consolidated net loss	$(14.3)	$(2.1)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6.3	6.9
Amortization of intangible assets	2.8	3.6
Amortization of software development costs	1.7	0.4
Amortization of deferred financing costs	0.7	0.7
Net gain on foreign currency transactions	(1.0)	(0.5)
Changes in assets and liabilities used in operations:
Accounts receivable	3.0	(6.2)
Inventories	(0.5)	(0.8)
Other current assets	1.1	(4.4)
Accounts payable, accruals and other current liabilities	(11.3)	(1.1)
Income taxes payable	(11.0)	—
Deferred revenue less deferred costs primarily from long-term AMI electric and gas contracts	22.3	8.2
Other	(1.6)	0.5

Net cash (used in) provided by operating activities	(1.8)	5.2

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(6.5)	(6.0)
Software development costs	(2.3)	(1.9)

Net cash used in investing activities	(8.8)	(7.9)

FINANCING ACTIVITIES:
Increase in short-term borrowings	—	0.1
Principal payments on debt	—	(7.0)

Net cash used in financing activities	—	(6.9)
Effect of exchange rate changes on cash	0.6	0.6

DECREASE IN CASH AND CASH EQUIVALENTS	(10.0)	(9.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$37.9	$37.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27.9	$28.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:
Interest	$12.6	$14.8

Income taxes, net of refunds	$2.0	$0.5

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. General

Description of Business

Sensus (Bermuda 2) Ltd. (“Bermuda 2”), a wholly owned subsidiary of Sensus (Bermuda 1) Ltd. (“Bermuda 1”), together with its subsidiaries, referred to herein as the Company, is a leading provider of advanced metering and related communications solutions to the worldwide utility industry. The Company is a global manufacturer of water, gas, heat and electric meters including comprehensive metering communications system solutions that include both automatic meter reading (“AMR”) and advanced metering infrastructure (“AMI”) systems. In addition, the Company produces pipe joining and repair products for water and natural gas utilities and is a supplier of precision-manufactured aluminum die castings.

The Company was formed on December 18, 2003 through the acquisition of the metering systems and certain other businesses of Invensys plc (“Invensys”). Prior to the acquisition, the Company had no active business operations. The metering systems businesses operated by Invensys prior to the acquisition are referred to herein as “Invensys Metering Systems.”

Effective as of June 25, 2009, the name of Sensus Metering Systems (Bermuda 2) Ltd. was changed to Sensus (Bermuda 2) Ltd. and, effective as of July 2, 2009, the name of Sensus Metering Systems Inc. was changed to Sensus USA Inc.

Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of the unaudited consolidated financial statements have been included, and the unaudited consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2009 and related notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC.

The accompanying consolidated financial statements present results of the Company for the fiscal quarters ended June 27, 2009 and June 28, 2008. The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

Reclassifications

Certain prior year financial statement captions have been reclassified to conform to the current year presentation.

Adoption of Accounting Pronouncements

On April 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest and the goodwill acquired in the business combination at the acquisition date. FAS 141R also establishes principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company did not enter into any business combinations during the current fiscal quarter.

On April 1, 2009, the Company adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“FAS 160”). FAS 160 requires the classification of noncontrolling interests as a separate component of equity and net earnings attributable to noncontrolling interests as a separate line item on the face of the income statement. FAS 160 also requires retrospective application of its disclosure and presentation requirements for all periods presented. Accordingly, noncontrolling interests at June 27, 2009 and March 31, 2009, which were previously reported as long-term liabilities, have been reclassified as a separate component of equity. Furthermore, the net loss attributable to noncontrolling interest for the fiscal quarters ended June 27, 2009 and June 28, 2008 has been presented as a separate line item on the Company’s consolidated statements of operations. Comprehensive loss for the fiscal quarters ended June 27, 2009 and June 28, 2008 was also adjusted to include the comprehensive income attributable to noncontrolling interests.

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

In connection with its Advanced Metering Data Systems, L.L.C. (“AMDS”) acquisition, the Company began to deploy its new advanced, fixed network AMI technology under long-term contracts, generally up to 20 years. These contracts contain multiple elements, including hardware, software, project management and installation services as well as ongoing customer support. Such arrangements are subject to the four revenue recognition criteria identified above, as well as to the guidance in SOP 97-2. Among other things, this guidance requires the allocation of the aggregate contract value to each of the respective elements based on vendor-specific objective evidence (“VSOE”) of fair value and establishes the timing of revenue recognition for each of those elements. VSOE of fair value is the price at which an element of a multiple-element contract is sold on a stand-alone basis, and it is on this basis that the aggregate contract value is allocated to each of the elements in the contract.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred Revenue and Deferred Costs

Deferred revenue and associated incremental direct costs result primarily from long-term AMI electric and gas contracts whereby the Company has deployed metering infrastructure, shipped product or performed services, including billing customers for the products and services, but for which all revenue recognition criteria for accounting purposes have not yet been met (see Revenue Recognition above). Deferred revenue and deferred costs are shown separately within total liabilities and total assets, respectively, in the accompanying consolidated balance sheets and are classified as current or long term based on the period such amounts will be realized.

The following represents a reconciliation of the deferred revenue and deferred costs, net of amortization, for the periods presented (in millions):

	June 27, 2009	March 31, 2009
Current deferred revenue related to:
Primarily long-term AMI electric and gas contracts	$22.7	$18.6
Other	0.4	0.4

Total	$23.1	$19.0

Long-term deferred revenue related to:
Primarily long-term AMI electric and gas contracts	$197.8	$148.2
Other	1.5	1.6

Total	$199.3	$149.8

Current deferred costs primarily related to long-term AMI electric and gas contracts	$13.1	$10.6

Long-term deferred costs primarily related to long-term AMI electric and gas contracts	$117.6	$88.7

Stock-Based Compensation

Bermuda 1 maintains a Restricted Share Plan (the “Plan”) that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer, repurchase rights and other limitations as set forth in the related management subscription and shareholders’ agreement. As of June 27, 2009, there were 2,000,000 restricted shares of Bermuda 1 authorized and 999,000 shares issued and outstanding under the Plan. The outstanding restricted shares were purchased for $0.01 of cash consideration. No awards were granted under the Plan in the fiscal quarters ended June 27, 2009 and June 28, 2008.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, which requires that the compensation cost related to share-based payment transactions be recognized in the financial statements based on estimated fair values. The Company performed a fair value analysis of its restricted shares as of the grant date and determined that no compensation expense was required to be recorded. For each reporting period, the Company performs an evaluation of its contingent repurchase rights on an individual employee-by-employee basis. If the Company’s contingent repurchase features become probable, the Company will assess whether liability classification is appropriate. No compensation expense related to the Plan was recognized for the fiscal quarters ended June 27, 2009 and June 28, 2008.

On July 19, 2007, the Company’s board of directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”), as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option Agreement. The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 1,000,000 shares of Bermuda 1 Class B common stock are available for issuance upon exercise of options granted pursuant to the Option Plan. The options awarded under the Option Plan have a contractual term of 10 years, and are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant, and vesting may accelerate upon the occurrence of certain stated liquidity events. During the fiscal quarter ended June 27, 2009, no stock options were granted under the Option Plan, and as of June 27, 2009, no stock options were vested.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). In February 2008, FAS 157 was amended by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for those recognized or disclosed on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. Beginning in the current fiscal quarter, the measurement and disclosure requirements of FAS 157 were adopted fully for financial as well as non-financial assets and liabilities.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the current fiscal quarter, FAS 157 affects only the Company’s derivative instruments disclosures in Note 5 Financial Instruments.

Fair Value of Financial Instruments

In April 2009, the Company adopted FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. It also amends APB 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

The carrying amounts of cash, trade receivables and trade payables approximated fair values as of June 27, 2009 and March 31, 2009. The estimated fair value of the Company’s term loans and revolving credit facility borrowings was $152.9 million and $143.9 million at June 27, 2009 and March 31, 2009, respectively. The estimated fair value of the Company’s $275.0 million of 8 5/8% senior subordinated notes due in 2013 (the “Notes”) was approximately $242.0 million and $228.3 million at June 27, 2009 and March 31, 2009, respectively. The fair value of the Notes was determined based upon recent market transactions and dealer indicative pricing.

Recent Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position No. 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132R-1”). FSP FAS 132R-1 provides guidance for disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures are to provide an understanding of a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, b) the major categories of plan assets, c) the inputs and valuation techniques used to measure the fair value of plan assets, d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and e) significant concentrations of risk within plan assets. FSP FAS 132R-1 is effective for the Company’s March 31, 2010 Annual Report on Form 10-K, and will impact disclosure of its pension and other postretirement benefit plan assets.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. FAS 165 is currently effective for the Company beginning with the first fiscal quarter of 2010. The adoption of FAS 165 did not have a significant impact upon the accounting for and disclosure of subsequent events.

In June 2009, the SEC released Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 amends or rescinds existing portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletin Series to be consistent with the authoritative accounting guidance of FASB Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). SAB 112 is effective for the Company beginning with the first fiscal quarter of 2010 and will be utilized in conjunction with future business combinations accounted for in accordance with FAS 141R and non-controlling interests accounted for in accordance with FAS 160.

In June, 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the SEC and its staff. FAS 168 is effective July 1, 2009 and will apply to all interim periods ending after September 15, 2009. FAS 168 will amend the Company’s disclosure for references to accounting guidance to include reference to the applicable section of the Codification.

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

During fiscal 2008 and 2009, the performance thresholds were achieved related to the vested preference shares. Accordingly, 15,000 vested preference shares were released from restrictions, and in fiscal 2009, AMDS opted to have the 15,000 unrestricted shares redeemed for $15 million in cash. As required by the AMDS purchase agreement, the $15 million was funded by Bermuda 1 during fiscal 2009, and thus the Company’s cash position was not impacted.

The Company is also required to make additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $7.3 million for the fiscal quarter ended June 27, 2009 and $31.6 million cumulatively, net of $5.5 million previously paid in accordance with the purchase agreement ($0.9 million in fiscal 2008 and $4.6 million in fiscal 2009). In the accompanying consolidated balance sheet as of June 27, 2009, $13.8 million is classified as accruals and other current liabilities and $17.8 million is classified as other long-term liabilities. The offset to these gross accrued amounts reflects additional purchase price and is classified as goodwill.

In addition, on the date of acquisition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15 million if the specified performance thresholds are achieved over the relevant period. During July 2009, the performance thresholds were achieved related to the unvested preference shares, and all of these preference shares became vested. Bermuda 1 is legally obligated to satisfy the future redemption requirements of these preference shares, and thus the Company will not be obligated to provide cash for such requirements.

In accordance with FASB EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the cumulative accrued amounts to be paid in cash, any additional future cash consideration and the fair value of the unvested preference shares represent additional purchase price and will increase the amount of recorded goodwill when the contingencies are

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resolved. The AMDS acquisition was accounted for in accordance with Financial Accounting Standards No. 141, Business Combinations, and the operating results have been included in the Company’s consolidated financial statements from the date of acquisition.

3. Goodwill and Identifiable Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements, developed technology and customer and distributor relationships. Goodwill of $401.9 at June 27, 2009 represents the excess of the purchase price paid by the Company for Invensys Metering Systems, NexusData, Inc. and AMDS over the fair value of the net assets acquired. The goodwill is attributed to the value placed on the Company being an industry leader with market-leading positions in the North American and European water metering markets, the North American clamps and couplings and precision die casting markets and the synergies resulting primarily from AMDS acquisition. The Company is also a market leader in the North American gas metering market, the European heat metering market and the North American water AMI market. The Company has achieved these leadership positions by developing and manufacturing innovative products. In addition, future expansion of AMI technology provides a significant opportunity for the Company. Patents, trademarks, developed technology, customer and distributor relationships and non-competition agreements are stated at fair value on the date of acquisition as determined by an independent valuation firm.

Intangible assets are summarized as follows (in millions):

	June 27, 2009		March 31, 2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$401.9	$—	$394.5	$—
Tradenames (indefinite lived)	27.1	—	27.1	—

	429.0	—	421.6	—
Intangible assets subject to amortization:
Distributor and marketing relationships	194.0	(60.8)	193.8	(58.5)
Developed technology	26.0	(6.3)	26.0	(5.8)
Non-competition agreements	30.5	(30.4)	30.5	(30.3)
Patents	16.1	(11.9)	15.8	(11.5)
Tradenames (definite lived)	0.2	—	0.2	—

	266.8	(109.4)	266.3	(106.1)

Total intangible assets	$695.8	$(109.4)	$687.9	$(106.1)

4. Inventories

Inventories consist of the following (in millions):

	June 27, 2009	March 31, 2009
Raw materials, parts and supplies	$39.8	$36.8
Work in process	11.3	11.3
Finished goods	19.6	20.0
Allowance for shrink and obsolescence	(2.2)	(1.7)

Inventories, net	$68.5	$66.4

SENSUS (BERMUDA 2) LTD.

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

As of June 27, 2009, the Company had one foreign currency forward contract outstanding, with an expiration date of June 29, 2009, to sell approximately $2.8 million, by buying 2.0 million euro. Such contracts are arranged to manage the exposure to foreign currency risks related primarily to certain intercompany receivable and payable balances denominated in those currencies and substantially offset exchange losses and gains on underlying exposures. Gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other non-operating income (expense) in the Company’s consolidated statements of operations. The Company does not utilize hedge accounting treatment for its forward contracts. For the fiscal quarter ended June 27, 2009, the Company recorded a net gain of $0.1 million on the foreign currency forward contracts, substantially all of which was unrealized. For the fiscal quarter ended June 28, 2008, the Company recorded a net loss of $0.4 million on the forward contracts, which included a $0.2 million realized loss upon settlement of certain contracts.

The Company utilizes interest rate swap agreements to mitigate its exposure to fluctuations in interest rates on variable-rate debt. The Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month London Interbank Offered Rate (“LIBOR”) and makes periodic payments at specified fixed rates.

The following table describes the terms of the Company’s interest rate swap agreements:

Trade Dates	Effective Dates	Maturity Dates	Notional Amounts (in millions)	Pay Fixed Rates	Receive Three-Month LIBOR as of June 27, 2009
December 9, 2005	January 20, 2006	September 30, 2010	$50.0	4.927%	1.10688%
March 24, 2006	August 22, 2006	June 30, 2010	50.0	5.121%	0.71625%
November 21, 2007	November 27, 2007	November 27, 2009	20.0	4.034%	0.66000%

Total			$120.0

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

On October 20, 2008, the Company discontinued its hedging relationship on the pay fixed 4.927% receive variable interest rate swap. At that time, accumulated other comprehensive loss associated with this swap was $2.0 million before tax. As of June 27, 2009, the unamortized accumulated other comprehensive loss associated with this swap was $1.3 million before tax. This amount is being amortized to earnings on a straight-line basis through September 30, 2010. Amortization of $0.6 million (net of tax of $0.4 million) is anticipated over the next twelve months. For the fiscal quarter ended June 27, 2009, a loss of $0.3 million was recorded for changes in fair value of the discontinued hedge.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the fiscal quarter ended June 27, 2009, other comprehensive income of $0.2 million (net of tax of $0.2 million) related solely to changes in fair value for the hedged interest rate swaps, and other comprehensive income of $0.1 million (net of tax of $0.1 million) resulted from amortization associated with the discontinued hedge. Other comprehensive income of $1.9 million (net of tax of $1.3 million) for the fiscal quarter ended June 28, 2008 related solely to changes in fair value of the swaps. See Note 10.

Our derivative instruments are valued using modeling techniques that incorporate level 2 observable inputs as defined by FAS 157. Key inputs include interest rate yield curves, foreign exchange rates, spot prices and volatility. The following table presents the fair value measurements of our derivatives and their associated fair value hierarchy level as of June 27, 2009 (in millions):

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$4.9	$—	$4.9	$—

As of June 27, 2009, interest rate swaps are classified within other long-term liabilities on the Company’s consolidated balance sheet.

6. Restructuring Costs

The following reflects activity associated with costs related to the Company’s restructuring initiatives (in millions):

	Fiscal Quarter Ended June 27, 2009	Fiscal Quarter Ended June 28, 2008
Employee severance and exit costs:
Accrued	$6.4	$1.0
Expensed as incurred	0.4	0.3

Total	$6.8	$1.3

For the fiscal quarter ended June 27, 2009, the Company incurred $6.8 million of restructuring costs primarily related to the rationalization of its water and heat meter product lines across Europe, the Middle East, Africa and South America and an early retirement program in Germany.

On September 18, 2008, Sensus Metering Systems GmbH, Ludwigshafen, a subsidiary of the Company, reached an understanding with its German works council on the general terms of a restructuring of the Ludwigshafen operations. The restructuring is part of a plan adopted by the Company to improve the competitiveness of its German operations. The restructuring is expected to include the closure of certain production lines at the facility and a reduction of approximately 175 employees. As a result of this reduction of employees, the Company expects to record total charges of approximately $20 million of severance and related payroll costs. The Company currently expects that these restructuring measures will be concluded by December 31, 2010. During the current fiscal quarter, the Company accrued $6.2 million for the reduction of approximately 44 employees under this plan. As of June 27, 2009, the Company has cumulatively accrued $11.8 million under this plan. The Company expects to incur additional restructuring costs of approximately $6 million in fiscal 2010.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in restructuring accruals are summarized as follows (in millions):

	Fiscal Quarter Ended June 27, 2009	Fiscal Quarter Ended June 28, 2008
Balance at beginning of year	$9.1	$7.6
Accrual of new committed/announced programs	6.4	1.0
Cash payments	(5.1)	(1.1)
Foreign currency translation adjustment	0.3	—

Balance at end of period	$10.7	$7.5

Current portion	$8.8	$5.1
Non-current portion	1.9	2.4

Total	$10.7	$7.5

Restructuring accruals are reflected within current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. As of June 27, 2009, restricted cash of $3.9 million, consisting of $1.5 million classified as other long-term assets and $2.4 million classified as prepayments and other current assets in the accompanying consolidated balance sheet, was earmarked to fund the Company’s early retirement contracts for certain of its German employees.

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

Changes in product warranty reserves are summarized as follows (in millions):

	Fiscal Quarter Ended June 27, 2009	Fiscal Quarter Ended June 28, 2008
Balance at beginning of year	$11.7	$10.7
Warranties provision	1.9	2.7
Settlements made	(2.0)	(2.7)
Foreign currency translation adjustment	0.2	0.1

Balance at end of period	$11.8	$10.8

Current portion	$8.8	$7.8
Non-current portion	3.0	3.0

Total	$11.8	$10.8

SENSUS (BERMUDA 2) LTD.

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

Net periodic benefit cost for the German pension plan consists of the following (in millions):

	Fiscal Quarter Ended June 27, 2009	Fiscal Quarter Ended June 28, 2008
Service cost	$0.3	$0.2
Interest cost	0.7	0.7
Amortization of prior service cost	—	0.1

Net periodic benefit cost	$1.0	$1.0

Net periodic pension cost for the U.S. pension plan consists of the following (in millions):

	Fiscal Quarter Ended June 27, 2009	Fiscal Quarter Ended June 28, 2008
Service cost	$0.2	$0.3
Interest cost	0.1	0.1
Expected return on plan assets	—	(0.1)

Net periodic benefit cost	$0.3	$0.3

The Company expects to continue to make contributions sufficient to fund benefits paid under its U.S. pension plan. The Company contributed approximately $0.2 million in the current fiscal quarter to its U.S. plan. Such contributions for the current fiscal year will approximate $1.0 million, and additional contributions may be made at the Company’s discretion.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate operating expenses, interest expense, amortization of intangible assets and deferred financing costs, and management fees are not allocated to the product lines and are incorporated in the All Other operating segment.

Reporting Segment Products

Reporting Segment	Major Products
Utility Infrastructure and Related Communication Systems (formerly Metering and Related Communication Systems)	Fixed network AMI systems, AMR systems and commercial and residential water, gas, electric and heat meters used by utilities. Fixed network AMI systems include communications technology, hardware and software. AMR systems include handheld and mobile radio-frequency reading systems. All AMI and meter reading system solutions include installation services and ongoing systems support.

All Other	Pipe joining, tapping and repair products that consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used by utilities in pipe joining and pipe repair applications. Die casting products that consist of high quality thin-wall, low porosity aluminum die castings, generally targeting the automotive industry and gas utility markets.

The following tables provide revenue, operating (loss) income and pre-tax loss for each segment (in millions):

	Fiscal Quarter Ended June 27, 2009	Fiscal Quarter Ended June 28, 2008
Segment revenue
Utility infrastructure and related communication systems (1)	$118.3	$153.5
All other	27.4	35.2
Eliminations	(0.7)	(3.6)

Total	$145.0	$185.1

Operating (loss) income
Utility infrastructure and related communication systems (1)	$(15.3)	$4.8
All other	(0.3)	1.8

Total	$(15.6)	$6.6

(Loss) income before income taxes
Utility infrastructure and related communication systems (1)	$(14.3)	$4.8
All other	(8.8)	(7.7)

Total	$(23.1)	$(2.9)

(1)

Utility infrastructure and related communication systems segment revenue for the fiscal quarters ended June 27, 2009 and June 28, 2008 excludes $53.7 million and $20.7 million, respectively, of customer billings primarily related to the deployment under long-term AMI electric and gas contracts that the Company is required to defer under SOP 97-2. Additionally, utility infrastructure and related communication systems operating (loss) income and (loss) income before income taxes for the fiscal

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarters ended June 27, 2009 and June 28, 2008 exclude $22.3 million and $8.2 million, respectively, of customer billings less incremental direct costs incurred primarily related to these long-term AMI electric and gas contracts that the Company is required to defer under SOP 97-2 (see Note 1).

Geographic Regions. Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales to Third Parties		Long-Lived Assets
	Fiscal Quarter Ended June 27, 2009	Fiscal Quarter Ended June 28, 2008	June 27, 2009	March 31, 2009
North America	$86.6	$112.6	$70.0	$68.9
Europe, Middle East, Africa	46.6	62.1	41.8	40.5
South America	3.6	2.7	1.8	1.6
Asia	8.2	7.7	20.6	20.5

Total	$145.0	$185.1	$134.2	$131.5

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. Long-lived assets consists of property, plant and equipment, net.

North America geographic net sales to third parties for the fiscal quarters ended June 27, 2009 and June 28, 2008 excludes $53.7 million and $20.7 million, respectively, of customer billings primarily from long-term AMI electric and gas contracts that the Company is required to defer under SOP 97-2 (See Note 1).

10. Comprehensive Loss

Comprehensive loss consists of the following (in millions):

	Fiscal Quarter Ended June 27, 2009	Fiscal Quarter Ended June 28, 2008
Consolidated net loss	$(14.3)	$(2.1)
Other comprehensive income (loss):
Foreign currency translation adjustment	0.9	(0.1)
Net gain on interest rate swaps, net of tax (see Note 5)	0.3	1.9

Consolidated comprehensive loss	$(13.1)	$(0.3)

Comprehensive income attributable to the noncontrolling interest	$(0.8)	$(0.4)

Comprehensive loss attributable to controlling interest	$(13.9)	$(0.7)

11. Income Taxes

The income tax benefit for the current fiscal quarter ended June 27, 2009 reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate.

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109, the Company had $3.4 million of unrecognized tax benefits as of June 27, 2009, including interest and penalties, $2.9 million of which is reflected in other long-term liabilities on

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the accompanying consolidated balance sheet. The total amount of net unrecognized tax benefits that, if recognized in a future period, would affect the effective rate was $3.3 million as of June 27, 2009.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of June 27, 2009 and March 31, 2009, the Company accrued $0.8 million and $0.7 million, respectively, in other long-term liabilities for interest and penalties.

Due to the expiration of foreign, federal and state statutes of limitations, it is reasonably possible that the Company’s net unrecognized tax benefits may change within the next 12 months by up to $0.5 million.

As of April 1, 2009, the Company is subject to U.S. federal, state and local income tax examination for fiscal years ending March 31, 2006 through 2009. The Company is also subject to non-U.S. income tax examinations for the same period, as well as March 31, 2005.

12. Commitments and Contingencies

The Company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of its business involving product liability, product warranty, personal injury, property damage, insurance coverage, intellectual property, contractual disputes and environmental matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes these unresolved legal actions will not have a material effect on the financial position or results of operations of the Company.

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

On March 13, 2009, the Company was sued in a patent infringement lawsuit filed in the U.S. District Court for the Eastern District of Texas by EON Corp. IP Holdings, LLC (“EON”). This lawsuit alleges the infringement of two patents allegedly owned by EON (the “EON Patents”). The lawsuit has not yet been served on Sensus, but alleges that Sensus infringes the EON Patents by “making, using, offering for sale, and/or selling two-way communication networks and/or data systems that fall within the scope of at least one claim of each of the EON Patents.” The lawsuit seeks unspecified damages, an injunction against further infringement, interest costs and attorneys’ fees.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 23, 2008, the Company was sued in a breach of contract action filed by Cannon Technologies, Inc. (“Cannon”). The lawsuit was filed in the U.S. District Court for the District of Minnesota. The lawsuit alleges breach of contract and breach of warranty with respect to electricity meters sold to Cannon and seeks unspecified damages, interest costs and attorneys’ fees.

The Company entered into contracts that contain product warranties that could require performance under certain conditions. The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At June 27, 2009, the Company had $15.0 million of letters of credit outstanding that had not been drawn upon with expiration dates ranging from one month to 12 months.

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

13. Debt

The Company’s total indebtedness outstanding consists of the following (in millions):

	June 27, 2009	March 31, 2009
Current portion of U.S. term loan facility	$38.5	$38.5
Short-term borrowings—Rongtai	4.9	4.9

Total current portion of long-term debt	43.4	43.4
U.S. term loan facility	120.5	120.5
Senior subordinated notes	275.0	275.0

Total long-term debt	395.5	395.5

Total debt	$438.9	$438.9

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Stock-Based Compensation

Bermuda 1 maintains a Restricted Share Plan (the “Plan”) that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer, repurchase rights and other limitations as set forth in the related management subscription and shareholders’ agreement. As of June 27, 2009, there were 2,000,000 restricted shares of Bermuda 1 authorized and 999,000 shares issued and outstanding under the Plan. The outstanding restricted shares were purchased for $0.01 of cash consideration. No awards were granted under the Plan in the fiscal quarters ended June 27, 2009 and June 28, 2008.

On April 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, which requires that the compensation cost related to share-based payment transactions be recognized in the financial statements based on estimated fair values. The Company performed a fair value analysis of its restricted shares as of the grant date and determined that no compensation expense was required to be recorded. For each reporting period, the Company performs an evaluation of its contingent repurchase rights on an individual employee-by-employee basis. If the Company’s contingent repurchase features become probable, the Company will assess whether liability classification is appropriate. No compensation expense related to the Plan was recognized for the fiscal quarters ended June 27, 2009 and June 28, 2008 related to the restricted shares.

On July 19, 2007, the Company’s board of directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”), as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option Agreement. The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 1,000,000 shares of Bermuda 1 Class B common stock are available for issuance upon exercise of options granted pursuant to the Option Plan. The options awarded under the Option Plan have a contractual term of 10 years, and are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant, and vesting may accelerate upon the occurrence of certain stated liquidity events. During the fiscal quarter ended June 27, 2009, no stock options were granted under the Option Plan, and as of June 27, 2009, no stock options were vested.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Because the Company does not have publicly traded equity, and does not have a history of issuing stock options, the expected volatility and expected term variables used in the Black-Scholes model were based upon analysis of similar public companies. Expected volatility was based upon historical volatility of similar public companies’ stock prices. Since expected volatility is a measure of both historical and implied volatility, as a point of reference, we then compared this calculated amount to similar public companies’ disclosed expected volatilities for reasonableness. Expected term was developed giving consideration to vesting terms, contractual life and review of disclosure of similar public companies. Given that we do not have publicly traded equity, without a history of granting stock options, we believe this approach provides a reasonable estimate of expected volatility and expected term. The risk-free interest rate was based upon the U.S. Treasury note stripped principal rate corresponding to our estimate of expected term. Expected dividends were $0, as the Company does not anticipate offering dividends on the shares underlying the options.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes each of these variables for grants of stock options during the fiscal quarters ended June 27, 2009 and June 28, 2008:

	Fiscal Quarter Ended June 27, 2009		Fiscal Quarter Ended June 28, 2008
Expected volatility	na	*	37.7%
Expected term (in years)	na	*	5
Risk-free rate	na	*	3.5%
Expected dividends	na	*	—

*	There were no stock options granted during the fiscal quarter ended June 27, 2009.

A summary of option activity during the fiscal quarter ended June 27, 2009 is presented in the table below:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term in years
Outstanding at March 31, 2009	942	$5.79	9.21
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at June 27, 2009	942	$5.79	8.97

The compensation committee of the Company’s board of directors (the “Compensation Committee”) selects the exercise price. For grants during the fiscal quarter ended June 28, 2008, the exercise price was $5.50. Stock compensation expense recognized in the fiscal quarters ended June 27, 2009 and June 28, 2008 was immaterial. Unrecognized stock compensation expense as of June 27, 2009 is $0.3 million, which is expected to be recognized over a weighted-average period of approximately four years.

Bermuda 1 common shares awarded under the Restricted Share Plan and the Option Plan are generally subject to restrictions on transfer, repurchase rights and other limitations as set forth in the related management subscription and shareholders’ agreement.

15. Guarantor Subsidiaries

The following tables present the condensed consolidating balance sheets at June 27, 2009 (unaudited) and March 31, 2009 and unaudited statements of operations and cash flows for the fiscal quarters ended June 27, 2009 and June 28, 2008 for a) Bermuda 2 (referred to as Parent), b) Sensus USA Inc. (“Sensus USA”), the issuer of the Notes (referred to as Issuer), c) on a combined basis, the subsidiaries of Bermuda 2 that are guaranteeing the Notes (referred to as Guarantor Subsidiaries) and d) on a combined basis, the subsidiaries of Bermuda 2 that are not guaranteeing the Notes (referred to as Non-Guarantor Subsidiaries). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because Sensus USA and the Guarantor Subsidiaries are 100% owned by Bermuda 2, the guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets (unaudited)

June 27, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$7.0	$0.4	$20.5	$—	$27.9
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	56.0	12.3	44.3	—	112.6
(To) from affiliates	(1.1)	40.7	(2.4)	(37.2)	—	—
Other	—	—	2.0	0.6	—	2.6
Inventories, net	—	26.1	13.5	28.9	—	68.5
Prepayments and other current assets	—	2.9	8.3	8.2	—	19.4
Deferred income taxes	—	4.6	1.9	—	—	6.5
Deferred costs	—	13.1	—	—	—	13.1

Total current assets	(1.1)	150.4	36.0	65.3	—	250.6

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	45.7	24.3	64.2	—	134.2
Intangible assets, net	—	142.4	8.0	34.1	—	184.5
Goodwill	—	333.8	40.6	27.5	—	401.9
Investment in subsidiaries	615.4	197.3	—	—	(812.7)	—
Deferred income taxes	—	2.0	37.3	—	—	39.3
Deferred costs	—	117.6	—	—	—	117.6
Other long-term assets	0.4	20.3	—	2.7	—	23.4

Total assets	$614.7	$1,442.7	$146.2	$222.9	$(1,275.0)	$1,151.5

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$53.9	$6.2	$21.6	$—	$81.7
Accruals and other current liabilities	—	41.2	3.4	32.1	—	76.7
Current portion of long-term debt	—	38.5	—	—	—	38.5
Short-term borrowings	—	—	—	4.9	—	4.9
Income taxes payable	—	8.4	(9.6)	1.2	—	—
Restructuring accruals	—	0.2	—	8.6	—	8.8
Deferred revenue	—	22.9	—	0.2	—	23.1

Total current liabilities	—	165.1	—	68.6	—	233.7

Notes payable to affiliates	462.3	44.8	(48.1)	3.3	(462.3)	—
Long-term debt, less current portion	—	395.5	—	—	—	395.5
Pensions	—	1.2	1.3	44.6	—	47.1
Deferred income taxes	—	59.9	(6.3)	22.8	—	76.4
Deferred revenue	—	199.3	—	—	—	199.3
Other long-term liabilities	—	26.0	5.0	3.3	—	34.3

Total liabilities	462.3	891.8	(48.1)	142.6	(462.3)	986.3

Stockholders’ equity	152.4	550.9	194.3	80.3	(812.7)	165.2

Total liabilities and stockholders’ equity	$614.7	$1,442.7	$146.2	$222.9	$(1,275.0)	$1,151.5

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$14.1	$—	$23.8	$—	$37.9
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	59.5	10.2	43.1	—	112.8
(To) from affiliates	(1.0)	34.6	1.9	(35.5)	—	—
Other	—	—	1.3	1.6	—	2.9
Inventories, net	—	27.2	12.5	26.7	—	66.4
Prepayments and other current assets	—	3.3	0.4	8.1	—	11.8
Deferred income taxes	—	4.6	1.9	—	—	6.5
Deferred costs	—	10.6	—	—	—	10.6

Total current assets	(1.0)	153.9	28.2	67.8	—	248.9

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	43.8	25.2	62.5	—	131.5
Intangible assets, net	—	144.7	8.0	34.6	—	187.3
Goodwill	—	326.5	40.6	27.4	—	394.5
Investment in subsidiaries	629.2	184.0	—	—	(813.2)	—
Deferred income taxes	—	2.2	37.3	—	—	39.5
Deferred costs	—	88.7	—	—	—	88.7
Other long-term assets	0.4	19.4	(0.1)	2.2	—	21.9

Total assets	$628.6	$1396.4	$139.2	$223.6	$(1,275.5)	$1,112.3

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$52.9	$6.1	$28.1	$—	$87.1
Accruals and other current liabilities	—	48.7	3.5	28.5	—	80.7
Current portion of long-term debt	—	38.5	—	—	—	38.5
Short-term borrowings	—	—	—	4.9	—	4.9
Income taxes payable	—	9.3	(7.1)	0.7	—	2.9
Restructuring accruals	—	—	—	7.3	—	7.3
Deferred revenue	—	18.8	—	0.2	—	19.0

Total current liabilities	—	168.2	2.5	69.7	—	240.4

Notes payable to affiliates	462.3	41.3	(43.9)	2.6	(462.3)	—
Long-term debt, less current portion	—	395.5	—	—	—	395.5
Pensions	—	1.2	1.2	42.0	—	44.4
Deferred income taxes	—	59.9	(6.3)	22.8	—	76.4
Deferred revenue	—	149.8	—	—	—	149.8
Other long-term liabilities	—	19.6	4.7	3.3	—	27.6

Total liabilities	462.3	835.5	(41.8)	140.4	(462.3)	934.1

Stockholders’ equity	166.3	560.9	181.0	83.2	(813.2)	178.2

Total liabilities and stockholders’ equity	$628.6	$1,396.4	$139.2	$223.6	$(1,275.5)	$1,112.3

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended June 27, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$65.2	$22.1	$61.9	$(4.2)	$145.0
Cost of sales	—	56.9	17.1	45.1	(4.2)	114.9

Gross profit	—	8.3	5.0	16.8	—	30.1

Selling, general and administrative expenses	—	19.3	2.1	13.9	—	35.3
Restructuring costs	—	0.2	—	6.6	—	6.8
Amortization of intangible assets	—	2.4	—	0.4	—	2.8
Other operating expense, net	—	0.8	—	—	—	0.8

Operating (loss) income	—	(14.4)	2.9	(4.1)	—	(15.6)

Non-operating (expense) income:
Interest (expense) income, net	—	(8.3)	0.1	(0.8)	—	(9.0)
Equity in (loss) earnings of subsidiaries	(15.1)	13.1	—	—	2.0	—
Other (expense) income, net	—	(0.1)	—	1.6	—	1.5

(Loss) income before income taxes	(15.1)	(9.7)	3.0	(3.3)	2.0	(23.1)

Provision (benefit) for income taxes	—	0.8	(10.3)	0.7	—	(8.8)

Consolidated net (loss) income	(15.1)	(10.5)	13.3	(4.0)	2.0	(14.3)

Less: Net income attributable to the noncontrolling interest	—	—	—	(0.8)	—	(0.8)

Net (loss) income attributable to controlling interest	$(15.1)	$(10.5)	$13.3	$(4.8)	$2.0	$(15.1)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended June 28, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$85.8	$30.3	$76.5	$(7.5)	$185.1
Cost of sales	—	65.0	25.3	56.7	(7.5)	139.5

Gross profit	—	20.8	5.0	19.8	—	45.6

Selling, general and administrative expenses	—	17.7	(0.8)	16.5	—	33.4
Restructuring costs	—	—	—	1.3	—	1.3
Amortization of intangible assets	—	2.3	0.8	0.5	—	3.6
Other operating expense, net	—	0.6	—	0.1	—	0.7

Operating income	—	0.2	5.0	1.4	—	6.6

Non-operating (expense) income:
Interest (expense) income, net	—	(9.1)	0.1	(0.8)	—	(9.8)
Equity in (loss) earnings of subsidiaries	(2.5)	7.2	—	—	(4.7)	—
Other income, net	—	0.1	—	0.2	—	0.3

(Loss) income before income taxes	(2.5)	(1.6)	5.1	0.8	(4.7)	(2.9)

Provision (benefit) for income taxes	—	1.1	(2.3)	0.4	—	(0.8)

Consolidated net (loss) income	(2.5)	(2.7)	7.4	0.4	(4.7)	(2.1)

Less: Net income attributable to the noncontrolling interest	—	—	—	(0.4)	—	(0.4)

Net (loss) income attributable to controlling interest	$(2.5)	$(2.7)	$7.4	$—	$(4.7)	$(2.5)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Fiscal Quarter Ended June 27, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Consolidated net (loss) income	$(15.1)	$(10.5)	$13.3	$(4.0)	$2.0	$(14.3)
Non-cash adjustments	—	7.2	1.2	2.1	—	10.5
Undistributed equity in loss (earnings) of subsidiaries	15.1	(13.1)	—	—	(2.0)	—
Changes in operating assets and liabilities	—	15.9	(13.7)	(0.2)	—	2.0

Net cash (used in) provided by operating activities	—	(0.5)	0.8	(2.1)	—	(1.8)

Investing activities
Expenditures for property, plant and equipment and software development costs	—	(6.6)	(0.4)	(1.8)	—	(8.8)

Net cash used in investing activities	—	(6.6)	(0.4)	(1.8)	—	(8.8)

Effect of exchange rate changes on cash	—	—	—	0.6	—	0.6

(Decrease) increase in cash and cash equivalents	—	(7.1)	0.4	(3.3)	—	(10.0)
Cash and cash equivalents at beginning of year	—	14.1	—	23.8	—	37.9

Cash and cash equivalents at end of period	—	7.0	0.4	20.5	—	27.9

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Fiscal Quarter Ended June 28, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Consolidated net (loss) income	$(2.5)	$(2.7)	$7.4	$0.4	$(4.7)	$(2.1)
Non-cash adjustments	—	5.8	2.2	3.1	—	11.1
Undistributed equity in loss (earnings) of subsidiaries	2.5	(7.2)	—	—	4.7	—
Changes in operating assets and liabilities	—	2.1	(9.4)	3.5	—	(3.8)

Net cash (used in) provided by operating activities	—	(2.0)	0.2	7.0	—	5.2

Investing activities
Expenditures for property, plant and equipment and software development costs	—	(4.8)	(0.4)	(2.7)	—	(7.9)

Net cash used in investing activities	—	(4.8)	(0.4)	(2.7)	—	(7.9)

Financing activities
Increase in short-term borrowings	—	—	—	0.1	—	0.1
Principal payments on debt	—	—	—	(7.0)	—	(7.0)

Net cash used in by financing activities	—	—	—	(6.9)	—	(6.9)

Effect of exchange rate changes on cash	—	—	—	0.6	—	0.6

Decrease in cash and cash equivalents	—	(6.8)	(0.2)	(2.0)	—	(9.0)
Cash and cash equivalents at beginning of year	$—	$10.2	$0.8	$26.6	$—	$37.6

Cash and cash equivalents at end of period	$—	$3.4	$0.6	$24.6	$—	$28.6

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Subsequent Events

We have evaluated subsequent events through the date of financial statement issuance, July 23, 2009. On June 30, 2009, the Company completed its acquisition of substantially all of the assets and assumption of certain identified liabilities of Telemetric Corporation for approximately $6.8 million in cash at closing and $1.0 million payable within one year of the closing date as defined in the asset purchase agreement. Additional cash consideration may be paid based on the performance of the acquired business through June 2013. The Company financed the transaction primarily with cash on hand and borrowings under our senior credit facilities. The acquisition will be accounted for in accordance with FAS 141R, and the operating results will be included in the Company’s consolidated financial statements from the date of acquisition.

In conjunction with the AMDS acquisition, during July 2009, the performance thresholds were achieved related to the unvested preference shares, and all of these preference shares became vested. Bermuda 1 is legally obligated to satisfy the future redemption requirements of these preference shares, and thus the Company will not be obligated to provide cash for such requirements. See Note 2.

On July 23, 2009, Sensus USA Inc. (“Sensus USA”) and Bermuda 2 entered into Amendment No. 3 and Agreement (the “Amendment”), amending that certain Credit Agreement, dated as of December 17, 2003 (as amended, the “Existing Credit Agreement”), among Sensus USA, as U.S. Borrower, Sensus Metering Systems (Luxco 2) S.AR.L, as European Borrower, Bermuda 2, the lenders and other parties thereto.

The Amendment extends the maturity of certain term loans under the Existing Credit Agreement by providing for approximately $132 million of new tranche B-3 term loans with a maturity date of June 3, 2013, the aggregate amount of which is deemed to convert a like amount of outstanding principal of existing tranche B-1 term loans that had a maturity date of December 17, 2010 under the Existing Credit Agreement. The Amendment provides for an additional $35 million in new tranche B-3 term loans. Furthermore, the Amendment extends the maturity date of Sensus USA’s $70 million in revolving loan capacity under the Existing Credit Agreement from December 17, 2009 to December 17, 2012.

The Amendment provides for a “LIBOR floor” of 2.5% applicable to the tranche B-3 term loans and revolving loans subject to pricing based on adjusted LIBOR and an applicable margin above adjusted LIBOR of 4.5%, which includes, in the case of the revolving loans, a facility fee of 1%. The pricing for the approximately $27 million in tranche B-1 term loans that were not extended will remain at LIBOR plus an applicable margin of 2%.

In addition, the Amendment increases the U.S. letter of credit availability from $20 million to $50 million and modifies certain financial covenants to improve financial flexibility.

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

We operate on a 13-week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. References herein to a fiscal quarter refer to the three-month period ended as of that date. The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements for the fiscal quarter ended June 27, 2009 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2009 and related notes thereto included in our Annual Report on Form 10-K filed with the SEC.

Effective as of June 25, 2009, we changed the name of Sensus Metering Systems (Bermuda 2) Ltd. to Sensus (Bermuda 2) Ltd. and, effective as of July 2, 2009, we changed the name of Sensus Metering Systems Inc. to Sensus USA Inc. Unless the context otherwise indicates or requires, the use in this Quarterly Report on Form 10-Q of the terms “we,” “us,” “our” or the “Company” refers to Sensus (Bermuda 2) Ltd. and its consolidated subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts to the nearest hundred thousand dollars.

General

We are a leading provider of advanced utility infrastructure systems, metering product technologies and related communication systems to the worldwide utility industry. We have over a century of experience in providing support to utilities. Our technologies, products and systems enable our utility customers to measure, manage and control electricity, water and natural gas more efficiently thereby enhancing conservation of those limited resources. Our products and technologies provide key functionality that will be required for the development of the “Smart Grid” in the United States. We are a leading provider of AMI fixed network radio frequency systems and solutions with a wide range of product offerings to meet the evolving demands of the electric, water, and gas utility sectors. We believe that we are the fastest growing participant in the North American electric metering systems market and the largest global manufacturer of water meters, a leading supplier of AMR devices to the North American water utilities market and a leading global developer and manufacturer of gas and heat metering systems. We are recognized throughout the utility industry for developing and manufacturing metering products with long-term accuracy and robust product features, innovative metering communications systems, as well as for providing comprehensive customer service for all of our products and services. In addition to our advanced utility infrastructure and metering business, we believe that we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and we are a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die castings.

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

During fiscal 2008 and 2009, the performance thresholds were achieved related to the vested preference shares. Accordingly, 15,000 vested preference shares were released from restrictions, and in fiscal 2009, AMDS opted to have the 15,000 unrestricted shares redeemed for $15 million in cash. As required by the AMDS purchase agreement, the $15 million was funded by Bermuda 1 during fiscal 2009, and thus the Company’s cash position was not impacted.

The Company is also required to make additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $7.3 million for the fiscal quarter ended June 27, 2009 and $31.6 million cumulatively, net of $5.5 million previously paid in accordance with the purchase agreement ($0.9 million in fiscal 2008 and $4.6 million in fiscal 2009). In our accompanying consolidated balance sheet as of June 27, 2009, $13.8 million is classified as accruals and other current liabilities and $17.8 million is classified as other long-term liabilities. The offset to these gross accrued amounts reflects additional purchase price and is classified as goodwill.

In addition, on the date of acquisition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15 million if the specified performance thresholds are achieved over the relevant period. During July 2009, the performance thresholds were achieved related to the unvested preference shares, and all of these preference shares became vested. Bermuda 1 is legally obligated to satisfy the redemption requirements of these preference shares, and thus the Company will not be obligated to provide cash for such requirements.

Recent Event

On June 30, 2009, the Company completed its acquisition of substantially all of the assets and assumption of certain identified liabilities of Telemetric Corporation (“Telemetric”) for approximately $6.8 million in cash at closing and $1.0 million payable within one year of the closing date as defined in the asset purchase agreement. Additional cash consideration may be paid based on performance of the acquired business through June 2013. The Company financed the transaction primarily with cash on hand and borrowings under our senior credit facilities. This purchase is expected to provide us with a significant and established presence in the distribution automation portion of the utility landscape and augment the Company’s AMI and smart grid solutions to electric, water and gas utilities.

Other Information about Our Business

The following table presents, as of the dates indicated, additional information about our operations and business:

	Fiscal Quarter Ended
	June 27, 2009	March 31, 2009	December 27, 2008	September 30, 2008	June 28, 2008	March 31, 2008
Total net sales (in millions)	$145.0	$169.0	$140.4	$176.2	$185.1	$184.8
Employees	3,671	3,838	3,710	3,904	3,864	3,979

Backlog

The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders. Total backlog at June 27, 2009 was $105.8 million, compared with $108.6 million at June 28, 2008. Total backlog at June 27, 2009 included $5.0 million of unfavorable currency effects. Eliminating the currency impact, total backlog at June 27, 2009 would have been $110.8 million, an increase of $2.2 million, or 2%, compared with the end of the prior corresponding fiscal quarter. In addition, at June 27, 2009 the Company cumulatively had approximately 8.3 million AMI electric and gas endpoints under long-term contracts, of which approximately 3.0 million endpoints had been shipped. The potential aggregate future revenue of unshipped endpoints and services under these contracts was approximately $500 million at June 27, 2009, of which approximately $50 million is included in backlog. No assurance can be made that firm purchase orders will be placed under these contracts.

For Results of Operations and Liquidity and Capital Resources, all dollar amounts and variances in the narrative discussions are rounded to millions; however, percentages are calculated based on dollar amounts depicted in the tables.

Results of Operations

The following table provides summary results of operations of the Company for the periods presented:

(dollars in millions)	Fiscal Quarter Ended June 27, 2009%		Fiscal Quarter Ended June 28, 2008%
Net sales	$145.0	100%	$185.1	100%
Gross profit	30.1	21%	45.6	25%
Selling, general and administrative expenses	35.3	24%	33.4	18%
Restructuring costs	6.8	5%	1.3	1%
Amortization of intangible assets	2.8	2%	3.6	2%
Other operating expense, net	0.8	1%	0.7	—

Operating (loss) income	(15.6)	(11)%	6.6	4%
Interest expense, net	(9.0)	(6)%	(9.8)	(5)%
Other income, net	1.5	1%	0.3	—

Loss before income taxes	(23.1)	(16)%	(2.9)	(1)%
Benefit for income taxes	(8.8)	(6)%	(0.8)	—

Consolidated net loss	(14.3)	(10)%	(2.1)	(1)%
Less: net income attributable to the noncontrolling interest	(0.8)	(1)%	(0.4)	—

Net loss attributable to controlling interest	$(15.1)	(10)%	$(2.5)	(1)%

Fiscal Quarter Ended June 27, 2009 Compared with Fiscal Quarter Ended June 28, 2008

Net Sales.

(dollars in millions)	Fiscal Quarter Ended June 27, 2009	Fiscal Quarter Ended June 28, 2008	Dollar Change	Percent Change
Net sales	$145.0	$185.1	$(40.1)	(22)%

Net sales for the fiscal quarter ended June 27, 2009 were lower than the prior corresponding fiscal quarter due to the dynamics of operating in a contracting global macroeconomic climate that was characterized by significant reductions in building and infrastructure investments primarily impacting demands for North

American water and gas products. Net sales outside North America were impacted primarily by unfavorable currency effects compared to the prior corresponding fiscal quarter. In addition, the operating cycle for the current period had 3% fewer working days.

Our net sales exclude certain amounts billed primarily to AMI electric and gas utility customers, which we are required to defer under SOP 97-2. For the fiscal quarters ended June 27, 2009 and June 28, 2008, the billings that we were required to defer under SOP 97-2 were $54 million and $21 million, respectively (See Note 1 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report). This increase is the result of higher shipments of approximately 450,000 AMI electric and gas endpoints under long-term contracts.

Our top ten customers accounted for approximately 27% of net sales for the fiscal quarter ended June 27, 2009, and no individual customer accounted for more than 10% of net sales.

Gross Profit.

(dollars in millions)	Fiscal Quarter Ended June 27, 2009	Fiscal Quarter Ended June 28, 2008	Dollar Change	Percent Change
Gross profit	$30.1	$45.6	$(15.5)	(34)%
Gross profit as a percent of net sales	21%	25%	—	(16)%

Gross profit in dollars and as a percentage of net sales for the current fiscal quarter was lower than the prior corresponding fiscal quarter principally due to shifting sales and global macroeconomic events described above, along with additional support costs for increased shipments of approximately 450,000 AMI electric and gas endpoints under long-term contracts, the billings for which we were required to defer under SOP 97-2.

Gross profit excludes $22 million and $8 million for the fiscal quarters ended June 27, 2009 and June 28, 2008, respectively, of billings to customers less incremental direct costs incurred primarily related to the deployment under long-term AMI electric and gas contracts that have been deferred under SOP 97-2 (See Note 1 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report). This deferral has no effect on the Company’s cash flow, as billings to customers occur when the network infrastructure and related endpoints are deployed and the associated costs are incurred.

Selling, General and Administrative (“SG&A”) Expenses.

(dollars in millions)	Fiscal Quarter Ended June 27, 2009	Fiscal Quarter Ended June 28, 2008	Dollar Change	Percent Change
SG&A expenses	$35.3	$33.4	$1.9	6%
SG&A expenses as a percent of net sales	24%	18%	—	33%

SG&A expenses for the fiscal quarter ended June 27, 2009 were higher than prior corresponding fiscal quarter primarily due to our continued investment in infrastructure related to AMI growth, partially offset by favorable foreign currency impacts. The Company’s cost structure reflects the increased spending to support the market demands of the AMI technology migration related to the deployment under long-term AMI electric and gas contracts discussed above.

Restructuring Costs. Restructuring costs for the fiscal quarters ended June 27, 2009 and June 28, 2008 were $7 million and $1 million, respectively, and primarily were due to the restructuring activities associated with our manufacturing operations in Germany.

Amortization of Intangible Assets. Amortization expense relates primarily to the intangible assets consisting of non-competition agreements, customer relationships and other intangible assets recorded at the time of the acquisition of Invensys Metering Systems and the intangible assets consisting of developed technology recorded as a result of the AMDS acquisition. Amortization of intangible assets decreased to $3 million for the fiscal quarter ended June 27, 2009 from $4 million for the fiscal quarter ended June 28, 2008 due primarily to one of our direct customer relationship assets having been fully amortized in fiscal 2009.

Other Operating Expense, Net. Other operating expense, net of $1 million for the current fiscal quarter and prior corresponding fiscal quarter primarily consisted of recurring management fees for The Jordan Company, L.P.

Interest Expense, Net. Interest expense, net decreased $1 million for the fiscal quarter ended June 27, 2009 as compared to the prior corresponding fiscal quarter and reflects the Company’s decision to service debt early and lower interest rates. During the past twelve months, the Company reduced its indebtedness by approximately $8 million.

Other Income, Net. Other income, net was approximately $2 million for the current fiscal quarter and was less than $1 million for the prior corresponding fiscal quarter. Other income, net principally relates to net transactional foreign currency gains and losses.

Benefit for Income Taxes. Income tax benefit was $9 million and less than $1 million for the fiscal quarters ended June 27, 2009 and June 28, 2008, respectively, and reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate.

Consolidated Net Loss. Consolidated net loss of $14 million for the fiscal quarter ended June 27, 2009 increased $12 million compared to our consolidated net loss for the fiscal quarter ended June 28, 2008 as a result of the factors described above.

Net Income Attributable to the Noncontrolling Interest. Net income attributable to the noncontrolling interest relates to the Company’s partner’s share of income or loss from our joint venture entities and increased slightly for the current fiscal quarter as compared to the prior corresponding fiscal quarter due to net improved results of operations of our joint ventures. The Company holds joint venture interests in entities in the Ukraine (51%), Algeria (55%), China (55%) and China (Rongtai) (60%).

Net Loss attributable to Controlling Interest. Net loss attributable to controlling interest of $15 million for the fiscal quarter ended June 27, 2009 increased $13 million compared to the fiscal quarter ended June 28, 2008 as a result of the factors described above.

Liquidity and Capital Resources

During the fiscal quarter ended June 27, 2009, we funded our operating, investing and financing requirements through cash on hand.

Net cash flow (used in) provided by operating activities in the fiscal quarters ended June 27, 2009 and June 28, 2008 was $(2) million and $5 million, respectively. The $7 million decrease in the current fiscal quarter compared to the prior corresponding fiscal quarter was primarily driven by lower cash earnings and payments of accrued expenses and accounts payable, partially offset by cash flow generated from growth in our AMI business, a substantial portion of which was deferred for revenue recognition purposes under SOP 97-2 (see Note 1 under “Unaudited Notes to Consolidated Financial Statements” in Item 1 of this Quarterly Report), and decreased accounts receivable driven by lower sales.

Cash expenditures for restructuring for the fiscal quarters ended June 27, 2009 and June 28, 2008 were $6 million and $1 million, respectively, and were reflected within cash used in operations. As of June 27, 2009, we had $11 million of restructuring accruals reflected on our consolidated balance sheet within current liabilities and other long-term liabilities. Additional cash restructuring expenses of approximately $6 million are expected to be incurred in fiscal 2010.

Cash used in investing activities were $9 million and $8 million for the fiscal quarters ended June 27, 2009 and June 28, 2008, respectively. For the current fiscal quarter and prior corresponding fiscal quarter expenditures for property, plant and equipment (“PP&E”) were $7 million and $6 million, respectively, of which 51% and 38%, respectively, reflected investment in the AMI business. PP&E expenditures were comprised of equipment, molds and tooling for replacement and cost efficiency, and maintenance, safety and expansion that extend useful lives. We incurred software development costs related to the AMI business of $2 million in each of the fiscal quarters ended June 27, 2009 and June 28, 2008. For the remainder of fiscal 2010, we expect to make expenditures for PP&E, software development costs and intangible assets of approximately $30 million, reflecting our continuing emphasis on a growth-oriented investment program.

There were no cash financing activities for the current fiscal quarter. Net cash used in financing activities was $7 million for the fiscal quarter ended June 28, 2008 and consisted of principal prepayments on the Company’s term loan facilities as the Company continued to reduce its outstanding indebtedness.

We maintain senior credit facilities that provide for senior secured financing totaling $229 million, consisting of one U.S. term loan facility in the amount of $159 million and two revolving credit facilities in an aggregate amount of $70 million, under which $40 million is available in the form of U.S. dollar-denominated loans and $30 million is available in the form of U.S. dollar-denominated loans or in the form of euro- or U.K. sterling-denominated loans. See below for discussion regarding the Company’s total indebtedness at June 27, 2009. The revolving credit facilities mature on December 17, 2009. The term loan facility matures on December 17, 2010. Borrowing costs for the term loan facility and revolving credit facilities are based on variable rates tied to adjusted LIBOR plus a 2% margin or the Alternate Base Rate plus 1%, exclusive in each case of a 0.5% facility fee. Up to $30 million of the revolving credit facilities is available in the form of letters of credit, and amounts repaid under the revolving credit facilities may be re-borrowed (subject to satisfaction of the applicable borrowing conditions) at any time prior to the maturity of the revolving credit facilities.

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

As of June 27, 2009, we had $439 million of total indebtedness outstanding, consisting of $275 million of senior subordinated notes, $159 million under the U.S. term loan facility and $5 million in short-term borrowings related to Rongtai. Interest expense, net, excluding amortization of deferred financing costs, was $8 million for the fiscal quarter ended June 27, 2009. The next scheduled principal payment on the term loan facility of approximately $39 million is due on March 31, 2010. There were no borrowings outstanding under the revolving credit facility at June 27, 2009, but $15 million of the facility was utilized in connection with outstanding letters of credit that have not been drawn upon. We were in compliance with all credit facility covenants at June 27, 2009.

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

In conjunction with the AMDS acquisition, the Company is legally obligated to satisfy any additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $7 million for the fiscal quarter ended June 27, 2009 and $32 million cumulatively, net of $5 million paid in accordance with the purchase agreement ($1 million in fiscal 2008 and $4 million in fiscal 2009). In our accompanying consolidated balance sheet as of June 27, 2009, $14 million is classified as accruals and other current liabilities and $18 million is classified as other long-term liabilities. We believe that expected cash flows from operations will provide sufficient funds to fulfill this obligation.

Recent Event

On July 23, 2009, Sensus USA Inc. (“Sensus USA”) and Sensus (Bermuda 2) Ltd. (“Bermuda 2”) entered into Amendment No. 3 and Agreement (the “Amendment”), amending that certain Credit Agreement, dated as of December 17, 2003 (as amended, the “Existing Credit Agreement”), among Sensus USA, as U.S. Borrower, Sensus Metering Systems (Luxco 2) S.AR.L, as European Borrower, Bermuda 2, the lenders and other parties thereto.

The Amendment extends the maturity of certain term loans under the Existing Credit Agreement by providing for approximately $132 million of new tranche B-3 term loans with a maturity date of June 3, 2013, the aggregate amount of which is deemed to convert a like amount of outstanding principal of existing tranche B-1 term loans that had a maturity date of December 17, 2010 under the Existing Credit Agreement. The Amendment provides for an additional $35 million in new tranche B-3 term loans. Furthermore, the Amendment extends the maturity date of Sensus USA’s $70 million in revolving loan capacity under the Existing Credit Agreement from December 17, 2009 to December 17, 2012.

The Amendment provides for a “LIBOR floor” of 2.5% applicable to the tranche B-3 term loans and revolving loans subject to pricing based on adjusted LIBOR and an applicable margin above adjusted LIBOR of 4.5%, which includes, in the case of the revolving loans, a facility fee of 1%. The pricing for the approximately $27 million in tranche B-1 term loans that were not extended will remain at LIBOR plus an applicable margin of 2%.

In addition, the Amendment increases the U.S. letter of credit availability from $20 million to $50 million and modifies certain financial covenants to improve financial flexibility.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.2 hereto and is incorporated herein by reference.

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

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of June 27, 2009, assets of foreign subsidiaries constituted approximately 30% of total assets. Foreign currency exchange rate exposure is most significant with respect to our European and South American operations. For the fiscal quarter ended June 27, 2009, net sales were negatively impacted by the devaluation of foreign currencies, primarily the euro, versus the U.S. dollar by $8.8 million. For the fiscal quarter ended June 28, 2008, net sales were positively impacted by the valuation of foreign currencies, primarily the euro, versus the U.S. dollar by $8.4 million.

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

Interest rate risk. Under the terms of the Company’s senior credit facility, we pay a variable rate of interest based on LIBOR or the alternate base rate and are subject to interest rate risk as a result of changes in these rates. The Company’s total indebtedness as of June 27, 2009 was $438.9 million, of which $163.9 million bears interest at variable rates. As of June 27, 2009, substantially all of our variable-rate borrowings were under the term loan facilities and were at the adjusted LIBOR plus a 2% margin. Of those borrowings, $120.0 million, or 73%, was hedged through interest rate swaps. At June 27, 2009, the weighted-average interest rate on our term loan facility borrowings including the effect of the interest rate swaps was approximately 5.7% (consisting of approximately 3.7% LIBOR plus 2%). Holding all other variables constant, a change in the interest rate of 1% on our variable-rate debt, after giving effect to the interest rate swaps, would impact annual interest costs by $0.4 million.

To hedge exposure to variable interest rates, the Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at specified fixed rates. The following table describes the terms of the Company’s interest rate swap agreements:

Trade Dates	Effective Dates	Maturity Dates	Notional Amounts (in millions)	Pay Fixed Rates	Receive Three-Month LIBOR as of June 27, 2009
December 9, 2005	January 20, 2006	September 30, 2010	$50.0	4.927%	1.10688%
March 24, 2006	August 22, 2006	June 30, 2010	50.0	5.121%	0.71625%
November 21, 2007	November 27, 2007	November 27, 2009	20.0	4.034%	0.66000%

Total			$120.0

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

On October 20, 2008, the Company discontinued its hedging relationship on the pay fixed 4.927% receive variable interest rate swap. At that time, accumulated other comprehensive loss associated with this swap was $2.0 million before tax. As of June 27, 2009, the unamortized accumulated other comprehensive loss associated with this swap was $1.3 million before tax. This amount is being amortized to earnings on a straight-line basis through September 30, 2010. Amortization of $0.6 million (net of tax of $0.4 million) is anticipated over the next twelve months. For the fiscal quarter ended June 27, 2009, a loss of $0.3 million was recorded for changes in fair value of the discontinued hedge.

For the fiscal quarter ended June 27, 2009, other comprehensive income of $0.2 million (net of tax of $0.2 million) related solely to changes in fair value for the hedged interest rate swaps, and other comprehensive income of $0.1 million (net of tax of $0.1 million) resulted from amortization associated with the discontinued hedge. Other comprehensive income of $1.9 million (net of tax of $1.3 million) for the fiscal quarter ended June 28, 2008 related solely to changes in fair value of the swaps.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to legal proceedings arising out of the operations of our business. We believe that an adverse outcome of our existing legal proceedings, including the proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, would not have a material adverse impact on our business, financial condition or results of operations. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements, could result in liabilities that have a material adverse impact on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which was filed with the SEC on May 15, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fiscal quarter ended June 27, 2009.

Item 5. Other Information

(a) On July 23, 2009, Sensus USA Inc. (“Sensus USA”) and Sensus (Bermuda 2) Ltd. (“Bermuda 2”) entered into Amendment No. 3 and Agreement (the “Amendment”), amending that certain Credit Agreement, dated as of December 17, 2003, as amended by Amendment No. 1, dated as of October 14, 2004, and Amendment No. 2 and Agreement, dated as of May 12, 2006 (as so amended, the “Existing Credit Agreement”), among Sensus USA, Sensus Metering Systems (Luxco 2) S.AR.L, Bermuda 2, the lenders, Credit Suisse, Goldman Sachs Credit Partners L.P., Deutsche Bank AG, Royal Bank of Canada and Bank of Montreal.

The Amendment extends the maturity of certain term loans under the Existing Credit Agreement by providing for approximately $132 million of new tranche B-3 term loans with a maturity date of June 3, 2013, the aggregate amount of which is deemed to convert a like amount of outstanding principal of existing tranche B-1 term loans that had a maturity date of December 17, 2010 under the Existing Credit Agreement. The Amendment provides for an additional $35 million in new tranche B-3 term loans. Furthermore, the Amendment extends the maturity date of Sensus USA’s $70 million in revolving loan capacity under the Existing Credit Agreement from December 17, 2009 to December 17, 2012.

The Amendment provides for a “LIBOR floor” of 2.5% applicable to the tranche B-3 term loans and revolving loans subject to pricing based on adjusted LIBOR and an applicable margin above adjusted LIBOR of 4.5%, which includes, in the case of the revolving loans, a facility fee of 1%. The pricing for the approximately $27 million in tranche B-1 term loans that were not extended will remain at LIBOR plus an applicable margin of 2%. In addition, the Amendment increases the U.S. letter of credit availability from $20 million to $50 million and modifies certain financial covenants to improve financial flexibility.

Goldman Sachs Credit Partners L.P. is an affiliate of GS Capital Partners. As of July 22, 2009, affiliates of GS Capital Partners owned 33.0% of the outstanding Class A Common Shares, 49.3% of the outstanding Series B Convertible Preferred Shares and 36.3% of the outstanding Series BB Convertible Preferred Shares of Sensus (Bermuda 1) Ltd., the ultimate parent of Sensus USA and Bermuda 2. In addition, two of our directors work for Goldman, Sachs & Co., an affiliate of Goldman Sachs Credit Partners L.P. and GS Capital Partners.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.2 hereto and is incorporated herein by reference.

(b) None.

Item 6. Exhibits

A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS (BERMUDA 2) LTD.

Date: July 23, 2009	By:	/s/ PETER MAINZ
Peter Mainz
Chief Executive Officer & President
(Principal Executive Officer)

Date: July 23, 2009	By:	/s/ JEFFREY J. KYLE
Jeffrey J. Kyle
Chief Financial Officer
(Principal Financial Officer)

Date: July 23, 2009	By:	/s/ THOMAS D. D’ORAZIO
Thomas D. D’Orazio
Senior Vice President, Finance
(Principal Accounting Officer)

SENSUS USA INC.

Date: July 23, 2009	By:	/s/ PETER MAINZ
Peter Mainz
Chief Executive Officer & President
(Principal Executive Officer)

Date: July 23, 2009	By:	/s/ JEFFREY J. KYLE
Jeffrey J. Kyle
Chief Financial Officer
(Principal Financial Officer)

Date: July 23, 2009	By:	/s/ THOMAS D. D’ORAZIO
Thomas D. D’Orazio
Senior Vice President, Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Amendment of Certificate of Incorporation of Sensus USA Inc.

3.2	Certificate of Incorporation on Change of Name of Sensus (Bermuda 2) Ltd.

10.1*	Sensus Management Incentive Plan Fiscal Year 2010.

10.2	Amendment No. 3 and Agreement, dated as of July 23, 2009, among Sensus USA Inc., Sensus Metering Systems (Luxco 2) S.AR.L, Sensus (Bermuda 2) Ltd., the Lenders, Credit Suisse, Goldman Sachs Credit Partners L.P., Deutsche Bank AG, Royal Bank of Canada and Bank of Montreal.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contracts and compensation plans.