Form 10-Q
period 2009-09-30
SENSUS USA INC; SENSUS (BERMUDA 2) LTD
filed 2009-10-28
CIK 1281223, 1281226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 26, 2009, Sensus (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus (Bermuda 1) Ltd., and Sensus USA Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus (Bermuda 2) Ltd.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	September 30, 2009	March 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34.0	$37.9
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.1 and $1.2, respectively	104.7	112.8
Other	1.8	2.9
Inventories, net	66.5	66.4
Prepayments and other current assets	14.5	11.8
Deferred income taxes	7.6	6.5
Deferred costs	16.2	10.6

Total current assets	245.3	248.9
Property, plant and equipment, net	137.6	131.5
Intangible assets, net	192.4	187.3
Goodwill	428.5	394.5
Deferred income taxes	55.5	39.5
Deferred costs	143.1	88.7
Other long-term assets	24.7	21.9

Total assets	$1,227.1	$1,112.3

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$79.1	$87.1
Accruals and other current liabilities	96.0	80.7
Current portion of long-term debt	22.4	38.5
Short-term borrowings	4.9	4.9
Income taxes payable	—	2.9
Restructuring accruals	10.1	7.3
Deferred revenue	29.3	19.0

Total current liabilities	241.8	240.4
Long-term debt, less current portion	446.2	395.5
Pensions	49.5	44.4
Deferred income taxes	76.4	76.4
Deferred revenue	244.4	149.8
Other long-term liabilities	21.2	27.6

Total liabilities	1,079.5	934.1
Commitments and Contingencies (Note 12)
STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	253.6	245.4
Accumulated deficit	(113.8)	(79.3)
Accumulated other comprehensive income	3.1	0.2

Total stockholder’s equity	142.9	166.3

Noncontrolling interest	4.7	11.9

Total equity	147.6	178.2

Total liabilities and equity	$1,227.1	$1,112.3

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Fiscal Quarter Ended September 30, 2009	Fiscal Quarter Ended September 30, 2008	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008
NET SALES	$153.3	$176.2	$298.3	$361.3

COST OF SALES	120.8	134.8	235.7	274.3

GROSS PROFIT	32.5	41.4	62.6	87.0

OPERATING EXPENSES:
Selling, general and administrative expenses	36.6	34.4	71.9	67.8
Restructuring costs	3.0	0.8	9.8	2.1
Amortization of intangible assets	3.0	3.6	5.8	7.2
Loss on debt extinguishment	5.9	—	5.9	—
Acquisition-related costs	0.7	—	0.7	—
Other operating expense, net	1.0	0.6	1.8	1.3

OPERATING (LOSS) INCOME	(17.7)	2.0	(33.3)	8.6

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(11.7)	(10.0)	(20.7)	(19.8)
Other (expense) income, net	(0.2)	0.1	1.3	0.4

LOSS BEFORE INCOME TAXES	(29.6)	(7.9)	(52.7)	(10.8)

BENEFIT FOR INCOME TAXES	(11.0)	(2.9)	(19.8)	(3.7)

CONSOLIDATED NET LOSS	(18.6)	(5.0)	(32.9)	(7.1)

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.8)	(0.7)	(1.6)	(1.1)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(19.4)	$(5.7)	$(34.5)	$(8.2)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(in millions)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder’s Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2009	$—	$245.4	$(79.3)	$0.2	$166.3	$11.9	$178.2
Equity adjustment from parent related to AMDS acquisition	—	15.0	—	—	15.0	—	15.0
Purchase of PDC Rongtai noncontrolling interest	—	(6.8)	—	—	(6.8)	(9.0)	(15.8)
Other comprehensive (loss) income:
Net loss	—	—	(34.5)	—	(34.5)	1.6	(32.9)
Foreign currency translation adjustment	—	—	—	1.9	1.9	—	1.9
Unrealized gain on interest rate swaps, net of tax of $0.7 million	—	—	—	1.0	1.0	—	1.0

Total comprehensive (loss) income					(31.6)	1.6	(30.0)

Foreign currency translation adjustment related to noncontrolling interest	—	—	—	—	—	0.2	0.2

Balance at September 30, 2009	$—	$253.6	$(113.8)	$3.1	$142.9	$4.7	$147.6

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008
OPERATING ACTIVITIES:
Consolidated net loss	$(32.9)	$(7.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12.7	13.9
Amortization of intangible assets	5.8	7.2
Amortization of software development costs	3.3	0.9
Amortization of deferred financing costs	1.5	1.7
Deferred income taxes	(17.8)	—
Net gain on foreign currency transactions	(0.5)	(0.4)
Loss on debt extinguishment	5.9	—
Changes in assets and liabilities used in operations, net of effects of acquisitions:
Trade accounts receivable	12.7	(6.4)
Inventories	3.2	(2.2)
Other current assets	2.6	0.1
Accounts payable, accruals and other current liabilities	(15.3)	(2.3)
Income taxes payable	(6.2)	(5.8)
Deferred revenue less deferred costs primarily from long-term AMI electric and gas contracts	44.0	21.3
Other	(0.8)	0.7

Net cash provided by operating activities	18.2	21.6

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(14.4)	(12.7)
Purchases of intangible assets	(3.9)	—
Software development costs	(4.4)	(3.6)
AMDS contingent payments	(13.4)	(4.6)
Telemetric acquisition	(6.8)	—

Net cash used in investing activities	(42.9)	(20.9)

FINANCING ACTIVITIES:
Increase in short-term borrowings	—	0.2
Proceeds from debt issuance	35.0	—
Debt issuance costs	(8.8)	—
Purchase of PDC Rongtai noncontrolling interest	(6.0)	—
Principal payments on debt	(0.4)	(11.2)

Net cash provided by (used in) financing activities	19.8	(11.0)
Effect of exchange rate changes on cash	1.0	0.1

DECREASE IN CASH AND CASH EQUIVALENTS	(3.9)	(10.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$37.9	$37.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34.0	$27.4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:
Interest	$18.5	$17.9

Income taxes, net of refunds	$4.2	$2.1

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (NOTE 2):

During the six months ended September 30, 2009, the 15,000 unvested preference shares issued in connection with the AMDS acquisition became vested with a redemption value of $15.0 million.

During the six months ended September 30, 2009, paid-in capital decreased $6.8 million in connection with the purchase of the PDC Rongtai noncontrolling interest, representing the excess purchase price over the carrying value of the noncontrolling interest.

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

Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of the unaudited consolidated financial statements have been included, and the unaudited consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2009 and related notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC.

The accompanying consolidated financial statements present results of the Company for the fiscal quarters and six months ended September 30, 2009 and 2008. The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

Reclassifications

Certain prior year financial statement captions have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance for disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures are to provide an understanding of a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, b) the major categories of plan assets, c) the inputs and valuation techniques used to measure the fair value of plan assets, d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and e) significant concentrations of risk within plan assets. This guidance is effective for the Company’s March 31, 2010 Annual Report on Form 10-K.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB Accounting Standards Codification

In June 2009, the FASB issued new guidance that establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the SEC and its staff. The Company adopted this guidance in the current fiscal quarter, and it impacts the disclosures for references to accounting guidance to reference the applicable section of the Codification.

Measuring Liabilities at Fair Value

In August 2009, the FASB released new guidance for evaluating the fair value of liabilities in situations where there is limited or no market information. Specifically,

•	it provides valuation techniques required to be used when a quoted price in an active market for the identical liability is not available,

•	it clarifies that when estimating the fair value of a liability, an adjustment for the existence of a restriction that prevents the transfer of the liability is not required, and

•

it clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

This guidance is effective for the Company in the current fiscal quarter and impacts liabilities that are required to be measured and disclosed at fair value.

Multiple-Deliverable Revenue Arrangements & Certain Revenue Arrangement that Include Software Elements

In October 2009, the FASB issued guidance that introduces a hierarchy of basis upon which the overall arrangement fee of certain multiple-element contracts can be allocated. The selling price used for each element will be based on:

•	vendor-specific objective evidence (“VSOE”) if available,

•	third-party evidence (“TPE”), if VSOE is not available or

•	estimated selling price if neither VSOE nor TPE is available.

Additional guidance was issued by the FASB, which requires multiple-element arrangements that include tangible products containing software components and non-software components that function together to deliver the product’s essential functionality to use the hierarchy introduced in the new guidance to establish an element’s selling price on which to allocate the overall arrangement fee.

For multiple-element arrangements within the scope of these updated standards, revenue recognition should occur sooner, generally at the time of an element’s delivery, rather than being deferred as historically has been the case for our arrangements for which VSOE could not be established. The Company is currently evaluating the financial impact and timing of adopting these revised standards for its multiple-element AMI arrangements.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with its Advanced Metering Data Systems, L.L.C. (“AMDS”) acquisition, the Company began to deploy its new advanced, fixed network AMI technology under long-term contracts, generally up to 20 years. These contracts contain multiple elements, including hardware, software, project management and installation services as well as ongoing customer support. Such arrangements are subject to the four revenue recognition criteria identified above, as well as to the guidance in the Codification related to software revenue recognition. Among other things, this guidance requires the allocation of the aggregate contract value to each of the respective elements based on vendor-specific objective evidence (“VSOE”) of fair value and establishes the timing of revenue recognition for each of those elements. VSOE of fair value is the price at which an element of a multiple-element contract is sold on a stand-alone basis, and it is on this basis that the aggregate contract value is allocated to each of the elements in the contract.

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

The following represents a reconciliation of the deferred revenue and deferred costs, net of amortization, for the periods presented (in millions):

	September 30, 2009	March 31, 2009
Current deferred revenue related to:
Primarily long-term AMI electric and gas contracts	$28.0	$18.6
Other	1.3	0.4

Total	$29.3	$19.0

Long-term deferred revenue related to:
Primarily long-term AMI electric and gas contracts	$242.7	$148.2
Other	1.7	1.6

Total	$244.4	$149.8

Current deferred costs primarily related to long-term AMI electric and gas contracts	$16.2	$10.6

Long-term deferred costs primarily related to long-term AMI electric and gas contracts	$143.1	$88.7

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Bermuda 1 maintains a Restricted Share Plan (the “Plan”) that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer, repurchase rights and other limitations as set forth in the related management subscription and shareholders’ agreement. As of September 30, 2009, there were 2,000,000 restricted shares of Bermuda 1 authorized and 989,000 shares issued and outstanding under the Plan. The outstanding restricted shares were purchased for $0.01 of cash consideration. No awards were granted under the Plan in the fiscal quarters and six months ended September 30, 2009 and September 30, 2008.

The Company accounts for its compensation cost related to share-based payment transactions based on estimated fair values. The Company performed a fair value analysis of its restricted shares as of the grant date and determined that no compensation expense was required to be recorded. For each reporting period, the Company performs an evaluation of its contingent repurchase rights on an individual employee-by-employee basis. If the Company’s contingent repurchase features become probable, the Company will assess whether liability classification is appropriate. No compensation expense related to the Plan was recognized for the fiscal quarters and six months ended September 30, 2009 and September 30, 2008.

On July 19, 2007, the Company’s board of directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”), as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option Agreement. The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 2,000,000 shares of Bermuda 1 Class B common stock are available for issuance upon exercise of options granted pursuant to the Option Plan. The options awarded under the Option Plan have a contractual term of 10 years, and are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant, and vesting may accelerate upon the occurrence of certain stated liquidity events. During the fiscal quarter and six months ended September 30, 2009, 48,000 stock options were granted under the Option Plan, and as of September 30, 2009, 112,000 stock options outstanding under the Option Plan were vested.

Fair Value Measurements

U.S. GAAP defines fair value, establishes a framework for measuring fair value, including consideration of non-performance risk, and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price).

U.S. GAAP also establishes a fair value hierarchy that categorizes and prioritizes the inputs used to estimate fair value into three levels based upon their observability. Level 1 has the highest priority and level 3 the lowest. If an input is based on bid and ask prices, the guidance permits the use of a mid-market pricing convention. The three levels of the fair value hierarchy are defined as follows:

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

For the current fiscal quarter, fair value measurements affect the Company’s contingent consideration and derivative instruments disclosures in Note 2 Acquisitions, and Note 5 Financial Instruments, respectively.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying amounts of cash, trade receivables and trade payables approximated fair values as of September 30, 2009 and March 31, 2009. The estimated fair value of the Company’s term loans and revolving credit facility borrowings was $191.6 million and $143.9 million at September 30, 2009 and March 31, 2009, respectively. The estimated fair value of the Company’s $275.0 million of 8  5/8% senior subordinated notes due in 2013 (the “Notes”) was approximately $264.0 million and $228.3 million at September 30, 2009 and March 31, 2009, respectively. The fair value of the Notes was determined based upon recent market transactions and dealer indicative pricing.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

2. Acquisitions

Rongtai. On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. The joint venture was called Sensus-Rongtai (Yangzhou) Precision Die Casting Co., Ltd. (“PDC Rongtai”). On September 29, 2009, the Company completed the acquisition of the 40% noncontrolling interest held by Yangzhou Runlin Investment Co., Ltd. As a result of the acquisition and in accordance with the terms of the equity transfer agreement, PDC Rongtai became wholly owned by a subsidiary of the Company and was subsequently renamed Sensus Precision Die Casting (Yangzhou) Co., Ltd. The terms of the agreement include total consideration with an estimated fair value of $15.8 million that consists of the following:

•	$6.0 million in cash at closing;

•	$4.8 million that is expected to be paid in February 2010;

•	estimated $4.6 million of contingent consideration based on certain earnings performance measures that is expected to be paid in April 2010; and

•	$0.4 million installment that is expected to be paid in September 2011.

The carrying value of the non-controlling interest at September 29, 2009 was $9.0 million. The $6.8 million of excess consideration paid and to be paid over the carrying value of the noncontrolling interest decreased paid-in capital.

In conjunction with the equity transfer agreement, the Company entered into a real estate transfer contract with Yangzhou Rongtai Industrial Development Co., Ltd. (“Yangzhou”) to sell certain buildings, ancillary equipment and land-use rights to Yangzhou for approximately $2.0 million. These assets are included in the Company’s all other segment. Title to the transferred property will pass to Yangzhou upon receipt of the required regulatory approvals. In the interim, the Company will continue to use the existing facilities in the normal course of operations and production; accordingly, the facilities will remain classified as held and used and continue to be depreciated.

Telemetric. On June 30, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of Telemetric Corporation (“Telemetric”) for approximately $6.8 million in cash at closing and $1.0 million payable within approximately one year of the closing date of the related asset purchase agreement. Additional cash consideration may become payable based on the performance of the acquired business through June 2013. Acquisition-date fair value for this contingent consideration is estimated at $3.9 million. The Company financed the transaction primarily with cash on hand and borrowings under its senior credit facilities. Telemetric provides utilities with distribution automation systems that use commercial cellular networks and PowerVistaTM, a web-based software application. This acquisition is expected to provide the Company with a significant and established presence in the distribution automation portion of the utility landscape and augment the Company’s AMI and smart grid solutions.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded $4.6 million of goodwill related to the acquisition. This value is attributable primarily to the expected synergies arising from the complementary technologies of Telemetric and the Company as well as the assembled workforce. Goodwill was assigned to the Company’s utility infrastructure and related communication systems segment, and is deductible for income tax purposes over 15 years.

Consideration and the net assets recognized as of the acquisition date are summarized in the table below (in millions):

June 30, 2009
Consideration:
Cash	$6.8
Payable within one year	1.0
Contingent (performance based)	3.9

Fair value of total consideration	$11.7

Assets acquired and liabilities assumed
Assets
Current assets:
Accounts receivable, trade	$0.3
Inventories, net	0.7

Total current assets	1.0

Property, plant and equipment, net	0.1
Intangible assets, net	7.1
Goodwill	4.6

Total assets	$12.8

Liabilities	$1.1

Net assets acquired	$11.7

Acquisition-related costs of $0.2 million are classified as acquisition-related in the accompanying consolidated statement of operations.

The contingent consideration component of the purchase consideration will become payable if the acquired business achieves certain financial performance measures through June 2013, and is subject to a $12 million cap. Payments on an undiscounted basis are projected to be $5.8 million. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted based upon a weighted-average cost-of-capital (“WACC”) in arriving at the acquisition-date fair value of $3.9 million. The WACC was developed using market participant company data, a level 2 input in the fair value hierarchy. From the date of acquisition to September 30, 2009, there have been no significant changes in the $5.8 million estimate of undiscounted cash flows. During that same time period, $0.2 million was accreted to the fair value of the contingent consideration for the passage of time, with the corresponding expense classified as acquisition-related costs in the accompanying consolidated statement of operations.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the fair value measurements of contingent consideration and the associated fair value hierarchy level as of September 30, 2009 (in millions):

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$4.1	$—	$—	$4.1	(1)

(1)	Note that because there are both level 2 and level 3 inputs included in the determination of fair value of the contingent consideration, we have characterized this measure as level 3.

AMDS. On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $62.6 million consisting of $49.8 million in cash and 15,000 vested preference shares issued by the Company’s parent, Bermuda 1. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Bermuda 1, cash on hand and utilization of the Company’s revolving credit facility. As discussed below, the vested preference shares were subject to mandatory redemption by Bermuda 1 for $15 million at the option of the holder once certain future financial performance targets were achieved.

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

The Company is also required to make additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $14.3 million for the six months ended September 30, 2009 and $25.0 million cumulatively, net of $5.5 million previously paid ($0.9 million in fiscal 2008 and $4.6 million in fiscal 2009) and $13.4 million paid on the current fiscal quarter in accordance with the purchase agreement. In the accompanying consolidated balance sheet as of September 30, 2009, $18.0 million is classified as accruals and other current liabilities and $7.0 million is classified as other long-term liabilities. These gross accrued amounts reflect additional purchase price and are recorded as goodwill.

In addition, on the date of acquisition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15 million if the specified performance thresholds are achieved over the relevant period. During the current fiscal quarter, the performance thresholds were achieved related to the unvested preference shares, and all of these preference shares became vested. Accordingly, 15,000 vested preference shares were released from restrictions, and in the current fiscal quarter AMDS opted to have the 15,000 unrestricted shares redeemed for cash. As required by the AMDS purchase agreement, the $15 million was funded by Bermuda 1 in October 2009, and thus the Company’s cash position was not impacted.

Cumulative accrued amounts to be paid in cash, any additional future cash consideration and the fair value of the unvested preference shares represent additional purchase price and will increase the amount of recorded goodwill when the contingencies are resolved. The operating results from the AMDS acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

3. Goodwill and Identifiable Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements, developed technology and customer and distributor relationships. Goodwill of $428.5 at September 30, 2009 represents the excess of the purchase price paid by the Company for Invensys Metering Systems, NexusData, Inc., AMDS and Telemetric over the fair

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of the net assets acquired. The goodwill is attributed to the value placed on the Company being an industry leader with market-leading positions in the North American and European water metering markets, the North American clamps and couplings and precision die casting markets and the synergies resulting primarily from AMDS and Telemetric acquisitions. The Company is also a market leader in the North American gas metering market, the European heat metering market and the North American water AMI market. The Company has achieved these leadership positions by developing and manufacturing innovative products. In addition, future expansion of AMI technology provides a significant opportunity for the Company. Patents, trademarks, developed technology, customer and distributor relationships and non-competition agreements are stated at fair value on the date of acquisition as determined by an independent valuation firm.

Intangible assets are summarized as follows (in millions):

	September 30, 2009		March 31, 2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$428.5	$—	$394.5	$—
Tradenames (indefinite lived)	28.0	—	27.1	—

	456.5	—	421.6	—

Intangible assets subject to amortization:
Distributor and marketing relationships	202.0	(62.8)	194.0	(58.5)
Developed technology	28.3	(7.1)	26.0	(5.8)
Non-competition agreements	30.5	(30.4)	30.5	(30.3)
Patents	16.2	(12.3)	15.8	(11.5)

	277.0	(112.6)	266.3	(106.1)

Total intangible assets	$733.5	$(112.6)	$687.9	$(106.1)

4. Inventories

Inventories consist of the following (in millions):

	September 30, 2009	March 31, 2009
Raw materials, parts and supplies	$37.7	$36.8
Work in process	10.5	11.3
Finished goods	20.7	20.0
Allowance for shrink and obsolescence	(2.4)	(1.7)

Inventories, net	$66.5	$66.4

5. Financial Instruments

The Company utilizes derivative instruments, specifically forward contracts and interest rate swap agreements, to manage its exposure to market risks such as foreign currency exchange and interest rate risks. The Company records derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value. As of September 30, 2009, the Company did not have any foreign currency forward contracts outstanding.

The Company utilizes interest rate swap agreements to mitigate its exposure to fluctuations in interest rates on variable-rate debt. The Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month London Interbank Offered Rate (“LIBOR”) and makes periodic payments at specified fixed rates.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table describes the terms of the Company’s interest rate swap agreements:

Trade Dates	Effective Dates	Maturity Dates	Notional Amounts (in millions)	Pay Fixed Rates	Receive Three-Month LIBOR as of September 30, 2009
December 9, 2005	January 20, 2006	September 30, 2010	$50.0	4.927%	0.51000%
March 24, 2006	August 22, 2006	June 30, 2010	50.0	5.121%	0.40688%
November 21, 2007	November 27, 2007	November 27, 2009	20.0	4.034%	0.38000%

Total			$120.0

These interest rate swaps were initially designated as cash flow hedges, and changes in the Company’s cash flows attributable to the risk being hedged are expected to be offset by the hedging derivatives. To the extent the swaps provide an effective hedge for accounting purposes, changes in the fair value of the interest rate swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness related to the interest rate swaps will be recorded through earnings in interest expense.

On October 20, 2008, the Company discontinued its hedging relationship on the pay fixed 4.927% receive variable interest rate swap. At that time, accumulated other comprehensive loss associated with this swap was $2.0 million before tax. As of September 30, 2009, the unamortized accumulated other comprehensive loss associated with this swap was $1.0 million before tax. This amount is being amortized to interest expense on a straight-line basis through September 30, 2010. Amortization of $0.6 million (net of tax of $0.4 million) is anticipated over the next twelve months. For the fiscal quarter and six months ended September 30, 2009, a loss of $0.3 million and $0.6 million, respectively, was recorded for changes in fair value of the discontinued hedge.

On July 23, 2009, the Company amended its senior credit facilities (see Note 13). Among other things, this amendment extended the maturity and changed the interest rates associated with certain of the senior credit facilities. As a result, the hedging relationships on 1) the pay fixed 5.121% receive variable and 2) the pay fixed 4.034% receive variable interest rate swaps were discontinued.

At that time, accumulated other comprehensive loss associated with the pay fixed 5.121% receive variable swap was $2.0 million before tax. As of September 30, 2009, the unamortized accumulated other comprehensive loss associated with this swap was $1.6 million before tax. This amount is being amortized to interest expense on a straight-line basis through June 30, 2010. Amortization of $0.9 million (net of tax of $0.6 million) is anticipated over the remaining life, or 10 months. For the fiscal quarter and six months ended September 30, 2009, a gain of $0.2 million was recorded for changes in fair value of the discontinued hedge.

Accumulated other comprehensive loss associated with the pay fixed 4.034% receive variable swap was $0.2 million before tax. As of September 30, 2009, the unamortized accumulated other comprehensive loss associated with this swap was $0.1 million before tax. This amount is being amortized to interest expense on a straight-line basis through November 27, 2009. Amortization of $0.1 million (net of tax) is anticipated over the remaining life, or 3 months. For the fiscal quarter and six months ended September 30, 2009, a gain of $0.1 million was recorded for changes in fair value of the discontinued hedge.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in accumulated other comprehensive income related to interest rate swaps arise for 1) changes in fair value of effective interest rate swaps, and 2) amortization of other comprehensive income associated with ineffective interest rate swaps. For the fiscal quarter and six months ended September 30, 2009 and 2008, the table below reflects on a post-tax basis the effect of these changes (amounts in millions):

	Fiscal Quarter Ended September 30, 2009	Fiscal Quarter Ended September 30, 2008	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008
Balance at beginning of period	$2.3	$2.0	$2.6	$3.9
Changes in fair value	(0.1)	—	(0.4)	(1.9)
Amortization	(0.6)	—	(0.6)	—

Balance at end of period	$1.6	$2.0	$1.6	$2.0

Our derivative instruments are valued using modeling techniques that incorporate level 2 observable inputs. Key inputs include interest rate yield curves, foreign exchange rates, spot prices and volatility. The following table presents the fair value measurements of our derivatives and their associated fair value hierarchy level as of September 30, 2009 (in millions):

	Fair Value	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$4.1	$—	$4.1	$—

As of September 30, 2009, interest rate swaps are classified within accruals and other current liabilities on the Company’s consolidated balance sheet.

6. Restructuring Costs

The following reflects activity associated with costs related to the Company’s restructuring initiatives (in millions):

	Fiscal Quarter Ended September 30, 2009	Fiscal Quarter Ended September 30, 2008	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008
Employee severance and exit costs:
Accrued	$2.3	$0.5	$8.7	$1.5
Expensed as incurred	0.7	0.3	1.1	0.6

Total	$3.0	$0.8	$9.8	$2.1

For the fiscal quarter and six months ended September 30 2009, the Company incurred $3.0 million and $9.8 million, respectively, of restructuring costs primarily related to the rationalization of its water and heat meter product lines across Europe, the Middle East, Africa and South America and an early retirement program in Germany.

On September 18, 2008, Sensus GmbH Ludwigshafen, a subsidiary of the Company, reached an understanding with its German works council on the general terms of a restructuring of the Ludwigshafen operations. The restructuring is part of a plan adopted by the Company to improve the competitiveness of its German operations. The restructuring is expected to include the closure of certain production lines at the facility and a reduction of approximately 180 employees. As a result of this reduction of employees, the Company expects to record total charges of approximately 20 million EUR of severance and related payroll costs. The Company

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currently expects that these restructuring measures will be substantially completed by December 31, 2011. During the current fiscal quarter and six-month period, the Company accrued $2.1 million and $8.3 million, respectively, for the reduction of approximately 66 employees under this plan. As of September 30, 2009, the Company has cumulatively accrued $13.9 million under this plan. The Company expects to incur additional restructuring costs for this and other programs of approximately $9 million in fiscal 2010.

Changes in restructuring accruals are summarized as follows (in millions):

	Fiscal Quarter Ended September 30, 2009	Fiscal Quarter Ended September 30, 2008	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008
Balance at beginning of period	$10.7	$7.5	$9.1	$7.6
Accrual of new committed/announced programs	2.3	0.5	8.7	1.5
Cash payments	(1.5)	(2.2)	(6.6)	(3.3)
Foreign currency translation adjustment	0.5	(0.6)	0.8	(0.6)

Balance at end of period	$12.0	$5.2	$12.0	$5.2

Current portion	$10.1	$2.9	$10.1	$2.9
Non-current portion	1.9	2.3	1.9	2.3

Total	$12.0	$5.2	$12.0	$5.2

Restructuring accruals are reflected within current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. As of September 30 2009, restricted cash of $4.5 million, consisting of $1.9 million classified as other long-term assets and $2.6 million classified as prepayments and other current assets in the accompanying consolidated balance sheet, was earmarked to fund the Company’s early retirement contracts for certain of its German employees.

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

Changes in product warranty reserves are summarized as follows (in millions):

	Fiscal Quarter Ended September 30, 2009	Fiscal Quarter Ended September 30, 2008	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008
Balance at beginning of period	$11.8	$10.8	$11.7	$10.7
Warranties provision	1.1	2.7	3.0	5.4
Settlements made	(2.0)	(2.6)	(4.0)	(5.3)
Foreign currency translation adjustment	0.1	(0.3)	0.3	(0.2)

Balance at end of period	$11.0	$10.6	$11.0	$10.6

Current portion	$9.1	$7.6	$9.1	$7.6
Non-current portion	1.9	3.0	1.9	3.0

Total	$11.0	$10.6	$11.0	$10.6

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

Net periodic benefit cost for the German pension plan consists of the following (in millions):

	Fiscal Quarter Ended September 30, 2009	Fiscal Quarter Ended September 30, 2008	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008
Service cost	$0.3	$0.2	$0.6	$0.4
Interest cost	0.7	0.7	1.4	1.4
Amortization of prior service cost	—	0.1	—	0.2

Net periodic benefit cost	$1.0	$1.0	$2.0	$2.0

Net periodic pension cost for the U.S. pension plan consists of the following (in millions):

	Fiscal Quarter Ended September 30, 2009	Fiscal Quarter Ended September 30, 2008	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008
Service cost	$0.3	$0.2	$0.5	$0.5
Interest cost	0.1	0.1	0.2	0.2
Expected return on plan assets	(0.1)	(0.1)	(0.1)	(0.2)

Net periodic benefit cost	$0.3	$0.2	$0.6	$0.5

The Company expects to continue to make contributions sufficient to fund benefits paid under its U.S. pension plan. The Company contributed approximately $0.5 million in the first half of fiscal 2010 to its U.S. plan. Additional contributions for the second half of the fiscal year will approximate $0.2 million, and further contributions may be made at the Company’s discretion.

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

Reporting Segment Products

Reporting Segment	Major Products
Utility Infrastructure and Related Communication Systems (formerly Metering and Related Communication Systems)	Fixed network AMI systems, AMR systems and commercial and residential water, gas, electric and heat meters used by utilities. Fixed network AMI systems include communications technology, hardware and software. AMR systems include handheld and mobile radio-frequency reading systems. All AMI and meter reading system solutions include installation services and ongoing systems support.

All Other	Pipe joining, tapping and repair products that consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used by utilities in pipe joining and pipe repair applications. Die casting products that consist of high quality thin-wall, low porosity aluminum die castings, generally targeting the automotive industry and gas utility markets.

The following tables provide revenue, operating (loss) income and pre-tax loss for each segment (in millions):

	Fiscal Quarter Ended September 30, 2009	Fiscal Quarter Ended September 30, 2008	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008
Segment revenue
Utility infrastructure and related communication systems (1)	$119.8	$144.2	$238.1	$297.7
All other	33.9	34.9	61.3	70.1
Eliminations	(0.4)	(2.9)	(1.1)	(6.5)

Total	$153.3	$176.2	$298.3	$361.3

Operating (loss) income
Utility infrastructure and related communication systems (1)	$(12.2)	$1.1	$(27.5)	$5.9
All other	(5.5)	0.9	(5.8)	2.7

Total	$(17.7)	$2.0	$(33.3)	$8.6

(Loss) income before income taxes
Utility infrastructure and related communication systems (1)	$(12.6)	$0.9	$(26.9)	$5.7
All other	(17.0)	(8.8)	(25.8)	(16.5)

Total	$(29.6)	$(7.9)	$(52.7)	$(10.8)

(1)	Utility infrastructure and related communication systems segment revenue for the fiscal quarter and six months ended September 30, 2009 excludes $50.2 million and $103.9 million, respectively, of customer billings primarily related to the deployment under long-term AMI electric and gas contracts that the Company is required to defer. In the fiscal quarter and six months ended September 30, 2008, $30.4 million and $51.1 million, respectively, of customer billings were excluded. Additionally, utility infrastructure and related communication systems operating (loss) income and (loss) income before income taxes for the fiscal quarter and six months ended September 30, 2009 exclude $21.7 million and $44.0 million, respectively, of customer billings less incremental direct costs incurred primarily related to these long-term AMI electric and gas contracts that the Company is required to defer (see Note 1). In the fiscal quarter and six months ended September 30, 2008, $12.9 million and $21.1 million of customer billings less incremental direct costs incurred were excluded.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Regions. Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales to Third Parties		Long-Lived Assets
	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008	September 30, 2009	March 31, 2009
North America	$178.2	$221.5	$71.9	$68.9
Europe, Middle East, Africa	94.0	120.4	42.9	40.5
South America	7.8	5.4	1.8	1.6
Asia	18.3	14.0	21.0	20.5

Total	$298.3	$361.3	$137.6	$131.5

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. Long-lived assets consists of property, plant and equipment, net.

North America geographic net sales to third parties for the six months ended September 30, 2009 and 2008 excludes $103.9 million and $51.1 million, respectively, of customer billings primarily from long-term AMI electric and gas contracts that the Company is required to defer (see Note 1).

10. Comprehensive Loss

Comprehensive loss consists of the following (in millions):

	Fiscal Quarter Ended September 30, 2009	Fiscal Quarter Ended September 30, 2008	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008
Consolidated net loss	$(18.6)	$(5.0)	$(32.9)	$(7.1)
Other comprehensive income (loss):
Foreign currency translation adjustment	1.0	(1.9)	1.9	(2.0)
Net gain on interest rate swaps, net of tax (see Note 5)	0.7	—	1.0	1.9

Consolidated comprehensive loss	(16.9)	(6.9)	(30.0)	$(7.2)

Comprehensive income attributable to the noncontrolling interest	(0.8)	$(0.7)	(1.6)	$(1.1)

Comprehensive loss attributable to controlling interest	$(17.7)	$(7.6)	$(31.6)	$(8.3)

11. Income Taxes

The income tax benefit for the current fiscal quarter and six months ended September 30, 2009 reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate. Included in the estimated tax benefit for the first half of fiscal 2010 are items that increase long-term deferred tax assets.

The Company had $3.6 million of unrecognized tax benefits as of September 30, 2009, including interest and penalties, $3.0 million of which is reflected in other long-term liabilities on the accompanying consolidated balance sheet. The total amount of net unrecognized tax benefits that, if recognized in a future period, would affect the effective rate was $3.6 million as of September 30, 2009.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2009 and March 31, 2009, the Company accrued $0.8 million and $0.7 million, respectively, in other long-term liabilities for interest and penalties.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the expiration of foreign, federal and state statutes of limitations, it is reasonably possible that the Company’s net unrecognized tax benefits may change within the next 12 months by up to $0.5 million.

As of April 1, 2009, the Company is subject to U.S. federal, state and local income tax examination for fiscal years ending March 31, 2006 through 2009. The Company is also subject to non-U.S. income tax examinations for the same period, as well as March 31, 2005. The Company is currently under audit in one foreign jurisdiction.

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

On March 13, 2009, the Company was sued in a patent infringement lawsuit filed in the U.S. District Court for the Eastern District of Texas by EON Corp. IP Holdings, LLC (“EON”). This lawsuit alleges the infringement of two patents allegedly owned by EON (the “EON Patents”). The lawsuit alleges that Sensus infringes the EON Patents by “making, using, offering for sale, and/or selling two-way communication networks and/or data systems that fall within the scope of at least one claim of each of the EON Patents.” The lawsuit seeks unspecified damages, an injunction against further infringement, interest costs and attorneys’ fees.

On December 23, 2008, the Company was sued in a breach of contract action filed by Cannon Technologies, Inc. (“Cannon”). The lawsuit was filed in the U.S. District Court for the District of Minnesota. The lawsuit alleges breach of contract and breach of warranty and fraud with respect to electricity meters sold to Cannon and seeks unspecified damages, interest costs and attorneys’ fees.

On September 9, 2009, the Company was notified of an arbitration commenced against the Company in Pittsburgh under the rules of the American Arbitration Association. The claim is by Power Sales and Service (“Power Sales”), a terminated distributor. Power Sales claims commissions allegedly due under its contract with the Company before it was terminated.

The Company entered into contracts that contain product warranties that could require performance under certain conditions. The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At September 30, 2009, the Company had $11.0 million of letters of credit outstanding that have not been drawn upon with expiration dates ranging from one month to 12 months.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

13. Debt

The Company’s total indebtedness outstanding consists of senior subordinated notes, term loans under its senior credit facilities and short-term borrowings as depicted in the schedule below (in millions):

	September 30, 2009	March 31, 2009
Current portion of U.S. term loan facility	$22.4	$38.5
Short-term borrowings—Rongtai	4.9	4.9

Total current portion of long-term debt	27.3	43.4
U.S. term loan facility	171.2	120.5
Senior subordinated notes	275.0	275.0

Total long-term debt	446.2	395.5

Total debt	$473.5	$438.9

The Company entered into the senior credit facilities with a syndicate of financial institutions and institutional lenders on December 17, 2003. The senior credit facilities were amended on July 23, 2009. The amendment extended the maturity of certain term loans by providing approximately $131.2 million of new term loans with a maturity date of June 3, 2013, the aggregate amount of which was deemed to convert a like amount of outstanding principal of previously existing term loans that had a maturity date of December 17, 2010. Approximately $27.8 million of term loans under the senior credit facility was not extended in connection with the amendment. The amendment also provided an additional $35.0 million in new term loans, extended the maturity date of the $70.0 million in revolving loan capacity from December 17, 2009 to December 17, 2012, increased the U.S. letter of credit availability from $20.0 million to $50.0 million and modified certain financial covenants to improve financial flexibility.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amendment provides for a LIBOR floor of 2.5% and an Alternate Base Rate floor of 3.5% applicable to certain term loans and revolving loans. Term loans under the senior credit facilities bear interest, at our option, at Adjusted LIBOR, as defined in the credit agreement, plus a 4.5% margin, or the Alternate Base Rate, as defined in the credit agreement, plus 3.5%. Revolving loans under the senior credit facilities bear interest, at our option, at Adjusted LIBOR plus a 3.5% margin, or the Alternate Base Rate plus 2.5%, exclusive in each case of a 1% facility fee. The maturity date of approximately $27.8 million in term loans was not extended by the amendment. The pricing for those loans will remain, at our option, LIBOR plus an applicable margin of 2% or the Alternate Base Rate plus 1%.

The Company accounted for the amendment of its senior credit facilities related to its term loans in accordance with U.S. GAAP, and determined that the amendment should be treated as an extinguishment of debt. Accordingly, the following transactions were reflected:

•	net proceeds of $29.5 million ($35.0 million in new debt less $4.9 million in creditor fees and $0.6 million in third-party costs);

•	derecognized the old debt of $131.2 million;

•	derecognized debt issuance costs associated with the old debt of $0.7 million,

•	recorded the new debt at fair value of $166.2 million, which equaled its face value;

•	recorded third-party costs associated with the new debt of $0.6 million to be deferred and amortized over the term of the new debt; and

•	recognized a loss on extinguishment of debt of $5.6 million ($4.9 million in creditor fees and $0.7 million for write-offs of debt issuance costs associated with the old debt).

The terms of the $70 million revolving line-of-credit were also changed as a result of the senior credit facility amendment. The revolving line-of-credit remained at $70 million. Certain lenders chose not to extend and were replaced with additional lenders, while certain lenders chose to extend. For those lenders that did not extend, old debt issuance costs were derecognized. For those lenders that were added, fees paid to the creditor and third-party costs are deferred and amortized. For those that extended, U.S. GAAP provides guidance on the accounting for changes in a revolving line-of credit, and the Company determined that the unamortized old deferred costs, creditor fees and third-party costs associated with the modification are deferred and amortized. Accordingly, the following transactions were reflected:

•	net costs of $3.3 million ($3.1 million in creditor fees and $0.2 million in third-party costs) were incurred;

•

recorded net debt issuance costs of $3.0 million ($3.3 million of creditor fees and third-party costs associated with the new and extended revolving line-of-credit, partially offset by $0.3 million of derecognized debt issuance costs associated with the non-extended revolving line-of credit); and

•	recognized a loss on extinguishment of debt of $0.3 million for write-offs of old debt issuance costs.

Of the creditor fees associated with the amendment, $2.1 million was paid to Goldman, Sachs & Co., a related party.

14. Stock-Based Compensation

Bermuda 1 maintains a Restricted Share Plan (the “Plan”) that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer, repurchase rights and other limitations as set forth in the related management subscription and shareholders’ agreement. As of September 30, 2009, there were 2,000,000 restricted shares of Bermuda 1 authorized and 989,000 shares issued and outstanding under the Plan. The outstanding restricted shares were purchased for $0.01 of cash consideration. No awards were granted under the Plan in the fiscal quarters and six months ended September 30, 2009 and September 30, 2008.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company account for compensation cost related to share-based payment transactions based on estimated fair values. The Company performed a fair value analysis of its restricted shares as of the grant date and determined that no compensation expense was required to be recorded. For each reporting period, the Company performs an evaluation of its contingent repurchase rights on an individual employee-by-employee basis. If the Company’s contingent repurchase features become probable, the Company will assess whether liability classification is appropriate. No compensation expense related to the Plan was recognized for the fiscal quarters and six months ended September 30, 2009 and September 30, 2008 related to the restricted shares.

On July 19, 2007, the Company’s board of directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”), as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option Agreement. The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 2,000,000 shares of Bermuda 1 Class B common stock are available for issuance upon exercise of options granted pursuant to the Option Plan. The options awarded under the Option Plan have a contractual term of 10 years, and are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant, and vesting may accelerate upon the occurrence of certain stated liquidity events. During the fiscal quarter and six months ended September 30, 2009, 48,000 stock options were granted under the Option Plan, and as of September 30, 2009, 112,000 stock options outstanding under the Option Plan were vested.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Because the Company does not have publicly traded equity, and does not have a history of issuing stock options, the expected volatility and expected term variables used in the Black-Scholes model were based upon analysis of similar public companies. Expected volatility was based upon historical volatility of similar public companies’ stock prices. Since expected volatility is a measure of both historical and implied volatility, as a point of reference, we then compared this calculated amount to similar public companies’ disclosed expected volatilities for reasonableness. Expected term was developed giving consideration to vesting terms, contractual life and review of disclosure of similar public companies. Given that we do not have publicly traded equity, without a history of granting stock options we believe this approach provides a reasonable estimate of expected volatility and expected term. In the current fiscal year, the risk-free interest rate was based upon the U.S. Treasury Yield Curve corresponding to our estimate of expected term. Expected dividends were $0, as the Company does not anticipate offering dividends on the shares underlying the options.

The following table summarizes each of these variables for grants of stock options during the fiscal quarters and six months ended September 30, 2009 and September 30, 2008:

	Fiscal Quarter Ended September 30, 2009	Fiscal Quarter Ended September 30, 2008	Six Months Ended September 30, 2009	Six months Ended September 30, 2008
Expected volatility	48.4%	42.0%	48.4%	37.7 – 42.0%
Expected term (in years)	5	5	5	5
Risk-free rate	2.6%	3.0%	2.6%	3.0 - 3.5%
Expected dividends	—	—	—	—

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity during the six months ended September 30, 2009 is presented in the table below:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term in years
Outstanding at March 31, 2009	942	$5.79	9.21
Granted	48	6.00	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at September 30, 2009	990	$5.80	8.77

Exercisable at September 30, 2009	112	$5.50	7.83

The compensation committee of the Company’s board of directors (the “Compensation Committee”) selects the exercise price. For grants during the fiscal quarter and six months ended September 30, 2009, the exercise price was $6.00. For grants during the fiscal quarter and six months ended September 30, 2008, the exercise price was $5.50. Stock compensation expense recognized in the fiscal quarters and six months ended September 30, 2009 and September 30, 2008 was immaterial. Unrecognized stock compensation expense as of September 30, 2009 is $0.3 million, which is expected to be recognized over a weighted-average period of approximately four years.

Bermuda 1 common shares awarded under the Restricted Share Plan and the Option Plan are generally subject to restrictions on transfer, repurchase rights and other limitations as set forth in the related management subscription and shareholders’ agreement.

15. Guarantor Subsidiaries

The following tables present the condensed consolidating balance sheets at September 30, 2009 (unaudited) and March 31, 2009 and unaudited statements of operations and cash flows for the fiscal quarters and six months ended September 30, 2009 and 2008, as applicable, for a) Bermuda 2 (referred to as Parent), b) Sensus USA, the issuer of the Notes (referred to as Issuer), c) on a combined basis, the subsidiaries of Bermuda 2 that are guaranteeing the Notes (referred to as Guarantor Subsidiaries) and d) on a combined basis, the subsidiaries of Bermuda 2 that are not guaranteeing the Notes (referred to as Non-Guarantor Subsidiaries). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because Sensus USA and the Guarantor Subsidiaries are 100% owned by Bermuda 2, the guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets (unaudited)

September 30, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$5.6	$0.1	$28.3	$—	$34.0
Accounts receivable:	—
Trade, net of allowance for doubtful accounts	—	50.9	14.4	39.4	—	104.7
(To) from affiliates	(1.1)	47.5	(2.4)	(44.0)	—	—
Other	—	—	1.7	0.1	—	1.8
Inventories, net	—	26.4	11.8	28.3	—	66.5
Prepayments and other current assets	—	2.5	3.8	8.2	—	14.5
Deferred income taxes	—	5.7	1.9	—	—	7.6
Deferred costs	—	16.2	—	—	—	16.2

Total current assets	(1.1)	154.8	31.3	60.3	—	245.3

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	47.9	24.0	65.7	—	137.6
Intangible assets, net	—	150.8	7.9	33.7	—	192.4
Goodwill	—	360.4	40.6	27.5	—	428.5
Investment in subsidiaries	606.0	211.4	—	—	(817.4)	—
Deferred income taxes	—	0.5	55.0	—	—	55.5
Deferred costs	—	143.1	—	—	—	143.1
Other long-term assets	0.3	21.6	(0.2)	3.0	—	24.7

Total assets	$605.2	$1,523.7	$158.6	$219.3	$(1,279.7)	$1,227.1

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$49.9	$6.2	$23.0	$—	$79.1
Accruals and other current liabilities	—	53.6	3.3	39.1	—	96.0
Current portion of long-term debt	—	22.4	—	—	—	22.4
Short-term borrowings	—	—	—	4.9	—	4.9
Income taxes payable	—	7.9	(8.4)	0.5	—	—
Restructuring accruals	—	0.3	—	9.8	—	10.1
Deferred revenue	—	29.1	—	0.2	—	29.3

Total current liabilities	—	163.2	1.1	77.5	—	241.8

Notes payable to affiliates	462.3	47.6	(51.4)	3.8	(462.3)	—
Long-term debt, less current portion	—	446.2	—	—	—	446.2
Pensions	—	1.2	1.3	47.0	—	49.5
Deferred income taxes	—	59.9	(6.3)	22.8	—	76.4
Deferred revenue	—	244.4	—	—	—	244.4
Other long-term liabilities	—	12.2	5.1	3.9	—	21.2

Total liabilities	462.3	974.7	(50.2)	155.0	(462.3)	1,079.5

Stockholders’ equity	142.9	549.0	208.8	64.3	(817.4)	147.6

Total liabilities and stockholders’ equity	$605.2	$1,523.7	$158.6	$219.3	$(1,279.7)	$1,227.1

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended September 30, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$65.1	$27.0	$65.4	$(4.2)	$153.3
Cost of sales	—	55.2	22.1	47.7	(4.2)	120.8

Gross profit	—	9.9	4.9	17.7	—	32.5

Selling, general and administrative expenses	—	20.0	2.2	14.4	—	36.6
Restructuring costs	—	0.2	—	2.8	—	3.0
Amortization of intangible assets	—	2.5	0.1	0.4	—	3.0
Loss on debt extinguishment	—	5.9	—	—	—	5.9
Acquisition-related costs	—	0.7	—	—	—	0.7
Other operating expense, net	—	1.0	—	—	—	1.0

Operating (loss) income	—	(20.4)	2.6	0.1	—	(17.7)

Non-operating (expense) income:
Interest (expense) income, net	—	(11.0)	0.1	(0.8)	—	(11.7)
Equity in (loss) earnings of subsidiaries	(19.4)	14.3	—	—	5.1	—
Other income (expense), net	—	0.1	—	(0.3)	—	(0.2)

(Loss) income before income taxes	(19.4)	(17.0)	2.7	(1.0)	5.1	(29.6)

Provision (benefit) for income taxes	—	0.3	(11.8)	0.5	—	(11.0)

Consolidated net (loss) income	(19.4)	(17.3)	14.5	(1.5)	5.1	(18.6)

Less: Net income attributable to the noncontrolling interest	—	—	—	(0.8)	—	(0.8)

Net (loss) income attributable to controlling interest	$(19.4)	$(17.3)	$14.5	$(2.3)	$5.1	$(19.4)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Six Months Ended September 30, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$130.3	$49.1	$127.3	$(8.4)	$298.3
Cost of sales	—	112.1	39.2	92.8	(8.4)	235.7

Gross profit	—	18.2	9.9	34.5	—	62.6

Selling, general and administrative expenses	—	39.3	4.3	28.3	—	71.9
Restructuring costs	—	0.4	—	9.4	—	9.8
Amortization of intangible assets	—	4.9	0.1	0.8	—	5.8
Loss on debt extinguishment	—	5.9	—	—	—	5.9
Acquisition-related costs	—	0.7	—	—	—	0.7
Other operating expense, net	—	1.8	—	—	—	1.8

Operating (loss) income	—	(34.8)	5.5	(4.0)	—	(33.3)

Non-operating (expense) income:
Interest (expense) income, net	—	(19.3)	0.2	(1.6)	—	(20.7)
Equity in (loss) earnings of subsidiaries	(34.5)	27.4	—	—	7.1	—
Other income, net	—	—	—	1.3	—	1.3

(Loss) income before income taxes	(34.5)	(26.7)	5.7	(4.3)	7.1	(52.7)

Provision (benefit) for income taxes	—	1.1	(22.1)	1.2	—	(19.8)

Consolidated net (loss) income	(34.5)	(27.8)	27.8	(5.5)	7.1	(32.9)

Less: Net income attributable to the noncontrolling interest	—	—	—	(1.6)	—	(1.6)

Net (loss) income attributable to controlling interest	$(34.5)	$(27.8)	$27.8	$(7.1)	$7.1	$(34.5)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended September 30, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$81.2	$30.7	$72.2	$(7.9)	$176.2
Cost of sales	—	63.1	26.3	53.3	(7.9)	134.8

Gross profit	—	18.1	4.4	18.9	—	41.4

Selling, general and administrative expenses	—	19.4	(1.0)	16.0	—	34.4
Restructuring costs	—	0.1	0.1	0.6	—	0.8
Amortization of intangible assets	—	2.4	0.8	0.4	—	3.6
Other operating expense (income), net	—	0.7	—	(0.1)	—	0.6

Operating (loss) income	—	(4.5)	4.5	2.0	—	2.0

Non-operating (expense) income:
Interest (expense) income, net	(0.1)	(9.2)	0.2	(0.9)	—	(10.0)
Equity in (loss) earnings of subsidiaries	(5.6)	8.5	—	—	(2.9)	—
Other income, net	—	0.1	—	—	—	0.1

(Loss) income before income taxes	(5.7)	(5.1)	4.7	1.1	(2.9)	(7.9)

Provision (benefit) for income taxes	—	0.8	(4.3)	0.6	—	(2.9)

Consolidated net (loss) income	(5.7)	(5.9)	9.0	0.5	(2.9)	(5.0)

Less: Net income attributable to the noncontrolling interest	—	—	—	(0.7)	—	(0.7)

Net (loss) income attributable to controlling interest	$(5.7)	$(5.9)	$9.0	$(0.2)	$(2.9)	$(5.7)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Six Months Ended September 30, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$167.0	$61.0	$148.7	$(15.4)	$361.3
Cost of sales	—	128.1	51.6	110.0	(15.4)	274.3

Gross profit	—	38.9	9.4	38.7	—	87.0

Selling, general and administrative expenses	—	37.1	(1.8)	32.5	—	67.8
Restructuring costs	—	0.1	0.1	1.9	—	2.1
Amortization of intangible assets	—	4.7	1.6	0.9	—	7.2
Other operating expense, net	—	1.3	—	—	—	1.3

Operating (loss) income	—	(4.3)	9.5	3.4	—	8.6

Non-operating (expense) income:
Interest (expense) income, net	(0.1)	(18.3)	0.3	(1.7)	—	(19.8)
Equity in (loss) earnings of subsidiaries	(8.1)	15.7	—	—	(7.6)	—
Other income, net	—	0.2	—	0.2	—	0.4

(Loss) income before income taxes	(8.2)	(6.7)	9.8	1.9	(7.6)	(10.8)

Provision (benefit) for income taxes	—	1.9	(6.6)	1.0	—	(3.7)

Consolidated net (loss) income	(8.2)	(8.6)	16.4	0.9	(7.6)	(7.1)

Less: Net income attributable to the noncontrolling interest	—	—	—	(1.1)	—	(1.1)

Net (loss) income attributable to controlling interest	$(8.2)	$(8.6)	$16.4	$(0.2)	$(7.6)	$(8.2)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Six Months Ended September 30, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Consolidated net (loss) income	$(34.5)	$(27.8)	$27.8	$(5.5)	$7.1	$(32.9)
Non-cash adjustments	—	20.5	(15.2)	5.6	—	10.9
Undistributed equity in loss (earnings) of subsidiaries	34.5	(27.4)	—	—	(7.1)	—
Changes in operating assets and liabilities	—	37.8	(11.1)	13.5	—	40.2

Net cash provided by operating activities	—	3.1	1.5	13.6	—	18.2

Investing activities
Expenditures for property, plant and equipment, intangibles and software development costs	—	(17.2)	(1.4)	(4.1)	—	(22.7)
Acquisitions	—	(20.2)	—	—	—	(20.2)

Net cash used in investing activities	—	(37.4)	(1.4)	(4.1)	—	(42.9)

Financing activities
Proceeds from debt issuance	—	35.0	—	—	—	35.0
Debt issuance costs	—	(8.8)	—	—	—	(8.8)
Purchase of Rongtai noncontrolling interest	—	—	—	(6.0)	—	(6.0)
Principal payments on debt	—	(0.4)	—	—	—	(0.4)

Net cash provided by (used in) financing activities	—	25.8	—	(6.0)	—	19.8

Effect of exchange rate changes on cash	—	—	—	1.0	—	1.0

(Decrease) increase in cash and cash equivalents	—	(8.5)	0.1	4.5	—	(3.9)
Cash and cash equivalents at beginning of year	$—	$14.1	$—	$23.8	$—	$37.9

Cash and cash equivalents at end of period	$—	$5.6	$0.1	$28.3	$—	$34.0

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Six Months Ended September 30, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Consolidated net (loss) income	$(8.2)	$(8.6)	$16.4	$0.9	$(7.6)	$(7.1)
Non-cash adjustments	—	11.7	4.5	7.1	—	23.3
Undistributed equity in loss (earnings) of subsidiaries	8.1	(15.7)	—	—	7.6	—
Changes in operating assets and liabilities	0.1	22.4	(20.6)	3.5	—	5.4

Net cash provided by operating activities	—	9.8	0.3	11.5	—	21.6

Investing activities
Expenditures for property, plant and equipment and software development costs	—	(10.4)	(0.9)	(5.0)	—	(16.3)
Acquisition	—	(4.6)	—	—	—	(4.6)

Net cash used in investing activities	—	(15.0)	(0.9)	(5.0)	—	(20.9)

Financing activities
Increase in short-term borrowings	—	—	—	0.2	—	0.2
Principal payments on debt	—	—	—	(11.2)	—	(11.2)

Net cash used in financing activities	—	—	—	(11.0)	—	(11.0)

Effect of exchange rate changes on cash	—	—	—	0.1	—	0.1

Decrease in cash and cash equivalents	—	(5.2)	(0.6)	(4.4)	—	(10.2)
Cash and cash equivalents at beginning of year	$—	$10.2	$0.8	$26.6	$—	$37.6

Cash and cash equivalents at end of period	$—	$5.0	$0.2	$22.2	$—	$27.4

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Subsequent Events

We have evaluated subsequent events through the date of financial statement issuance, October 28, 2009. In conjunction with the AMDS acquisition, in the current fiscal quarter AMDS opted to have the 15,000 unrestricted shares redeemed for cash. As required by the AMDS purchase agreement, the $15 million was funded by Bermuda 1 in October 2009, and thus the Company’s cash position was not impacted. See Note 2.

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

We operate on a 13-week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. References herein to a fiscal quarter refer to the three-month period ended as of that date. The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements for the fiscal quarter and six months ended September 30, 2009 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2009 and related notes thereto included in our Annual Report on Form 10-K filed with the SEC.

Unless the context otherwise indicates or requires, the use in this Quarterly Report on Form 10-Q of the terms “we,” “us,” “our” or the “Company” refers to Sensus (Bermuda 2) Ltd. and its consolidated subsidiaries , and in a historical context, includes the operations of Invensys Metering Systems. Unless we indicate otherwise, we have rounded dollar amounts to the nearest hundred thousand dollars.

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

Acquisitions

Rongtai. On July 27, 2005, the Company formed a joint venture, PDC Rongtai, in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. On September 29, 2009, the Company completed the acquisition of the 40% noncontrolling interest held by Yangzhou Runlin Investment Co., Ltd. As a result of the acquisition and in accordance with the terms of the equity transfer agreement, PDC Rongtai became wholly owned by a subsidiary of the Company and was subsequently renamed Sensus Precision Die Casting (Yangzhou) Co., Ltd. The terms of the agreement include total consideration with an estimated fair value of $15.8 million. In conjunction with the equity transfer agreement, the Company entered into a real estate transfer contract with Yangzhou to sell certain buildings, ancillary equipment and land-use rights to Yangzhou for approximately $2.0 million. See Note 2 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report.

Telemetric. On June 30, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of Telemetric for approximately $6.8 million in cash at closing and $1.0 million payable within approximately one year of the closing date of the related asset purchase agreement. Additional cash consideration may become payable based on the performance of the acquired business through June 2013. Acquisition-date fair value for this contingent consideration is estimated at $3.9 million for which payments on an undiscounted basis are projected to be $5.8 million, and is subject to a $12 million cap. The Company financed the transaction primarily with cash on hand and borrowings under its senior credit facilities. Telemetric provides utilities with distribution automation systems that use commercial cellular networks and PowerVistaTM, a web-based software application. This acquisition is expected to provide the Company with a significant and established presence in the distribution automation portion of the utility landscape and augment the Company’s AMI and smart grid solutions. See Note 2 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report.

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

The Company is also required to make additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $14.3 million for the six months ended September 30, 2009 and $25.0 million cumulatively, net of $5.5 million previously paid ($0.9 million in fiscal 2008 and $4.6 million in fiscal 2009) and $13.4 million paid on the current fiscal quarter in accordance with the purchase agreement. In the accompanying consolidated balance sheet as of September 30, 2009, $18.0 million is classified as accruals and other current liabilities and $7.0 million is classified as other long-term liabilities. These gross accrued amounts reflect additional purchase price and are recorded as goodwill.

In addition, on the date of acquisition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15 million if the specified performance thresholds are achieved over the relevant period. During the current fiscal quarter, the performance thresholds were achieved related to the unvested preference shares, and all of these preference shares became vested. Accordingly, 15,000 vested preference shares were released from restrictions, and in the current fiscal quarter AMDS opted to have the 15,000 unrestricted shares redeemed for cash. As required by the AMDS purchase agreement, the $15 million was funded by Bermuda 1 in October 2009, and thus the Company’s cash position was not impacted.

Recent Event

On August 13, 2009, the Company entered into an agreement to sell one of its North American water meter manufacturing facilities. These assets include land and facilities but not the manufacturing equipment, and are included in the Company’s utility infrastructure and related communication systems reporting segment. Through the remainder of the calendar year, the Company will continue to relocate all the manufacturing equipment and processes in the Orlando facility to existing Company facilities in North America. Accordingly, these assets will remain classified as held and used and continue to be depreciated until December 2009. At that time, the assets will be classified as held for sale. The sale is anticipated to occur in January 2010, the purchase price is contracted at $4.3 million.

Other Information about Our Business

The following table presents, as of the dates indicated, additional information about our operations and business:

	Fiscal Quarter Ended
	September 30, 2009	June 27, 2009	March 31, 2009	December 27, 2008	September 30, 2008	June 28, 2008
Total net sales (in millions)	$153.3	$145.0	$169.0	$140.4	$176.2	$185.1
Employees	3,707	3,671	3,838	3,710	3,904	3,864

Backlog

The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders. Total backlog at September 30, 2009 was $106.1 million, compared with $107.7 million at September 30, 2008. Total backlog at September 30, 2009 included $1.3 million of unfavorable currency effects. Eliminating the currency impact, total backlog at September 30, 2009 would have been $107.4 million representing a marginal decrease compared with the end of the prior corresponding fiscal quarter. In addition, at September 30, 2009, the Company cumulatively had approximately 8.7 million AMI electric and gas endpoints under long-term contracts, of which approximately 3.7 million endpoints had been shipped. The potential aggregate future revenue of unshipped endpoints and services under these contracts was approximately $474 million at September 30, 2009, of which approximately $50 million is included in backlog. No assurance can be made that firm purchase orders will be placed under these contracts.

For Results of Operations and Liquidity and Capital Resources, all dollar amounts and variances in the narrative discussions are rounded to millions; however, percentages are calculated based on dollar amounts depicted in the tables.

Results of Operations

The following table provides summary results of operations of the Company for the periods presented:

(dollars in millions)	Fiscal Quarter Ended September 30, 2009%		Fiscal Quarter Ended September 30, 2008%		Six Months Ended September 30, 2009%		Six Months Ended September 30, 2008%
Net sales	$153.3	100%	$176.2	100%	$298.3	100%	$361.3	100%
Gross profit	32.5	21%	41.4	24%	62.6	21%	87.0	24%
Selling, general and administrative expenses	36.6	24%	34.4	20%	71.9	24%	67.8	19%
Restructuring costs	3.0	2%	0.8	1%	9.8	3%	2.1	1%
Amortization of intangible assets	3.0	2%	3.6	2%	5.8	2%	7.2	2%
Loss on debt extinguishment	5.9	4%	—	—	5.9	2%		—
Acquisition-related costs	0.7	—	—	—	0.7	—	—	—
Other operating expense, net	1.0	—	0.6	—	1.8	1%	1.3	—

Operating (loss) income	(17.7)	(11)%	2.0	1%	(33.3)	(11)%	8.6	2%
Interest expense, net	(11.7)	(8)%	(10.0)	(6)%	(20.7)	(7)%	(19.8)	(5)%
Other (expense) income, net	(0.2)	—	0.1	—	1.3	—	0.4	—

Loss before income taxes	(29.6)	(19)%	(7.9)	(5)%	(52.7)	(18)%	(10.8)	(3)%
Benefit for income taxes	(11.0)	(7)%	(2.9)	(2)%	(19.8)	(7)%	(3.7)	(1)%

Consolidated net loss	(18.6)	(12)%	(5.0)	(3)%	(32.9)	(11)%	(7.1)	(2)%
Less: net income attributable to the noncontrolling interest	(0.8)	(1)%	(0.7)	—	(1.6)	(1)%	(1.1)	—

Net loss attributable to controlling interest	$(19.4)	(13)%	$(5.7)	(3)%	(34.5)	(12)%	$(8.2)	(2)%

Fiscal Quarter and Six Months Ended September 30, 2009 Compared with Fiscal Quarter and Six Months Ended September 30, 2008

Net Sales.

(dollars in millions)	Fiscal Quarter Ended September 30, 2009	Fiscal Quarter Ended September 30, 2008	Dollar Change	Percent Change	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008	Dollar Change	Percent Change
Net sales	$153.3	$176.2	$(22.9)	(13)%	$298.3	$361.3	$(63.0)	(17)%

Net sales for the fiscal quarter and six months ended September 30, 2009 were lower than the prior corresponding periods due to the dynamics of operating in a contracting global macroeconomic climate that was characterized by significant reductions in building and infrastructure investments primarily impacting demands for North American water and gas products. Net sales outside North America were negatively impacted primarily by unfavorable currency effects and adverse market conditions compared to the prior corresponding fiscal quarter and six months.

Our net sales exclude certain amounts billed primarily to AMI electric and gas utility customers, which we are required to defer. For the fiscal quarter and six months ended September 30, 2009, the billings that we were required to defer were $50 million and $104 million, respectively, and $30 million and $51 million for the prior corresponding periods. See Note 1 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report. The growth is the result of an increase in shipments of approximately 290,000 and 740,000 AMI electric and gas endpoints under long-term contracts, in the current fiscal quarter and six-month period, respectively compared to the prior corresponding periods.

Our top ten customers accounted for approximately 26% of net sales for the six months ended September 30, 2009, and no individual customer accounted for more than 10% of net sales.

Gross Profit.

(dollars in millions)	Fiscal Quarter Ended September 30, 2009	Fiscal Quarter Ended September 30, 2008	Dollar Change	Percent Change	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008	Dollar Change	Percent Change
Gross profit	$32.5	$41.4	$(8.9)	(21)%	$62.6	$87.0	$(24.4)	(28)%
Gross profit as a percent of net sales	21%	24%	—	(13)%	21%	24%	—	(13)%

Gross profit in dollars and as a percentage of net sales for the fiscal quarter and six months ended September 30, 2009 was lower than the prior corresponding periods principally due to shifting sales and global macroeconomic events described above, along with additional support costs for the increase in shipments of approximately 290,000 and 740,000 AMI electric and gas endpoints under long-term contracts in the current fiscal quarter and six months, respectively, the revenues for which we were required to defer.

Gross profit excludes billings to customers less incremental direct costs incurred primarily related to the deployment under long-term AMI electric and gas contracts that have been deferred. These amounts were $22 million and $44 million for the fiscal quarter and six months ended September 30, 2009, respectively, and $13 million and $21 million for the prior corresponding periods. See Note 1 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report. This deferral has no effect on the Company’s cash flow, as billings to customers occur when the network infrastructure and related endpoints are deployed and the associated costs are incurred.

Selling, General and Administrative (“SG&A”) Expenses.

(dollars in millions)	Fiscal Quarter Ended September 30, 2009	Fiscal Quarter Ended September 30, 2008	Dollar Change	Percent Change	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008	Dollar Change	Percent Change
SG&A expenses	$36.6	$34.4	$2.2	6%	$71.9	$67.8	$4.1	6%
SG&A expenses as a percent of net sales	24%	20%	—	20%	24%	19%	—	26%

SG&A expenses for the fiscal quarter and six months ended September 30, 2009 were higher than the prior corresponding fiscal quarter and six months primarily due to our continued investment in infrastructure related to AMI growth, partially offset by favorable foreign currency impacts. The Company’s cost structure reflects the increased spending to support the market demands of the AMI technology migration related to the deployment under long-term AMI electric and gas contracts discussed above.

Restructuring Costs. Restructuring costs for the fiscal quarter and six months ended September 30, 2009 were $3 million and $10 million, respectively, and $1 million and $2 million for the prior corresponding periods. These higher costs were primarily due to the restructuring activities associated with our manufacturing operations in Germany.

Amortization of Intangible Assets. Amortization expense relates primarily to the intangible assets consisting of non-competition agreements, customer relationships and other intangible assets recorded at the time of the acquisition of Invensys Metering Systems, the intangible assets consisting of developed technology recorded as a result of the AMDS and Telemetric acquisitions. Amortization of intangible assets decreased to $3 million for the current fiscal quarter from $4 million for the prior corresponding fiscal quarter and decreased to $6 million for the current six-month period from $7 million for the prior corresponding six-month period due primarily to one of our direct customer relationship assets having been fully amortized in fiscal 2009.

Loss on Debt Extinguishment. In the fiscal quarter and six months ended September 30, 2009, the Company recorded a loss of $6 million on debt extinguishment related to the amendment of our senior credit facilities. See Note 13 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report.

Acquisition-Related Costs. In the fiscal quarter and six months ended September 30, 2009, the Company recorded approximately $1 million of acquisition costs related to the Telemetric acquisition, the purchase of the PDC Rongtai noncontrolling interest and an unconsummated acquisition.

Other Operating Expense, Net. Other operating expense, net of $1 million and $2 million for the fiscal quarter and six months ended September 30, 2009 primarily consisted of recurring management fees for The Jordan Company, L.P.

Interest Expense, Net. Interest expense, net increased approximately $2 million and $1 million for the fiscal quarter and six months ended September 30, 2009, respectively, as compared to the prior corresponding periods. The increases reflect the increase in interest rates related to the amendment to our senior credit facilities in July 2009 and the treatment of the ineffective interest rate swaps.

Other (Expense) Income, Net. Other expense, net was less than $1 million for the fiscal quarter ended September 30, 2009 and other income, net was $1 million for the six months ended September 30, 2009. Other income, net was less than $1 million for each of the prior corresponding periods. Other (expense) income, net principally relates to net transactional foreign currency gains and losses.

Benefit for Income Taxes. Income tax benefit was $11 million and $20 million for the fiscal quarter and six months ended September 30, 2009, respectively, compared to an income tax benefit of $3 million and $4 million for the prior corresponding fiscal quarter and six-month period, respectively, and reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate.

Consolidated Net Loss. Consolidated net loss of $19 million and $33 million for the fiscal quarter and six months ended September 30, 2009, respectively, increased $14 million and $26 million compared to our consolidated net loss for the fiscal quarter and six months ended September 30, 2008 as a result of the factors described above.

Net Income Attributable to the Noncontrolling Interest. Net income attributable to the noncontrolling interest relates to the Company’s partner’s share of income or loss from our joint venture entities and increased slightly for the fiscal quarter and six months ended September 30, 2009 as compared to the prior corresponding periods due to net improved results of operations of our joint ventures. The Company holds joint venture interests in entities in the Ukraine (51%), Algeria (55%) and China (55%). On September 29, 2009, the Company purchased the noncontrolling interest of PDC Rongtai. See Note 2 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report.

Net Loss Attributable to Controlling Interest. Net loss attributable to controlling interest of $19 million and $35 million for the fiscal quarter and six months ended September 30, 2009, respectively, increased $13 million and $27 million compared to the fiscal quarter and six months ended September 30, 2008 as a result of the factors described above.

Liquidity and Capital Resources

During the six months ended September 30, 2009, we funded our operating, investing and financing requirements through cash flow generated from operating activities, proceeds from debt issuance and cash on hand.

Net cash flow provided by operating activities in the six months ended September 30, 2009 and 2008 was $18 million and $22 million, respectively. The $4 million decrease in the current six-month period compared to the prior corresponding six-month period was primarily driven by lower cash earnings and payments of accrued expenses and accounts payable, partially offset by cash flow generated from growth in our AMI business, a substantial portion of which was deferred for revenue recognition purposes (see Note 1 under “Unaudited Notes to Consolidated Financial Statements” in Item 1 of this Quarterly Report), and decreased accounts receivable driven improved collections.

Cash expenditures for restructuring for the six months ended September 30, 2009 and 2008 were $8 million and $4 million, respectively, and were reflected within cash used in operations. As of September 30, 2009, we had $12 million of restructuring accruals reflected on our consolidated balance sheet within current liabilities and other long-term liabilities. Additional cash restructuring expenses of approximately $9 million are expected to be incurred in fiscal 2010.

Cash used in investing activities were $43 million and $21 million for the six months ended September 30, 2009 and 2008, respectively. For the current six-month period and prior corresponding six-month period expenditures for property, plant and equipment (“PP&E”) were $14 million and $13 million, respectively, of which 42% and 38%, respectively, reflected investment in the AMI business. PP&E expenditures were comprised of equipment, molds and tooling for replacement and cost efficiency, and maintenance, safety and expansion that extend useful lives. In the current six months, we purchased intangible assets of $4 million. We incurred software development costs related to the AMI business of $4 million in each of the six months ended September 30, 2009 and 2008. For the second half of fiscal 2010, we expect to make expenditures for PP&E, software development costs and intangible assets of approximately $18 million, reflecting our continuing emphasis on a growth-oriented investment program. Business acquisition expenditures in the current six-month period were $20 million, $13 million of which were contingent payments made in July 2009 related to the performance of the acquired AMDS business and $7 million of which relates to the acquisition of substantially all of the assets and assumption of certain liabilities of Telemetric on June 30, 2009. Business acquisition expenditures in the prior corresponding six-month period were approximately $5 million of contingent payments related to the performance of the acquired AMDS business.

Net cash provided by (used in) financing activities for the six months ended September 30, 2009 and 2008 was $20 million and $(11) million, respectively. Net cash provided by financing activities for the current six-month period consisted primarily of $35 million of proceeds from debt issuance and $(9) million of debt issuance costs related to the amendment to the credit facility (see Note 13 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report and discussion below) and $(6) million for the purchase of the PDC Rongtai noncontrolling interest on September 29, 2009. Net cash used in financing activities in the prior corresponding six-month period was primarily principal prepayments on our term loan facilities as we continued to reduce our outstanding indebtedness.

We entered into the senior credit facilities with a syndicate of financial institutions and institutional lenders on December 17, 2003. The senior credit facilities were amended on July 23, 2009. The amendment extended the maturity of certain term loans by providing approximately $131 million of new term loans with a maturity date of June 3, 2013, the aggregate amount of which was deemed to convert a like amount of outstanding principal of previously existing term loans that had a maturity date of December 17, 2010. Approximately $28 million of term loans under the senior credit facility was not extended in connection with the amendment. The amendment also provided an additional $35 million in new term loans, extended the maturity date of the $70 million in revolving loan capacity from December 17, 2009 to December 17, 2012, increased the U.S. letter of credit availability from $20 million to $50 million and modified certain financial covenants to improve financial flexibility. See below for discussion of our total indebtedness at September 30, 2009.

Refer to Note 13 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report for a complete description of the aforementioned amendment and the related accounting treatment.

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

As of September 30, 2009, we had $474 million of total indebtedness outstanding, consisting of $275 million of senior subordinated notes, $194 million under the U.S. term loan facility and $5 million in short-term borrowings (Rongtai). Interest expense, net, excluding amortization of deferred financing costs, was $19 million for the six months ended September 30, 2009. The next scheduled principal payment on the term loan facility of less than $1 million is due on December 31, 2009. There were no borrowings outstanding under the revolving credit facility at September 30, 2009, but $11 million of the facility was utilized in connection with outstanding letters of credit that have not been drawn upon. We were in compliance with all credit facility covenants at September 30, 2009.

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

In conjunction with the AMDS, Telemetric and PDC Rongtai acquisitions, the Company is legally obligated to satisfy any additional future cash payments based on certain financial performance measures of the acquired businesses. See Note 2 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report. We believe that expected cash flows from operations will provide sufficient funds to fulfill these obligations.

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

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of September 30, 2009, assets of foreign subsidiaries constituted approximately 29% of total assets. Foreign currency exchange rate exposure is most significant with respect to our European and South American operations. For the fiscal quarter and six months ended September 30, 2009, net sales were negatively impacted by the devaluation of foreign currencies, primarily the euro, versus the U.S. dollar by $4.5 million and $13.3 million, respectively. For the fiscal quarter and six months ended September 30, 2008, net sales were positively impacted by the valuation of foreign currencies, primarily the euro, versus the U.S. dollar by $5.5 million and $13.9 million, respectively.

Currency transaction exposure. Currency transaction exposure arises when a business has transactions denominated in foreign currencies. We have entered into forward contracts that are denominated in foreign currencies, principally euros, to offset the remeasurement impact of currency rate changes on intercompany receivables and payables. These contracts are used to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into derivative instrument transactions for trading or speculative purposes. The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. As of September 30, 2009, the Company did not have any foreign currency forward contracts outstanding. We expect to continue to utilize forward contracts to manage foreign currency exchange risk in the future as appropriate.

Interest rate risk. Under the terms of the Company’s senior credit facility, we pay a variable rate of interest based on LIBOR or the alternate base rate and are subject to interest rate risk as a result of changes in these rates. The Company’s total indebtedness as of September 30, 2009 was $473.5 million, of which $198.5 million bears interest at variable rates. As of September 30, 2009, substantially all of our variable-rate borrowings were under the term loan facilities consisting of a B-1 tranche and a B-3 tranche. Term loans of $27.8 million under the B-1 tranche were at LIBOR plus a 2% margin. Term loans under the B-3 tranche bear interest, at our option, at Adjusted LIBOR, as defined in the credit agreement, plus a 4.5% margin, or the Alternate Base Rate, as defined in the credit agreement, plus 3.5%. For the B-3 tranche, the credit facility provides for a LIBOR floor of 2.5% and an Alternate Base Rate floor of 3.5%. As of September 30, 2009, $73.4 million of the B-3 tranche was under the LIBOR option and $92.4 million of that tranche was under the alternate base rate option. At September 30, 2009, the weighted-average interest rate on our term loan facility borrowings including the effect of the interest rate swaps was approximately 6.3%. In addition, the Company has $120 million of interest rate swaps in place that pay a fixed rate of interest and receive LIBOR. Holding all other variables constant, a change in the LIBOR interest rate of 1%, after giving effect to the interest rate swaps, would impact annual interest costs by $0.8 million.

To hedge exposure to variable interest rates, the Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at specified fixed rates. The following table describes the terms of the Company’s interest rate swap agreements:

Trade Dates	Effective Dates	Maturity Dates	Notional Amounts (in millions)	Pay Fixed Rates	Receive Three-Month LIBOR as of September 30, 2009
December 9, 2005	January 20, 2006	September 30, 2010	$50.0	4.927%	0.51000%
March 24, 2006	August 22, 2006	June 30, 2010	50.0	5.121%	0.40688%
November 21, 2007	November 27, 2007	November 27, 2009	20.0	4.034%	0.38000%

Total			$120.0

These interest rate swaps initially were designated as cash flow hedges, and changes in the Company’s cash flows attributable to the risk being hedged are expected to be offset by the hedging derivatives. To the extent the swaps provide an effective hedge for accounting purposes, changes in the fair value of the interest rate swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness related to the interest rate swaps will be recorded through earnings in interest expense.

On October 20, 2008, the Company discontinued its hedging relationship on the pay fixed 4.927% receive variable interest rate swap. At that time, accumulated other comprehensive loss associated with this swap was $2.0 million before tax. As of September 30, 2009, the unamortized accumulated other comprehensive loss associated with this swap was $1.0 million before tax. This amount is being amortized to interest expense on a straight-line basis through September 30, 2010. Amortization of $0.6 million (net of tax of $0.4 million) is anticipated over the next twelve months. For the fiscal quarter and six months ended September 30, 2009, a loss of $0.3 million and $0.6 million, respectively, was recorded for changes in fair value of the discontinued hedge.

On July 23, 2009, the Company amended its senior credit facilities (see Note 13 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report). Among other things, this amendment extended the maturity and changed the interest rates associated with certain of the senior credit facilities. As a result, the hedging relationships on 1) the pay fixed 5.121% receive variable and 2) the pay fixed 4.034% receive variable interest rate swaps were discontinued.

At that time, accumulated other comprehensive loss associated with the pay fixed 5.121% receive variable swap was $2.0 million before tax. As of September 30, 2009, the unamortized accumulated other comprehensive loss associated with this swap was $1.6 million before tax. This amount is being amortized to interest expense on a straight-line basis through June 30, 2010. Amortization of $0.9 million (net of tax of $0.6 million) is anticipated over the remaining life, or 10 months. For the fiscal quarter and six months ended September 30, 2009, a gain of $0.2 million was recorded for changes in fair value of the discontinued hedge.

Accumulated other comprehensive loss associated with the pay fixed 4.034% receive variable swap was $0.2 million before tax. As of September 30, 2009, the unamortized accumulated other comprehensive loss associated with this swap was $0.1 million before tax. This amount is being amortized to interest expense on a straight-line basis through November 27, 2009. Amortization of $0.1 million (net of tax) is anticipated over the remaining life, or 3 months. For the fiscal quarter and six months ended September 30, 2009, a gain of $0.1 million was recorded for changes in fair value of the discontinued hedge.

Changes in accumulated other comprehensive income related to interest rate swaps arise for 1) changes in fair value of effective interest rate swaps, and 2) amortization of other comprehensive income associated with ineffective interest rate swaps. For the fiscal quarter and six months ended September 30, 2009 and 2008, the table below reflects on a post-tax basis the effect of these changes (amounts in millions):

	Fiscal Quarter Ended September 30, 2009	Fiscal Quarter Ended September 30, 2008	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008
Balance at beginning of period	$2.3	$2.0	$2.6	$3.9
Changes in fair value	(0.1)	—	(0.4)	(1.9)
Amortization	(0.6)	—	(0.6)	—

Balance at end of period	$1.6	$2.0	$1.6	$2.0

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

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fiscal quarter ended September 30, 2009.

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

SENSUS (BERMUDA 2) LTD.

Date: October 28, 2009	By:	/s/ PETER MAINZ
Peter Mainz
Chief Executive Officer & President (Principal Executive Officer)

Date: October 28, 2009	By:	/s/ JEFFREY J. KYLE
Jeffrey J. Kyle
Chief Financial Officer (Principal Financial Officer)

Date: October 28, 2009	By:	/s/ THOMAS D. D’ORAZIO
Thomas D. D’Orazio
Senior Vice President, Finance (Principal Accounting Officer)

SENSUS USA INC.

Date: October 28, 2009	By:	/s/ PETER MAINZ
Peter Mainz
Chief Executive Officer & President (Principal Executive Officer)

Date: October 28, 2009	By:	/s/ JEFFREY J. KYLE
Jeffrey J. Kyle
Chief Financial Officer (Principal Financial Officer)

Date: October 28, 2009	By:	/s/ THOMAS D. D’ORAZIO
Thomas D. D’Orazio
Senior Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amendment to the Bye-Laws of Sensus (Bermuda 2) Ltd.

3.2	Amendment to the Bylaws of Sensus USA Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.