Form 10-Q
period 2009-12-26
SENSUS USA INC; SENSUS (BERMUDA 2) LTD
filed 2010-01-29
CIK 1281223, 1281226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-113658

Sensus (Bermuda 2) Ltd. (Exact name of registrant as specified in its charter)	Sensus USA Inc. (Exact name of registrant as specified in its charter)

Bermuda	98-0413362	Delaware	51-0338883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of January 25, 2010, Sensus (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus (Bermuda 1) Ltd., and Sensus USA Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus (Bermuda 2) Ltd.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	December 26, 2009	March 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32.0	$37.9
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.3 and $1.2, respectively	97.5	112.8
Other	1.5	2.9
Inventories, net	73.8	66.4
Prepayments and other current assets	17.9	11.8
Deferred income taxes	7.2	6.5
Deferred costs	21.1	10.6

Total current assets	251.0	248.9

Property, plant and equipment, net	137.7	131.5
Intangible assets, net	192.2	187.3
Goodwill	436.1	394.5
Deferred income taxes	64.6	39.5
Deferred costs	168.8	88.7
Other long-term assets	24.2	21.9

Total assets	$1,274.6	$1,112.3

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$84.7	$87.1
Accruals and other current liabilities	100.0	80.7
Current portion of long-term debt	29.5	38.5
Short-term borrowings	4.5	4.9
Income taxes payable	—	2.9
Restructuring accruals	17.2	7.3
Deferred revenue	37.4	19.0

Total current liabilities	273.3	240.4

Long-term debt, less current portion	439.1	395.5
Pensions	49.3	44.4
Deferred income taxes	76.6	76.4
Deferred revenue	289.9	149.8
Other long-term liabilities	24.3	27.6

Total liabilities	1,152.5	934.1

Commitments and Contingencies (Note 12)

STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	251.5	245.4
Accumulated deficit	(138.4)	(79.3)
Accumulated other comprehensive income	4.0	0.2

Total stockholder’s equity	117.1	166.3

Noncontrolling interest	5.0	11.9

Total equity	122.1	178.2

Total liabilities and equity	$1,274.6	$1,112.3

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Fiscal Quarter Ended December 26, 2009	Fiscal Quarter Ended December 27, 2008	Nine Months Ended December 26, 2009	Nine Months Ended December 27, 2008

NET SALES	$140.4	$140.4	$438.7	$501.7

COST OF SALES	112.1	119.2	347.8	393.5

GROSS PROFIT	28.3	21.2	90.9	108.2

OPERATING EXPENSES:
Selling, general and administrative expenses	38.0	30.9	109.9	98.7
Restructuring costs	8.9	6.1	18.7	8.2
Amortization of intangible assets	3.1	3.4	8.9	10.6
Loss on debt extinguishment	—	—	5.9	—
Acquisition-related costs	0.3	—	1.0	—
Other operating expense, net	0.7	0.9	2.5	2.2

OPERATING LOSS	(22.7)	(20.1)	(56.0)	(11.5)

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(11.0)	(10.5)	(31.7)	(30.3)
Other (expense) income, net	—	(0.5)	1.3	(0.1)

LOSS BEFORE INCOME TAXES	(33.7)	(31.1)	(86.4)	(41.9)

BENEFIT FOR INCOME TAXES	(9.5)	(8.8)	(29.3)	(12.5)

CONSOLIDATED NET LOSS	(24.2)	(22.3)	(57.1)	(29.4)

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.4)	(0.7)	(2.0)	(1.8)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(24.6)	$(23.0)	$(59.1)	$(31.2)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(in millions)

(unaudited)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder’s Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2009	$—	$245.4	$(79.3)	$0.2	$166.3	$11.9	$178.2
Equity adjustment from parent related to AMDS acquisition	—	15.0	—	—	15.0	—	15.0
Purchase of PDC Rongtai noncontrolling interest	—	(8.9)	—	—	(8.9)	(9.0)	(17.9)
Other comprehensive (loss) income:
Net loss	—	—	(59.1)	—	(59.1)	2.0	(57.1)
Foreign currency translation adjustment	—	—	—	2.3	2.3	—	2.3
Unrealized gain on interest rate swaps, net of tax of $1.0 million	—	—	—	1.5	1.5	—	1.5

Total comprehensive (loss) income					(55.3)	2.0	(53.3)

Foreign currency translation adjustment related to noncontrolling interest	—	—	—	—	—	0.1	0.1

Balance at December 26, 2009	$—	$251.5	$(138.4)	$4.0	$117.1	$5.0	$122.1

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended December 26, 2009	Nine Months Ended December 27, 2008
OPERATING ACTIVITIES:
Consolidated net loss	$(57.1)	$(29.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19.5	19.1
Amortization of intangible assets	8.9	10.6
Amortization of software development costs	4.1	5.5
Amortization of deferred financing costs	2.3	2.4
Deferred income taxes	(26.7)	—
Net gain on sale of assets	—	(0.2)
Net (gain) loss on foreign currency transactions	(0.6)	0.4
Loss on debt extinguishment	5.9	—
Changes in assets and liabilities used in operations, net of effects of acquisitions:
Trade accounts receivable	19.5	(2.7)
Inventories	(4.4)	(5.9)
Other current assets	0.9	2.1
Accounts payable, accruals and other current liabilities	(4.7)	(4.3)
Income taxes payable	(7.7)	(15.2)
Deferred revenue less deferred costs primarily from long-term AMI electric and gas contracts	66.7	38.9
Other	2.5	0.7

Net cash provided by operating activities	29.1	22.0

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(22.1)	(17.3)
Purchases of intangible assets	(6.7)	(0.4)
Software development costs	(6.1)	(5.8)
AMDS contingent payments	(13.4)	(4.6)
Telemetric acquisition	(7.1)	—
Proceeds from sale of assets	—	0.2

Net cash used in investing activities	(55.4)	(27.9)

FINANCING ACTIVITIES:
Principal payment on short-term borrowings	(0.4)	—
Increase in short-term borrowings	—	9.3
Proceeds from debt issuance	35.0	—
Debt issuance costs	(8.8)	—
Purchase of PDC Rongtai noncontrolling interest	(6.0)	—
Principal payments on debt	(0.4)	(11.7)

Net cash provided by (used in) financing activities	19.4	(2.4)

Effect of exchange rate changes on cash	1.0	(1.7)

DECREASE IN CASH AND CASH EQUIVALENTS	(5.9)	(10.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$37.9	$37.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32.0	$27.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:
Interest	$32.9	$32.5

Income taxes, net of refunds	$5.0	$2.6

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (NOTE 2):

During the nine months ended December 26, 2009, the 15,000 unvested preference shares issued in connection with the AMDS acquisition became vested with a redemption value of $15.0 million.

During the nine months ended December 26, 2009, paid-in capital decreased $8.9 million in connection with the purchase of the PDC Rongtai noncontrolling interest, representing the excess purchase price over the carrying value of the noncontrolling interest.

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. General

Description of Business

Sensus (Bermuda 2) Ltd. (“Sensus 2”), a wholly owned subsidiary of Sensus (Bermuda 1) Ltd. (“Sensus 1”), together with its subsidiaries, referred to herein as the Company, is a leading provider of advanced metering and related communications solutions to the worldwide utility industry. The Company is a global manufacturer of water, gas, heat and electric meters including comprehensive metering communications system solutions that include both automatic meter reading (“AMR”) and advanced metering infrastructure (“AMI”) systems. In addition, the Company produces pipe joining and repair products for water and natural gas utilities and is a supplier of precision-manufactured aluminum die castings.

The Company was formed on December 18, 2003 through the acquisition of the metering systems and certain other businesses of Invensys plc (“Invensys”). Prior to the acquisition, the Company had no active business operations. The metering systems businesses operated by Invensys prior to the acquisition are referred to herein as “Invensys Metering Systems.” Historical references to the activities of the Company prior to the acquisition of Invensys Metering Systems refer to the activities of Invensys.

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

The accompanying consolidated financial statements present results of the Company for the fiscal quarters and nine months ended December 26, 2009 and December 27, 2008. The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Additional guidance was issued by the FASB, which requires multiple-element arrangements that include tangible products containing software components and non-software components that function together to deliver the product’s essential functionality to use the above hierarchy to establish an element’s selling price on which to allocate the overall arrangement fee.

For multiple-element arrangements within the scope of these updated standards, revenue recognition should occur sooner for certain deliverables, generally at the time of an element’s delivery, rather than being deferred as historically has been the case for our arrangements for which VSOE could not be established. The Company is currently evaluating the financial impact and timing of adopting these revised standards for its multiple-element AMI arrangements.

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

In connection with its Advanced Metering Data Systems, L.L.C. (“AMDS”) acquisition, the Company began to deploy its new advanced, fixed network AMI technology under long-term contracts, generally up to 20 years. These contracts contain multiple elements, including hardware, software, project management and installation services as well as ongoing customer support. Such arrangements are subject to the four revenue recognition criteria identified above, as well as to the guidance related to software revenue recognition. Among other things, this guidance requires the allocation of the aggregate contract value to each of the respective elements based on vendor-specific objective evidence (“VSOE”) of fair value and establishes the timing of revenue recognition for each of those elements. VSOE of fair value is the price at which an element of a multiple-element contract is sold on a stand-alone basis, and it is on this basis that the aggregate contract value is allocated to each of the elements in the contract.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following represents a reconciliation of the deferred revenue and deferred costs, net of amortization, for the periods presented (in millions):

	December 26, 2009	March 31, 2009
Current deferred revenue related to:
Primarily long-term AMI electric and gas contracts	$35.9	$18.6
Other	1.5	0.4

Total	$37.4	$19.0

Long-term deferred revenue related to:
Primarily long-term AMI electric and gas contracts	$288.2	$148.2
Other	1.7	1.6

Total	$289.9	$149.8

Current deferred costs primarily related to long-term AMI electric and gas contracts	$21.1	$10.6

Long-term deferred costs primarily related to long-term AMI electric and gas contracts	$168.8	$88.7

Stock-Based Compensation

Sensus 1 maintains a Restricted Share Plan (the “Plan”) that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer, repurchase rights and other limitations as set forth in the related management subscription and shareholders’ agreement. As of December 26, 2009, there were 2,000,000 restricted shares of Sensus 1 authorized and 989,000 shares issued and outstanding under the Plan. The outstanding restricted shares were purchased for $0.01 of cash consideration. No awards were granted under the Plan in the fiscal quarters and nine months ended December 26, 2009 and December 27, 2008, respectively.

The Company accounts for its compensation cost related to share-based payment transactions based on estimated fair values. The Company performed a fair value analysis of its restricted shares as of the grant date and determined that no compensation expense was required to be recorded. For each reporting period, the Company performs an evaluation of its contingent repurchase rights on an individual employee-by-employee basis. If the Company’s contingent repurchase features become probable, the Company will assess whether liability classification is appropriate. No compensation expense related to the Plan was recognized for the fiscal quarters and nine months ended December 26, 2009 and December 27, 2008, respectively.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On July 19, 2007, the Company’s board of directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”). The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 2,000,000 shares of Sensus 1 Class B common stock are available for issuance upon exercise of options granted pursuant to the Option Plan. The options awarded under the Option Plan have a contractual term of 10 years, and are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant, and vesting may accelerate upon the occurrence of certain stated liquidity events. During the fiscal quarter and nine months ended December 26, 2009, 24,000 and 72,000 stock options were granted, respectively, and 28,000 and 36,000, respectively, were forfeited under the Option Plan. As of December 26, 2009, 112,000 stock options outstanding under the Option Plan were vested.

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

Fair Value of Financial Instruments

The carrying amounts of cash, trade receivables and trade payables approximated fair values as of December 26, 2009 and March 31, 2009. The estimated fair value of the Company’s term loans and revolving credit facility borrowings was $192.9 million and $143.9 million at December 26, 2009 and March 31, 2009, respectively. The estimated fair value of the Company’s $275.0 million of 8 5/8% senior subordinated notes due in 2013 (the “Notes”) was approximately $281.2 million and $228.3 million at December 26, 2009 and March 31, 2009, respectively. The fair value of the Notes was determined based upon recent market transactions and dealer indicative pricing.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Acquisitions

Rongtai. On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. The joint venture was called Sensus-Rongtai (Yangzhou) Precision Die Casting Co., Ltd. (“PDC Rongtai”). On September 29, 2009, the Company completed the acquisition of the 40% noncontrolling interest held by Yangzhou Runlin Investment Co., Ltd. As a result of the acquisition and in accordance with the terms of the equity transfer agreement, PDC Rongtai became wholly owned by a subsidiary of the Company and was subsequently renamed Sensus Precision Die Casting (Yangzhou) Co., Ltd. The terms of the agreement provide for the payment of total consideration with an estimated fair value of $17.9 million that consists of the following:

•	$6.0 million in cash at closing;

•	$4.8 million that is expected to be paid in February 2010;

•	$6.7 million of estimated contingent consideration based on certain earnings performance measures that is expected to be paid in the first quarter of fiscal 2011; and

•	$0.4 million installment that is expected to be paid in September 2011.

The carrying value of the noncontrolling interest at the acquisition date was $9.0 million. The $8.9 million of excess consideration paid and to be paid over the carrying value of the noncontrolling interest decreased paid-in capital.

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

Telemetric. On June 30, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of Telemetric Corporation (“Telemetric”) for approximately $6.8 million in cash at closing and $1.0 million payable within approximately one year of the closing date of the related asset purchase agreement, of which $0.3 million was paid to Telemetric in the current fiscal quarter. Additional cash consideration may become payable based on the performance of the acquired business through June 2013. Acquisition-date fair value for this contingent consideration is estimated at $3.9 million. The Company financed the transaction primarily with cash on hand and borrowings under its senior credit facilities. Telemetric provides utilities with distribution automation systems that use commercial cellular networks and PowerVistaTM, a web-based software application. This acquisition is expected to provide the Company with a significant and established presence in the distribution automation portion of the utility landscape and augment the Company’s AMI and Smart Grid solutions.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consideration and the net assets recognized as of the acquisition date related to the Telemetric acquisition are summarized in the table below (in millions):

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

Acquisition-related expenses of $0.1 million and $0.3 million for the fiscal quarter and nine months ended December 26, 2009, respectively, are classified as acquisition-related costs in the accompanying consolidated statements of operations.

The contingent consideration component of the purchase consideration will become payable if the acquired business achieves certain financial performance measures through June 2013, and is subject to a $12 million cap. Payments on an undiscounted basis are projected to be $5.8 million. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted based upon a weighted-average cost-of-capital (“WACC”) in arriving at the acquisition-date fair value of $3.9 million. The WACC was developed using market participant company data, a level 2 input in the fair value hierarchy. From the date of acquisition to December 26, 2009, there have been no significant changes in the $5.8 million estimate of undiscounted cash flows. During the fiscal quarter and nine months ended December 26, 2006, $0.1 million and $0.3 million, respectively, were accreted to the fair value of the contingent consideration for the passage of time, with the corresponding expenses classified as acquisition-related costs in the accompanying consolidated statements of operations.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the fair value measurements of contingent consideration and the associated fair value hierarchy level as of December 26, 2009 (in millions):

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$4.2	$—	$—	$4.2	(1)

(1)	Note that because there are both level 2 and level 3 inputs included in the determination of fair value of the contingent consideration, we have characterized this measure as level 3.

AMDS. On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $62.6 million consisting of $49.8 million in cash and 15,000 vested preference shares issued by the Company’s parent, Sensus 1. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Sensus 1, cash on hand and utilization of the Company’s revolving credit facility. As discussed below, the vested preference shares were subject to mandatory redemption by Sensus 1 for $15 million at the option of the holder once certain future financial performance targets were achieved.

During fiscal 2008 and 2009, the performance thresholds were achieved related to the vested preference shares. Accordingly, 15,000 vested preference shares were released from restrictions, and in fiscal 2009, AMDS opted to have the 15,000 unrestricted shares redeemed for $15 million in cash. As required by the AMDS purchase agreement, the $15 million was funded by Sensus 1 during fiscal 2009, and thus the Company’s cash position was not impacted.

The Company is also required to make additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $21.9 million for the nine months ended December 26, 2009 and $32.7 million cumulatively, net of $5.5 million previously paid ($0.9 million in fiscal 2008 and $4.6 million in fiscal 2009) and $13.4 million paid in the second fiscal quarter in accordance with the purchase agreement. In the accompanying consolidated balance sheet as of December 26, 2009, $22.1 million is classified as accruals and other current liabilities and $10.6 million is classified as other long-term liabilities. These gross accrued amounts reflect additional purchase price and are recorded as goodwill.

In addition, on the date of acquisition, Sensus 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15 million if the specified performance thresholds are achieved over the relevant period. During the second fiscal quarter, the performance thresholds were achieved related to the unvested preference shares, and all of these preference shares became vested. Accordingly, 15,000 vested preference shares were released from restrictions, and in the second fiscal quarter AMDS opted to have the 15,000 unrestricted shares redeemed for cash. As required by the AMDS purchase agreement, the $15 million was funded by Sensus 1 in the current fiscal quarter, and thus the Company’s cash position was not impacted.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Goodwill and Identifiable Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements, developed technology and customer and distributor relationships. Goodwill of $436.1 million at December 26, 2009 represents the excess of the purchase price paid by the Company for Invensys Metering Systems, NexusData, Inc., AMDS and Telemetric over the fair value of the net assets acquired. The goodwill is attributed to the value placed on the Company being an industry leader with market-leading positions in the North American and European water metering markets, the North American clamps and couplings and precision die casting markets and the synergies resulting primarily from AMDS and Telemetric acquisitions. The Company is also a market leader in the North American gas metering market, the European heat metering market and the North American water AMI market. The Company has achieved these leadership positions by developing and manufacturing innovative products. In addition, future expansion of AMI technology provides a significant opportunity for the Company. Patents, trademarks, developed technology, customer and distributor relationships and non-competition agreements are stated at fair value on the date of acquisition as determined by an independent valuation firm.

Intangible assets are summarized as follows (in millions):

	December 26, 2009		March 31, 2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Intangible assets not subject to amortization:
Goodwill	$436.1	$—	$394.5	$—
Tradenames (indefinite lived)	28.0	—	27.1	—

	464.1	—	421.6	—

Intangible assets subject to amortization:
Distributor and marketing relationships and other	204.7	(64.9)	194.0	(58.5)
Developed technology	28.3	(7.7)	26.0	(5.8)
Non-competition agreements	30.5	(30.4)	30.5	(30.3)
Patents	16.2	(12.5)	15.8	(11.5)

	279.7	(115.5)	266.3	(106.1)

Total intangible assets	$743.8	$(115.5)	$687.9	$(106.1)

4. Inventories

Inventories consist of the following (in millions):

	December 26, 2009	March 31, 2009
Raw materials, parts and supplies	$41.4	$36.8
Work in process	11.3	11.3
Finished goods	23.9	20.0
Allowance for shrink and obsolescence	(2.8)	(1.7)

Inventories, net	$73.8	$66.4

5. Financial Instruments

The Company utilizes derivative instruments, specifically forward contracts and interest rate swap agreements, to manage its exposure to market risks such as foreign currency exchange and interest rate risks. The Company records derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value. As of December 26, 2009, the Company had one foreign currency forward contract outstanding, with an expiration date of December 28, 2009, to sell approximately $2.1 million, by buying 1.5 million euro.

The Company utilizes interest rate swap agreements to mitigate its exposure to fluctuations in interest rates on variable-rate debt. The Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month London Interbank Offered Rate (“LIBOR”) and makes periodic payments at specified fixed rates.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table describes the terms of the Company’s interest rate swap agreements:

Trade Dates	Effective Dates	Maturity Dates	Notional Amounts (in millions)	Pay Fixed Rates	Receive Three-Month LIBOR as of December 26, 2009
December 9, 2005	January 20, 2006	September 30, 2010	$50.0	4.927%	0.28406%
March 24, 2006	August 22, 2006	June 30, 2010	50.0	5.121%	0.26656%

Total			$100.0

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

On October 20, 2008, the Company discontinued its hedging relationship on the pay fixed 4.927% receive variable interest rate swap. At that time, accumulated other comprehensive loss associated with this swap was $2.0 million before tax. As of December 26, 2009, the unamortized accumulated other comprehensive loss associated with this swap was $0.8 million before tax. This amount is being amortized to interest expense on a straight-line basis through September 30, 2010.

On July 23, 2009, the Company amended its senior credit facilities (see Note 13). Among other things, this amendment extended the maturity and changed the interest rates associated with certain of the senior credit facilities. As a result, the hedging relationships on the 1) pay fixed 5.121% receive variable and 2) pay fixed 4.034% receive variable interest rate swaps were discontinued.

At that time, accumulated other comprehensive loss associated with the pay fixed 5.121% receive variable swap was $2.0 million before tax. As of December 26, 2009, the unamortized accumulated other comprehensive loss associated with this swap was $1.1 million before tax. This amount is being amortized to interest expense on a straight-line basis through June 30, 2010.

Accumulated other comprehensive loss associated with the pay fixed 4.034% receive variable swap was $0.2 million before tax. This swap matured on November 27, 2009.

Total amortization of $1.1 million (net of tax of $0.7 million) is anticipated over the remaining lives of the three interest rate swaps. In connection with these swaps, for the fiscal quarter and nine months ended December 26, 2009, a total gain of $1.1 million and $2.0 million, respectively, was recorded in interest expense, net of changes in fair value of the discontinued hedges.

Changes in accumulated other comprehensive income related to interest rate swaps arise for 1) changes in fair value of effective interest rate swaps and 2) amortization of other comprehensive income associated with ineffective interest rate swaps. The table below reflects on a post-tax basis the effect of these changes (amounts in millions):

	Fiscal Quarter Ended December 26, 2009	Fiscal Quarter Ended December 27, 2008	Nine Months Ended December 26, 2009	Nine Months Ended December 27, 2008
Balance at beginning of period	$1.6	$2.0	$2.6	$3.9
Changes in fair value	—	1.8	(0.4)	(0.1)
Amortization	(0.5)	(0.2)	(1.1)	(0.2)

Balance at end of period	$1.1	$3.6	$1.1	$3.6

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our derivative instruments are valued using modeling techniques that incorporate level 2 observable inputs. Key inputs include interest rate yield curves, foreign exchange rates, spot prices and volatility. The following table presents the fair value measurements of our derivatives and their associated fair value hierarchy level as of December 26, 2009 (in millions):

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$3.0	$—	$3.0	$—

As of December 26, 2009, interest rate swaps are classified within accruals and other current liabilities on the Company’s consolidated balance sheet.

6. Restructuring Costs

The following reflects activity associated with costs related to the Company’s restructuring initiatives (in millions):

	Fiscal Quarter Ended December 26, 2009	Fiscal Quarter Ended December 27, 2008	Nine Months Ended December 26, 2009	Nine Months Ended December 27, 2008
Employee severance and exit costs:
Accrued	$8.3	$5.5	$17.0	$7.0
Expensed as incurred	0.6	0.4	1.7	1.0
Impairment of long-lived assets	—	0.2	—	0.2

Total	$8.9	$6.1	$18.7	$8.2

For the fiscal quarter and nine months ended December 26, 2009, the Company incurred $8.9 million and $18.7 million, respectively, of restructuring costs primarily related to the rationalization of its water and heat meter product lines across Europe, the Middle East, Africa and South America and an early retirement program in Germany.

On September 18, 2008, Sensus GmbH Ludwigshafen, a subsidiary of the Company which is included in the Company’s utility infrastructure and related communication systems reporting segment, reached an understanding with its German works council on the general terms of a restructuring of the Ludwigshafen operations. The restructuring is part of a plan adopted by the Company to improve the competitiveness of its German operations. The restructuring is expected to include the closure of certain production lines at the facility and a reduction of approximately 180 employees. As a result of this reduction of employees, the Company expects to record total charges of approximately 20 million EUR of severance and related payroll costs. The Company currently expects that these restructuring measures will be substantially completed by December 31, 2011. During the current fiscal quarter and nine-month period, the Company accrued $7.9 million and $16.2 million, respectively, for the reduction of approximately 107 employees under this plan. As of December 26, 2009, the Company has cumulatively accrued $21.8 million under this plan. The Company expects to incur additional restructuring costs for this and other programs of approximately $2 million in the remainder of fiscal 2010.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in restructuring accruals are summarized as follows (in millions):

	Fiscal Quarter Ended December 26, 2009	Fiscal Quarter Ended December 27, 2008	Nine Months Ended December 26, 2009	Nine Months Ended December 27, 2008
Balance at beginning of period	$12.0	$5.2	$9.1	$7.6
Accrual of new committed/announced programs	8.3	5.5	17.0	7.0
Cash payments	(0.8)	(0.8)	(7.4)	(4.1)
Foreign currency translation adjustment	(0.4)	0.3	0.4	(0.3)

Balance at end of period	$19.1	$10.2	$19.1	$10.2

Current portion	$17.2	$8.0	$17.2	$8.0
Non-current portion	1.9	2.2	1.9	2.2

Total	$19.1	$10.2	$19.1	$10.2

Restructuring accruals are reflected within current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. As of December 26, 2009, restricted cash of $3.6 million, consisting of $2.5 million classified as other long-term assets and $1.1 million classified as prepayments and other current assets in the accompanying consolidated balance sheet, was earmarked to fund the Company’s early retirement contracts for certain of its German employees.

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

Changes in product warranty reserves are summarized as follows (in millions):

	Fiscal Quarter Ended December 26, 2009	Fiscal Quarter Ended December 27, 2008	Nine Months Ended December 26, 2009	Nine Months Ended December 27, 2008
Balance at beginning of period	$11.0	$10.6	$11.7	$10.7
Warranties provision	1.8	3.4	4.8	8.8
Settlements made	(1.8)	(3.0)	(5.8)	(8.3)
Foreign currency translation adjustment	—	(0.2)	0.3	(0.4)

Balance at end of period	$11.0	$10.8	$11.0	$10.8

Current portion	$9.4	$7.8	$9.4	$7.8
Non-current portion	1.6	3.0	1.6	3.0

Total	$11.0	$10.8	$11.0	$10.8

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Net periodic benefit cost for the German pension plan consists of the following (in millions):

	Fiscal Quarter Ended December 26, 2009	Fiscal Quarter Ended December 27, 2008	Nine Months Ended December 26, 2009	Nine Months Ended December 27, 2008
Service cost	$0.2	$0.1	$0.8	$0.5
Interest cost	0.8	0.6	2.2	2.0
Amortization of prior service cost	—	0.1	—	0.3

Net periodic benefit cost	$1.0	$0.8	$3.0	$2.8

Net periodic pension cost for the U.S. pension plan consists of the following (in millions):

	Fiscal Quarter Ended December 26, 2009	Fiscal Quarter Ended December 27, 2008	Nine Months Ended December 26, 2009	Nine Months Ended December 27, 2008
Service cost	$0.2	$0.3	$0.7	$0.8
Interest cost	0.1	—	0.3	0.2
Expected return on plan assets	(0.1)	—	(0.2)	(0.2)
Amortization of net loss	0.1	—	0.1	—

Net periodic benefit cost	$0.3	$0.3	$0.9	$0.8

The Company expects to continue to make contributions sufficient to fund benefits paid under its U.S. pension plan. The Company contributed approximately $0.5 million in the first nine months of fiscal 2010 to its U.S. plan. Additional contributions for the remainder of the fiscal year will approximate $0.2 million, and further contributions may be made at the Company’s discretion.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Corporate operating expenses, interest expense, amortization of intangible assets and deferred financing costs, and management fees are not allocated to the product lines and are incorporated in the All Other operating segment.

Reporting Segment Products

Reporting Segment	Major Products
Utility Infrastructure and Related Communication Systems (formerly Metering and Related Communication Systems)	Fixed network AMI systems, AMR systems and commercial and residential water, gas, electric and heat meters used by utilities. Fixed network AMI systems include communications technology, hardware and software. AMR systems include handheld and mobile radio-frequency reading systems. All AMI and meter reading system solutions include installation services and ongoing systems support.

All Other	Pipe joining, tapping and repair products that consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used by utilities in pipe joining and pipe repair applications. Die casting products that consist of high quality thin-wall, low porosity aluminum die castings, generally targeting the automotive industry and gas utility markets.

The following tables provide revenue, operating loss and pre-tax loss for each segment (in millions):

	Fiscal Quarter Ended December 26, 2009	Fiscal Quarter Ended December 27, 2008	Nine Months Ended December 26, 2009	Nine Months Ended December 27, 2008
Segment revenue
Utility infrastructure and related communication systems (1)	$109.6	$113.0	$347.7	$410.7
All other	31.2	29.1	92.5	99.2
Eliminations	(0.4)	(1.7)	(1.5)	(8.2)

Total	$140.4	$140.4	$438.7	$501.7

Operating (loss) income
Utility infrastructure and related communication systems (1)	$(22.0)	$(21.5)	$(49.5)	$(15.6)
All other	(0.7)	1.4	(6.5)	4.1

Total	$(22.7)	$(20.1)	$(56.0)	$(11.5)

Loss before income taxes
Utility infrastructure and related communication systems (1)	$(22.4)	$(23.2)	$(49.3)	$(17.5)
All other	(11.3)	(7.9)	(37.1)	(24.4)

Total	$(33.7)	$(31.1)	$(86.4)	$(41.9)

(1)	Utility infrastructure and related communication systems segment revenue for the fiscal quarter and nine months ended December 26, 2009 excludes $53.4 million and $157.3 million, respectively, of customer billings primarily related to the deployment under long-term AMI electric and gas contracts that the Company is required to defer. In the fiscal quarter and nine months ended December 27, 2008, $37.1 million and $88.2 million, respectively, of customer billings were excluded. Additionally, utility infrastructure and related communication systems operating (loss) income and loss before income taxes for the fiscal quarter and nine months ended December 26, 2009 exclude $22.7 million and $66.7 million, respectively, of customer billings less incremental direct costs incurred primarily related to these long-term AMI electric and gas contracts that the Company is required to defer (see Note 1). In the fiscal quarter and nine months ended December 27, 2008, $17.8 million and $38.9 million of customer billings less incremental direct costs incurred were excluded.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Geographic Regions. Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales to Third Parties		Long-Lived Assets
	Nine Months Ended December 26, 2009	Nine Months Ended December 27, 2008	December 26, 2009	March 31, 2009

North America	$261.8	$308.1	$73.1	$68.9
Europe, Middle East, Africa	136.0	164.0	41.6	40.5
South America	11.3	8.2	1.8	1.6
Asia	29.6	21.4	21.2	20.5

Total	$438.7	$501.7	$137.7	$131.5

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. Long-lived assets consists of property, plant and equipment, net.

North America geographic net sales to third parties for the nine months ended December 26, 2009 and December 27, 2008 excludes $157.3 million and $88.2 million, respectively, of customer billings primarily from long-term AMI electric and gas contracts that the Company is required to defer (see Note 1).

10. Comprehensive Loss

Comprehensive loss consists of the following (in millions):

	Fiscal Quarter Ended December 26, 2009	Fiscal Quarter Ended December 27, 2008	Nine Months Ended December 26, 2009	Nine Months Ended December 27, 2008

Consolidated net loss	$(24.2)	$(22.3)	$(57.1)	$(29.4)
Other comprehensive income (loss):
Foreign currency translation adjustment	0.4	(2.9)	2.3	(4.9)
Net gain (loss) on interest rate swaps, net of tax (see Note 5)	0.5	(1.0)	1.5	0.9

Consolidated comprehensive loss	(23.3)	(26.2)	(53.3)	$(33.4)

Comprehensive income attributable to the noncontrolling interest	(0.4)	(0.7)	(2.0)	(1.8)

Comprehensive loss attributable to controlling interest	$(23.7)	$(26.9)	$(55.3)	$(35.2)

11. Income Taxes

The income tax benefit for the current fiscal quarter and nine months ended December 26, 2009 reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate. Included in the estimated tax benefit for the first nine months of fiscal 2010 are items that increase long-term deferred tax assets.

The Company had $3.7 million of unrecognized tax benefits as of December 26, 2009, including interest and penalties, $3.1 million of which is reflected in other long-term liabilities on the accompanying consolidated balance sheet. The total amount of net unrecognized tax benefits that, if recognized in a future period, would affect the effective rate was $3.7 million as of December 26, 2009.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 26, 2009 and March 31, 2009, the Company accrued $0.9 million and $0.7 million, respectively, in other long-term liabilities for interest and penalties.

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

On March 13, 2009, the Company was sued in a patent infringement lawsuit filed in the U.S. District Court for the Eastern District of Texas by EON Corp. IP Holdings, LLC (“EON”). This lawsuit alleges the infringement of two patents allegedly owned by EON (the “EON Patents”). The lawsuit alleges that the Company infringes the EON Patents by “making, using, offering for sale, and/or selling two-way communication networks and/or data systems that fall within the scope of at least one claim of each of the EON Patents.” The lawsuit seeks unspecified damages, an injunction against further infringement, interest costs and attorneys’ fees.

On September 9, 2009, the Company was notified of an arbitration commenced against the Company in Pittsburgh under the rules of the American Arbitration Association. The claim is by Power Sales and Service (“Power Sales”), a terminated distributor. Power Sales claims commissions allegedly due under its contract with the Company before it was terminated.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On November 24, 2009, the Company was sued in a patent infringement lawsuit filed in the U.S. District Court for the Eastern District of Texas by SIPCO, LLC (“SIPCO”). The lawsuit generally alleges that the Company’s FlexNet system and/or components thereof infringe(s) three patents allegedly owned by SIPCO. The lawsuit seeks unspecified damages, an injunction, litigation costs and attorneys’ fees.

The Company entered into contracts that contain product warranties that could require performance under certain conditions. The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At December 26, 2009, the Company had $11.5 million of letters of credit outstanding that have not been drawn upon with expiration dates ranging from one month to 12 months.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Debt

The Company’s total indebtedness outstanding consists of senior subordinated notes, term loans under its senior credit facilities and short-term borrowings as depicted in the schedule below (in millions):

	December 26, 2009	March 31, 2009

Current portion of U.S. term loan facility	$29.5	$38.5
Short-term borrowings—Rongtai	4.5	4.9

Total current portion of long-term debt	34.0	43.4

U.S. term loan facility	164.1	120.5
Senior subordinated notes	275.0	275.0

Total long-term debt	439.1	395.5

Total debt	$473.1	$438.9

The Company entered into the senior credit facilities with a syndicate of financial institutions and institutional lenders on December 17, 2003. The senior credit facilities provide the Company with term loans, revolving loans and a letter of credit facility. The senior credit facilities were amended on July 23, 2009. The amendment extended the maturity of certain of the term loans by providing approximately $131.2 million of new term loans with a maturity date of June 3, 2013, the aggregate amount of which was deemed to convert a like amount of outstanding principal of previously existing term loans that had a maturity date of December 17, 2010. Approximately $27.8 million of term loans under the senior credit facility was not extended in connection with the amendment. The amendment also provided an additional $35.0 million in new term loans, extended the maturity date of the $70.0 million in revolving loan capacity from December 17, 2009 to December 17, 2012, increased the U.S. letter of credit availability from $20.0 million to $50.0 million and modified certain financial covenants to improve financial flexibility.

The amendment provides for a LIBOR floor of 2.5% and an Alternate Base Rate floor of 3.5% applicable to certain term loans and revolving loans. Term loans under the senior credit facilities bear interest, at our option, at Adjusted LIBOR, as defined in the credit agreement, plus a 4.5% margin, or the Alternate Base Rate, as defined in the credit agreement, plus 3.5%. Revolving loans under the senior credit facilities bear interest, at our option, at Adjusted LIBOR plus a 3.5% margin, or the Alternate Base Rate plus 2.5%, exclusive in each case of a 1% facility fee. The maturity date of approximately $27.8 million in term loans was not extended by the amendment. The interest rate for those loans will remain, at our option, LIBOR plus an applicable margin of 2% or the Alternate Base Rate plus 1%.

The Company accounted for the amendment of its senior credit facilities related to its term loans as an extinguishment of debt. Accordingly, the following transactions were reflected:

•	net proceeds of $29.5 million ($35.0 million in new debt less $4.9 million in creditor fees and $0.6 million in third-party costs);

•	derecognized the old debt of $131.2 million;

•	derecognized debt issuance costs associated with the old debt of $0.7 million;

•	recorded the new debt at fair value of $166.2 million, which equaled its face value;

•	recorded third-party costs associated with the new debt of $0.6 million to be deferred and amortized over the term of the new debt; and

•	recognized a loss on extinguishment of debt of $5.6 million ($4.9 million in creditor fees and $0.7 million for write-offs of debt issuance costs associated with the old debt).

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The terms of the $70 million revolving line-of-credit were also changed as a result of the senior credit facility amendment. The revolving line-of-credit remained at $70 million. Certain lenders chose not to extend and were replaced with additional lenders, while certain lenders chose to extend. For those lenders that did not extend, old debt issuance costs were derecognized. For those lenders that were added, fees paid to the creditor and third-party costs are deferred and amortized. For those that extended, U.S. GAAP provides guidance on the accounting for changes in a revolving line-of credit, and the Company determined that the unamortized old deferred costs, creditor fees and third-party costs associated with the modification should be deferred and amortized. Accordingly, the following transactions were reflected:

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

14. Stock-Based Compensation

Sensus 1 maintains a Restricted Share Plan (the “Plan”) that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer, repurchase rights and other limitations as set forth in the related management subscription and shareholders’ agreement. As of December 26, 2009, there were 2,000,000 restricted shares of Sensus 1 authorized and 989,000 shares issued and outstanding under the Plan. The outstanding restricted shares were purchased for $0.01 of cash consideration. No awards were granted under the Plan in the fiscal quarters and nine months ended December 26, 2009 and December 27, 2008.

The Company accounts for compensation cost related to share-based payment transactions based on estimated fair values. The Company performed a fair value analysis of its restricted shares as of the grant date and determined that no compensation expense was required to be recorded. For each reporting period, the Company performs an evaluation of its contingent repurchase rights on an individual employee-by-employee basis. If the Company’s contingent repurchase features become probable, the Company will assess whether liability classification is appropriate. No compensation expense related to the Plan was recognized for the fiscal quarters and nine months ended December 26, 2009 and December 27, 2008, respectively, related to the restricted shares.

On July 19, 2007, the Company’s board of directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”). The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 2,000,000 shares of Sensus 1 Class B common stock are available for issuance upon exercise of options granted pursuant to the Option Plan. The options awarded under the Option Plan have a contractual term of 10 years, and are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant, and vesting may accelerate upon the occurrence of certain stated liquidity events. During the fiscal quarter and nine months ended December 26, 2009, 24,000 and 72,000 stock options were granted, respectively, and 28,000 and 36,000, respectively, were forfeited under the Option Plan. As of December 26, 2009, 112,000 stock options outstanding under the Option Plan were vested.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table summarizes each of these variables for grants of stock options during the fiscal quarters and nine months ended December 26, 2009 and December 27, 2008:

	Fiscal Quarter Ended December 26, 2009	Fiscal Quarter Ended December 27, 2008	Nine Months Ended December 26, 2009	Nine Months Ended December 27, 2008

Expected volatility	48.4%	42.0%	48.4%	37.7 - 42.0%
Expected term (in years)	5	5	5	5
Risk-free rate	2.4%	1.5%	2.4%	1.5 - 2.6%
Expected dividends	—	—	—	—

A summary of option activity during the nine months ended December 26, 2009 is presented in the table below:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term in years

Outstanding at March 31, 2009	942	$5.79	9.21
Granted	72	6.00	—
Exercised	—	—	—
Forfeited	36	—	—

Outstanding at December 26, 2009	978	$5.81	8.32

Exercisable at December 26, 2009	112	$5.50	7.59

The compensation committee of the Company’s board of directors (the “Compensation Committee”) selects the exercise price. For grants during the fiscal quarter and nine months ended December 26, 2009, the exercise price was $6.00. For grants during the fiscal quarter and nine months ended December 27, 2008, the exercise price was $5.50. Stock compensation expense recognized in the fiscal quarters and nine months ended December 26, 2009 and December 27, 2008 was immaterial. Unrecognized stock compensation expense as of December 26, 2009 is $0.3 million, which is expected to be recognized over a weighted-average period of approximately four years.

Sensus 1 common shares awarded under the Restricted Share Plan and the Option Plan are generally subject to restrictions on transfer, repurchase rights and other limitations as set forth in the related management subscription and shareholders’ agreement.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Guarantor Subsidiaries

The following tables present the condensed consolidating balance sheets at December 26, 2009 (unaudited) and March 31, 2009 and unaudited statements of operations and cash flows for the fiscal quarters and nine months ended December 26, 2009 and December 27, 2008, as applicable, for a) Sensus 2 (referred to as Parent), b) Sensus USA Inc. (“Sensus USA”), the issuer of the Notes (referred to as Issuer), c) on a combined basis, the subsidiaries of Sensus 2 that are guaranteeing the Notes (referred to as Guarantor Subsidiaries) and d) on a combined basis, the subsidiaries of Sensus 2 that are not guaranteeing the Notes (referred to as Non-Guarantor Subsidiaries). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because Sensus USA and the Guarantor Subsidiaries are 100% owned by Sensus 2, the guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets (unaudited)

December 26, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$7.6	$0.5	$23.9	$—	$32.0
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	43.3	12.3	41.9	—	97.5
(To) from affiliates	(1.1)	48.7	(2.2)	(45.4)	—	—
Other	—	—	1.3	0.2	—	1.5
Inventories, net	—	30.2	11.7	31.9	—	73.8
Prepayments and other current assets	—	3.6	5.1	9.2	—	17.9
Deferred income taxes	—	5.4	1.8	—	—	7.2
Deferred costs	—	21.1	—	—	—	21.1

Total current assets	(1.1)	159.9	30.5	61.7	—	251.0

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	49.6	23.5	64.6	—	137.7
Intangible assets, net	—	151.0	7.8	33.4	—	192.2
Goodwill	—	368.0	40.6	27.5	—	436.1
Investment in subsidiaries	580.1	224.0	—	—	(804.1)	—
Deferred income taxes	—	0.4	64.2	—	—	64.6
Deferred costs	—	168.8	—	—	—	168.8
Other long-term assets	0.4	21.9	—	1.9	—	24.2

Total assets	$579.4	$1,576.8	$166.6	$218.2	$(1,266.4)	$1,274.6

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$56.1	$5.2	$23.4	$—	$84.7
Accruals and other current liabilities	—	54.6	3.9	41.5	—	100.0
Current portion of long-term debt	—	29.5	—	—	—	29.5
Short-term borrowings	—	—	—	4.5	—	4.5
Income taxes payable	—	7.4	(8.2)	0.8	—	—
Restructuring accruals	—	0.3	—	16.9	—	17.2
Deferred revenue	—	37.1	—	0.3	—	37.4

Total current liabilities	—	185.0	0.9	87.4	—	273.3

Notes payable to affiliates	462.3	51.0	(56.0)	5.0	(462.3)	—
Long-term debt, less current portion	—	439.1	—	—	—	439.1
Pensions	—	1.4	1.4	46.5	—	49.3
Deferred income taxes	—	59.9	(6.3)	23.0	—	76.6
Deferred revenue	—	289.9	—	—	—	289.9
Other long-term liabilities	—	15.6	5.1	3.6	—	24.3

Total liabilities	462.3	1,041.9	(54.9)	165.5	(462.3)	1,152.5

Stockholders’ equity	117.1	534.9	221.5	52.7	(804.1)	122.1

Total liabilities and stockholders’ equity	$579.4	$1,576.8	$166.6	$218.2	$(1,266.4)	$1,274.6

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended December 26, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$—	$59.0	$24.2	$61.0	$(3.8)	$140.4
Cost of sales	—	52.1	19.3	44.5	(3.8)	112.1

Gross profit	—	6.9	4.9	16.5	—	28.3

Selling, general and administrative expenses	—	19.8	2.4	15.8	—	38.0
Restructuring costs	—	0.3	—	8.6	—	8.9
Amortization of intangible assets	—	2.6	0.1	0.4	—	3.1
Acquisition-related costs	—	0.3	—	—	—	0.3
Other operating expense (income), net	—	0.9	—	(0.2)	—	0.7

Operating (loss) income	—	(17.0)	2.4	(8.1)	—	(22.7)

Non-operating (expense) income:
Interest (expense) income, net	—	(10.2)	0.1	(0.9)	—	(11.0)
Equity in (loss) earnings of subsidiaries	(24.6)	12.3	—	—	12.3	—
Other (expense) income, net	—	(0.1)	—	0.1	—	—

(Loss) income before income taxes	(24.6)	(15.0)	2.5	(8.9)	12.3	(33.7)

(Benefit) provision for income taxes	—	—	(10.2)	0.7	—	(9.5)

Consolidated net (loss) income	(24.6)	(15.0)	12.7	(9.6)	12.3	(24.2)

Less: Net income attributable to the noncontrolling interest	—	—	—	(0.4)	—	(0.4)

Net (loss) income attributable to controlling interest	$(24.6)	$(15.0)	$12.7	$(10.0)	$12.3	$(24.6)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Operations (unaudited)

Nine Months Ended December 26, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$—	$189.3	$73.3	$188.3	$(12.2)	$438.7
Cost of sales	—	164.2	58.5	137.3	(12.2)	347.8

Gross profit	—	25.1	14.8	51.0	—	90.9

Selling, general and administrative expenses	—	59.1	6.7	44.1	—	109.9
Restructuring costs	—	0.7	—	18.0	—	18.7
Amortization of intangible assets	—	7.5	0.2	1.2	—	8.9
Loss on debt extinguishment	—	5.9	—	—	—	5.9
Acquisition-related costs	—	1.0	—	—	—	1.0
Other operating expense (income), net	—	2.7	—	(0.2)	—	2.5

Operating (loss) income	—	(51.8)	7.9	(12.1)	—	(56.0)

Non-operating (expense) income:
Interest (expense) income, net	—	(29.5)	0.3	(2.5)	—	(31.7)
Equity in (loss) earnings of subsidiaries	(59.1)	39.7	—	—	19.4	—
Other (expense) income, net	—	(0.1)	—	1.4	—	1.3

(Loss) income before income taxes	(59.1)	(41.7)	8.2	(13.2)	19.4	(86.4)

Provision (benefit) for income taxes	—	1.1	(32.3)	1.9	—	(29.3)

Consolidated net (loss) income	(59.1)	(42.8)	40.5	(15.1)	19.4	(57.1)

Less: Net income attributable to the noncontrolling interest	—	—	—	(2.0)	—	(2.0)

Net (loss) income attributable to controlling interest	$(59.1)	$(42.8)	$40.5	$(17.1)	$19.4	$(59.1)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended December 27, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$—	$63.4	$24.8	$58.5	$(6.3)	$140.4
Cost of sales	—	60.4	21.3	43.8	(6.3)	119.2

Gross profit	—	3.0	3.5	14.7	—	21.2

Selling, general and administrative expenses	—	18.0	(1.0)	13.9	—	30.9
Restructuring costs	—	—	0.1	6.0	—	6.1
Amortization of intangible assets	—	2.3	0.7	0.4	—	3.4
Other operating expense, net	—	0.9	—	—	—	0.9

Operating (loss) income	—	(18.2)	3.7	(5.6)	—	(20.1)

Non-operating (expense) income:
Interest (expense) income, net	—	(9.8)	0.1	(0.8)	—	(10.5)
Equity in (loss) earnings of subsidiaries	(23.0)	13.2	—	—	9.8	—
Other income (expense), net	—	0.1	0.1	(0.7)	—	(0.5)

(Loss) income before income taxes	(23.0)	(14.7)	3.9	(7.1)	9.8	(31.1)

Provision (benefit) for income taxes	—	0.3	(9.6)	0.5	—	(8.8)

Consolidated net (loss) income	(23.0)	(15.0)	13.5	(7.6)	9.8	(22.3)

Less: Net income attributable to the noncontrolling interest	—	—	—	(0.7)	—	(0.7)

Net (loss) income attributable to controlling interest	$(23.0)	$(15.0)	$13.5	$(8.3)	$9.8	$(23.0)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Operations (unaudited)

Nine Months Ended December 27, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$—	$230.4	$85.8	$207.2	$(21.7)	$501.7
Cost of sales	—	188.5	72.9	153.8	(21.7)	393.5

Gross profit	—	41.9	12.9	53.4	—	108.2

Selling, general and administrative expenses	—	55.1	(2.8)	46.4	—	98.7
Restructuring costs	—	0.1	0.2	7.9	—	8.2
Amortization of intangible assets	—	7.0	2.3	1.3	—	10.6
Other operating expense, net	—	2.2	—	—	—	2.2

Operating (loss) income	—	(22.5)	13.2	(2.2)	—	(11.5)

Non-operating (expense) income:
Interest (expense) income, net	(0.1)	(28.1)	0.4	(2.5)	—	(30.3)
Equity in (loss) earnings of subsidiaries	(31.1)	28.9	—	—	2.2	—
Other income (expense), net	—	0.3	0.1	(0.5)	—	(0.1)

(Loss) income before income taxes	(31.2)	(21.4)	13.7	(5.2)	2.2	(41.9)

Provision (benefit) for income taxes	—	2.2	(16.2)	1.5	—	(12.5)

Consolidated net (loss) income	(31.2)	(23.6)	29.9	(6.7)	2.2	(29.4)

Less: Net income attributable to the noncontrolling interest	—	—	—	(1.8)	—	(1.8)

Net (loss) income attributable to controlling interest	$(31.2)	$(23.6)	$29.9	$(8.5)	$2.2	$(31.2)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Nine Months Ended December 26, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Operating activities
Consolidated net (loss) income	$(59.1)	$(42.8)	$40.5	$(15.1)	$19.4	$(57.1)
Non-cash adjustments	—	27.4	(22.8)	8.8	—	13.4
Undistributed equity in loss (earnings) of subsidiaries	59.1	(39.7)	—	—	(19.4)	—
Changes in operating assets and liabilities	—	69.5	(15.1)	18.4	—	72.8

Net cash provided by operating activities	—	14.4	2.6	12.1	—	29.1

Investing activities
Expenditures for property, plant and equipment, intangibles and software development costs	—	(26.2)	(2.1)	(6.6)	—	(34.9)
Acquisitions	—	(20.5)	—	—	—	(20.5)

Net cash used in investing activities	—	(46.7)	(2.1)	(6.6)	—	(55.4)

Financing activities
Decrease in short-tem borrowings	—	—	—	(0.4)	—	(0.4)
Proceeds from debt issuance	—	35.0	—	—	—	35.0
Debt issuance costs	—	(8.8)	—	—	—	(8.8)
Purchase of Rongtai noncontrolling interest	—	—	—	(6.0)	—	(6.0)
Principal payments on debt	—	(0.4)	—	—	—	(0.4)

Net cash provided by (used in) financing activities	—	25.8	—	(6.4)	—	19.4

Effect of exchange rate changes on cash	—	—	—	1.0	—	1.0

(Decrease) increase in cash and cash equivalents	—	(6.5)	0.5	0.1	—	(5.9)
Cash and cash equivalents at beginning of year	$—	$14.1	$—	$23.8	$—	$37.9

Cash and cash equivalents at end of period	$—	$7.6	$0.5	$23.9	$—	$32.0

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Nine Months Ended December 27, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Operating activities
Consolidated net (loss) income	$(31.2)	$(23.6)	$29.9	$(6.7)	$2.2	$(29.4)
Non-cash adjustments	—	21.5	6.8	9.5	—	37.8
Undistributed equity in loss (earnings) of subsidiaries	31.1	(28.9)	—	—	(2.2)	—
Changes in operating assets and liabilities	0.1	36.6	(36.0)	12.9	—	13.6

Net cash provided by operating activities	—	5.6	0.7	15.7	—	22.0

Investing activities
Expenditures for property, plant and equipment, intangibles and software development costs	—	(14.8)	(1.1)	(7.6)	—	(23.5)
Acquisition	—	(4.6)	—	—	—	(4.6)
Proceeds from sale of assets	—	—	—	0.2	—	0.2

Net cash used in investing activities	—	(19.4)	(1.1)	(7.4)	—	(27.9)

Financing activities
Increase in short-term borrowings	—	10.2	—	(0.9)	—	9.3
Principal payments on debt	—	—	—	(11.7)	—	(11.7)

Net cash provided by (used in) financing activities	—	10.2	—	(12.6)	—	(2.4)

Effect of exchange rate changes on cash	—	—	—	(1.7)	—	(1.7)

Decrease in cash and cash equivalents	—	(3.6)	(0.4)	(6.0)	—	(10.0)
Cash and cash equivalents at beginning of year	$—	$10.2	$0.8	$26.6	$—	$37.6

Cash and cash equivalents at end of period	$—	$6.6	$0.4	$20.6	$—	$27.6

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Subsequent Events

We have evaluated subsequent events through the date of financial statement issuance. On January 11, 2010, the Company sold its Orlando, Florida water meter manufacturing facility for $4.3 million. These assets include land and facilities but not the manufacturing equipment, and are included in the Company’s utility infrastructure and related communication systems reporting segment. Through December 2009, the Company continued to relocate all the manufacturing equipment and processes in the Orlando facility to existing Company facilities in North America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to us are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, sales, cash flow and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters, other than those of historical fact, are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may turn out to be incorrect. Our actual results could be materially different from our expectations because of various risks. These risks include our susceptibility to macroeconomic downturns in the United States and abroad, conditions in the residential, commercial and industrial construction markets and in the automotive industry, our dependence on new product development and intellectual property, and our dependence on independent distributors and third-party contract manufacturers, automotive vehicle production levels and schedules, our substantial financial leverage, debt service and other cash requirements, liquidity constraints and risks related to future growth and expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation, our ability to integrate acquired companies, general economic and business conditions, competition, adverse changes in the regulatory or legislative environment in which we operate, customer cancellations and other factors beyond our control.

We operate on a 13-week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. References herein to a fiscal quarter refer to the three-month period ended as of that date. The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements for the fiscal quarter and nine months ended December 26, 2009 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2009 and related notes thereto included in our Annual Report on Form 10-K filed with the SEC.

Unless the context otherwise indicates or requires, the use in this Quarterly Report on Form 10-Q of the terms “we,” “us,” “our” or the “Company” refers to Sensus (Bermuda 2) Ltd. and its consolidated subsidiaries, and in a historical context, includes the operations of Invensys Metering Systems. Unless we indicate otherwise, we have rounded dollar amounts to the nearest hundred thousand dollars.

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

Acquisitions

Rongtai. On July 27, 2005, the Company formed a joint venture, PDC Rongtai, in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. On September 29, 2009, the Company completed the acquisition of the 40% noncontrolling interest held by Yangzhou Runlin Investment Co., Ltd. As a result of the acquisition and in accordance with the terms of the equity transfer agreement, PDC Rongtai became wholly owned by a subsidiary of the Company and was subsequently renamed Sensus Precision Die Casting (Yangzhou) Co., Ltd. The terms of the agreement provide for the payment of total consideration with an estimated fair value of $17.9 million. In conjunction with the equity transfer agreement, the Company entered into a real estate transfer contract with Yangzhou to sell certain buildings, ancillary equipment and land-use rights to Yangzhou for approximately $2.0 million. See Note 2 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report.

Telemetric. On June 30, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of Telemetric for approximately $6.8 million in cash at closing and $1.0 million payable within approximately one year of the closing date of the related asset purchase agreement, of which $0.3 million was paid to Telemetric in the current fiscal quarter. Additional cash consideration may become payable based on the performance of the acquired business through June 2013. Acquisition-date fair value for this contingent consideration is estimated at $3.9 million. Payments on an undiscounted basis are projected to be $5.8 million and are subject to a $12 million cap. The Company financed the transaction primarily with cash on hand and borrowings under its senior credit facilities. Telemetric provides utilities with distribution automation systems that use commercial cellular networks and PowerVistaTM, a web-based software application. This acquisition is expected to provide the Company with a significant and established presence in the distribution automation portion of the utility landscape and augment the Company’s AMI and Smart Grid solutions. See Note 2 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report.

AMDS. On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $62.6 million consisting of $49.8 million in cash and 15,000 vested preference shares issued by our parent, Sensus 1. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Sensus 1, cash on hand and utilization of the Company’s revolving credit facility. As discussed below, the vested preference shares were subject to mandatory redemption by Sensus 1 for $15 million at the option of the holder once certain future financial performance targets were achieved.

During fiscal 2008 and 2009, the performance thresholds were achieved related to the vested preference shares. Accordingly, 15,000 vested preference shares were released from restrictions, and in fiscal 2009, AMDS opted to have the 15,000 unrestricted shares redeemed for $15 million in cash. As required by the AMDS purchase agreement, the $15 million was funded by Sensus 1 during fiscal 2009, and thus the Company’s cash position was not impacted.

The Company is also required to make additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $21.9 million for the nine months ended December 26, 2009 and $32.7 million cumulatively, net of $5.5 million previously paid ($0.9 million in fiscal 2008 and $4.6 million in fiscal 2009) and $13.4 million paid in the second fiscal quarter in accordance with the purchase agreement. In the accompanying consolidated balance sheet as of December 26, 2009, $22.1 million is classified as accruals and other current liabilities and $10.6 million is classified as other long-term liabilities. These gross accrued amounts reflect additional purchase price and are recorded as goodwill.

In addition, on the date of acquisition, Sensus 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15 million if the specified performance thresholds are achieved over the relevant period. During the second fiscal quarter, the performance thresholds were achieved related to the unvested preference shares, and all of these preference shares became vested. Accordingly, 15,000 vested preference shares were released from restrictions, and in the second fiscal quarter AMDS opted to have the 15,000 unrestricted shares redeemed for cash. As required by the AMDS purchase agreement, the $15 million was funded by Sensus 1 in the current fiscal quarter, and thus the Company’s cash position was not impacted.

Recent Event

On January 11, 2010, the Company sold its Orlando, Florida water meter manufacturing facility for $4.3 million. See Note 16 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report.

Other Information about Our Business

The following table presents, as of the dates indicated, additional information about our operations and business:

	Fiscal Quarter Ended

	December 26, 2009	September 30, 2009	June 27, 2009	March 31, 2009	December 27, 2008	September 30, 2008
Total net sales (in millions)	$140.4	$153.3	$145.0	$169.0	$140.4	$176.2
Employees	3,642	3,707	3,671	3,838	3,710	3,904

Backlog

The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders. Total backlog at December 26, 2009 was $133.2 million, the highest reported backlog for the Company, compared with $123.9 million at December 27, 2008. Total backlog at December 26, 2009 included $2.3 million of favorable currency effects. Eliminating the currency impact, total backlog at December 26, 2009 would have been $130.9 million, still a record level for the Company, representing an increase of $7.0 million, or 6%, compared with the end of the prior corresponding fiscal quarter. In addition, at December 26, 2009, the Company cumulatively had approximately 8.9 million AMI electric and gas endpoints under long-term contracts, of which approximately 4.5 million endpoints had been shipped. The potential aggregate future revenue of unshipped endpoints and services under these contracts was approximately $448 million at December 26, 2009, of which approximately $64 million is included in backlog. No assurance can be made that firm purchase orders will be placed under these contracts.

For Results of Operations and Liquidity and Capital Resources, all dollar amounts and variances in the narrative discussions are rounded to millions; however, percentages are calculated based on dollar amounts depicted in the tables.

Results of Operations

The following table provides summary results of operations of the Company for the periods presented:

(dollars in millions)	Fiscal Quarter Ended December 26, 2009%		Fiscal Quarter Ended December 27, 2008%		Nine Months Ended December 26, 2009%		Nine Months Ended December 27, 2008%

Net sales	$140.4	100%	$140.4	100%	$438.7	100%	$501.7	100%
Gross profit	28.3	20%	21.2	15%	90.9	21%	108.2	22%
Selling, general and administrative expenses	38.0	27%	30.9	22%	109.9	25%	98.7	20%
Restructuring costs	8.9	6%	6.1	4%	18.7	4%	8.2	2%
Amortization of intangible assets	3.1	2%	3.4	2%	8.9	2%	10.6	2%
Loss on debt extinguishment	—	—	—	—	5.9	2%	—	—
Acquisition-related costs	0.3	—	—	—	1.0	—	—	—
Other operating expense, net	0.7	1%	0.9	1%	2.5	1%	2.2	—

Operating loss	(22.7)	(16)%	(20.1)	(14)%	(56.0)	(13)%	(11.5)	(2)%
Interest expense, net	(11.0)	(8)%	(10.5)	(8)%	(31.7)	(7)%	(30.3)	(5)%
Other (expense) income, net	—	—	(0.5)	—	1.3	—	(0.1)	—

Loss before income taxes	(33.7)	(24)%	(31.1)	(22)%	(86.4)	(20)%	(41.9)	(8)%
Benefit for income taxes	(9.5)	(7)%	(8.8)	(6)%	(29.3)	(7)%	(12.5)	(2)%

Consolidated net loss	(24.2)	(17)%	(22.3)	(16)%	(57.1)	(13)%	(29.4)	(6)%
Less: net income attributable to the noncontrolling interest	(0.4)	—	(0.7)	—	(2.0)	—	(1.8)	—

Net loss attributable to controlling interest	$(24.6)	(17)%	$(23.0)	(16)%	$(59.1)	(13)%	$(31.2)	(6)%

Fiscal Quarter and Nine Months Ended December 26, 2009 Compared with Fiscal Quarter and Nine Months Ended December 27, 2008

Net Sales.

(dollars in millions)	Fiscal Quarter Ended December 26, 2009	Fiscal Quarter Ended December 27, 2008	Dollar Change	Percent Change	Nine Months Ended December 26, 2009	Nine Months Ended December 27, 2008	Dollar Change	Percent Change

Net sales	$140.4	$140.4	$—	—	$438.7	$501.7	$(63.0)	(13)%

Net sales for the fiscal quarters ended December 26, 2009 and December 27, 2008 were consistent or decreased slightly excluding favorable foreign currency effects in the current period. For the nine months ended December 26, 2009, net sales were lower than the prior corresponding period due to the dynamics of operating in a contracting global macroeconomic climate that was characterized by significant reductions in building and infrastructure investments primarily impacting demand for North American water and gas products. Net sales outside North America for the nine months ended December 26, 2009 were impacted by market conditions and foreign currency effects compared to the prior corresponding nine months.

Our net sales exclude certain amounts billed primarily to AMI electric and gas utility customers, which we are required to defer. For the fiscal quarter and nine months ended December 26, 2009, the billings that we were required to defer were $53 million and $157 million, respectively, and $37 million and $88 million for the prior corresponding periods. See Note 1 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report. The growth of these deferred billings is the result of an increase in shipments of approximately 370,000 and 1,110,000 AMI electric and gas endpoints under long-term contracts in the current fiscal quarter and nine-month period, respectively, compared to the prior corresponding periods.

Our top ten customers accounted for approximately 26% of net sales for the nine months ended December 26, 2009, and no individual customer accounted for more than 10% of net sales.

Gross Profit.

(dollars in millions)	Fiscal Quarter Ended December 26, 2009	Fiscal Quarter Ended December 27, 2008	Dollar Change	Percent Change	Nine Months Ended December 26, 2009	Nine Months Ended December 27, 2008	Dollar Change	Percent Change

Gross profit	$28.3	$21.2	$7.1	33%	$90.9	$108.2	$(17.3)	(16)%
Gross profit as a percent of net sales	20%	15%	—	33%	21%	22%	—	(5)%

Gross profit in dollars and as a percentage of net sales for the fiscal quarter ended December 26, 2009 was higher than the prior corresponding period due to an improved cost base in the current fiscal quarter and, in the prior period, software amortization expense from shortened economic lives and a charge for migrating to an outsourced operating model for our AMI business. Gross profit in dollars and as a percentage of net sales for the nine months ended December 26, 2009 was lower than the prior corresponding period primarily due to the increased support costs for our growing AMI business that are expensed as incurred and the delayed recognition of revenue over the life of our long-term electric and gas contracts described above.

Gross profit excludes billings to customers less incremental direct costs incurred primarily related to the deployment under long-term AMI electric and gas contracts that have been deferred. These amounts were $23 million and $67 million for the fiscal quarter and nine months ended December 26, 2009, respectively, and $18 million and $39 million for the prior corresponding periods. See Note 1 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report. This deferral has no effect on the Company’s cash flow, as billings to customers occur when the network infrastructure and related endpoints are deployed and the associated costs are incurred.

Selling, General and Administrative (“SG&A”) Expenses.

(dollars in millions)	Fiscal Quarter Ended December 26, 2009	Fiscal Quarter Ended December 27, 2008	Dollar Change	Percent Change	Nine Months Ended December 26, 2009	Nine Months Ended December 27, 2008	Dollar Change	Percent Change

SG&A expenses	$38.0	$30.9	$7.1	23%	$109.9	$98.7	$11.2	11%
SG&A expenses as a percent of net sales	27%	22%	—	23%	25%	20%	—	25%

SG&A expenses for the fiscal quarter and nine months ended December 26, 2009 were higher than the prior corresponding periods as the Company’s cost structure reflects increased spending for research and development to support new product offerings along with infrastructure costs to continue growing our AMI business.

Restructuring Costs. Restructuring costs for the fiscal quarter and nine months ended December 26, 2009 were $9 million and $19 million, respectively, and $6 million and $8 million for the prior corresponding periods. These higher costs were primarily due to the restructuring activities associated with our manufacturing operations in Germany.

Amortization of Intangible Assets. Amortization expense relates primarily to the intangible assets consisting of non-competition agreements, customer relationships and other intangible assets recorded at the time of the acquisition of Invensys Metering Systems and the intangible assets consisting of developed technology recorded as a result of the AMDS and Telemetric acquisitions. Amortization of intangible assets was $3 million for the current fiscal quarter and the prior corresponding fiscal quarter and decreased to $9 million for the current nine-month period from $11 million for the prior corresponding nine-month period due primarily to one of our direct customer relationship assets having been fully amortized in fiscal 2009.

Loss on Debt Extinguishment. In the nine months ended December 26, 2009, the Company recorded a loss of $6 million on debt extinguishment related to the amendment of our senior credit facilities. See Note 13 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report.

Acquisition-Related Costs. Acquisition-related costs were less than $1 million in the current fiscal quarter and were $1 million in the nine months ended December 26, 2009. These costs are due to the Telemetric acquisition, the purchase of the PDC Rongtai noncontrolling interest and an unconsummated acquisition.

Other Operating Expense, Net. Other operating expense, net of $1 million and $3 million for the fiscal quarter and nine months ended December 26, 2009 primarily consisted of recurring management fees for The Jordan Company, L.P.

Interest Expense, Net. Interest expense, net increased by less than $1 million for the current fiscal quarter and by $2 million for the nine months ended December 26, 2009, respectively, as compared to the prior corresponding periods and reflects the increase in interest rates related to the amendment to our senior credit facilities in July 2009 and the treatment of ineffective interest rate swaps.

Other (Expense) Income, Net. Other expense, net was zero for the fiscal quarter ended December 26, 2009 and other income, net was $1 million for the nine months ended December 26, 2009. Other expense, net was less than $1 million for each of the prior corresponding periods. Other (expense) income, net principally relates to net transactional foreign currency gains and losses.

Benefit for Income Taxes. Income tax benefit was $10 million and $29 million for the fiscal quarter and nine months ended December 26, 2009, respectively, compared to an income tax benefit of $9 million and $13 million for the prior corresponding fiscal quarter and nine-month period, respectively, and reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate.

Consolidated Net Loss. Consolidated net loss of $24 million and $57 million for the fiscal quarter and nine months ended December 26, 2009, respectively, increased $2 million and $28 million compared to our consolidated net loss for the fiscal quarter and nine months ended December 27, 2008 as a result of the factors described above.

Net Income Attributable to the Noncontrolling Interest. Net income attributable to the noncontrolling interest relates to the Company’s partner’s share of income or loss from our joint venture entities. The Company holds joint venture interests in entities in the Ukraine (51%), Algeria (55%) and China (55%). On September 29, 2009, the Company purchased the noncontrolling interest of PDC Rongtai. See Note 2 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report. Net income attributable to the noncontrolling interest for the fiscal quarter ended December 26, 2009 decreased slightly as compared to the prior corresponding period primarily due to the impact of the purchase of PDC Rongtai described above and increased slightly for the nine months ended December 26, 2009 compared to the prior corresponding period due to the net improved results of operations of PDC Rongtai preceding the purchase, partially offset by the net losses of Algeria.

Net Loss Attributable to Controlling Interest. Net loss attributable to controlling interest of $25 million and $59 million for the fiscal quarter and nine months ended December 26, 2009, respectively, increased $2 million and $28 million compared to the fiscal quarter and nine months ended December 27, 2008 as a result of the factors described above.

Liquidity and Capital Resources

During the nine months ended December 26, 2009, we funded our operating, investing and financing requirements through cash flow generated from operating activities, proceeds from debt issuance and cash on hand.

Net cash flow provided by operating activities for the nine months ended December 26, 2009 and December 27, 2008 was $29 million and $22 million, respectively. The $7 million increase in the current nine-month period compared to the prior corresponding period was primarily driven by cash flow generated from growth in our AMI business, a substantial portion of which was deferred for revenue recognition purposes (see Note 1 under “Unaudited Notes to Consolidated Financial Statements” in Item 1 of this Quarterly Report), and decreased accounts receivable driven by improved collections, partially offset by lower cash earnings.

Cash expenditures for restructuring for the nine months ended December 26, 2009 and December 27, 2008 were $9 million and $5 million, respectively, and were reflected within cash used in operations. As of December 26, 2009, we had $19 million of restructuring accruals reflected on our consolidated balance sheet within current liabilities and other long-term liabilities. Additional cash restructuring expenses of approximately $2 million are expected to be incurred during the remainder of fiscal 2010.

Cash used in investing activities was $55 million and $28 million for the nine months ended December 26, 2009 and December 27, 2008, respectively. For the current nine-month period and prior corresponding period expenditures for property, plant and equipment (“PP&E”) were $22 million and $17 million, respectively, of which 41% and 38%, respectively, reflected investment in the AMI business. PP&E expenditures were comprised of equipment, molds and tooling for replacement and cost efficiency, and maintenance, safety and expansion that extend useful lives. In the current nine months, we purchased intangible assets of $7 million. We incurred software development costs related to the AMI business of $6 million in each of the nine months ended December 26, 2009 and December 27, 2008. For the remainder of fiscal 2010, we expect to make expenditures for PP&E, software development costs and intangible assets of approximately $9 million, reflecting our continuing emphasis on a growth-oriented investment program. Business acquisition expenditures in the current nine-month period were $20 million, $13 million of which were contingent payments made in July 2009 related to the performance of the acquired AMDS business and $7 million of which relates to the acquisition of substantially all of the assets and assumption of certain liabilities of Telemetric on June 30, 2009. Business acquisition expenditures in the prior corresponding nine-month period were approximately $5 million of contingent payments related to the performance of the acquired AMDS business.

Net cash provided by (used in) financing activities for the nine months ended December 26, 2009 and December 27, 2008 was $19 million and $(2) million, respectively. Net cash provided by financing activities for the current nine-month period consisted primarily of $35 million of proceeds from debt issuance, $(9) million of debt issuance costs related to the amendment to the credit facility (see Note 13 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report and discussion below) and $(6) million for the purchase of the PDC Rongtai noncontrolling interest on September 29, 2009. Net cash used in financing activities in the prior corresponding nine-month period was $11 million of principal prepayments on our term loan facilities and $1 million repayment of the Company’s loan to the Rongtai joint venture partner, partially offset by net interim short-term borrowings of approximately $9 million.

We entered into the senior credit facilities with a syndicate of financial institutions and institutional lenders on December 17, 2003. The credit facilities provide the Company with term loans, revolving loans and a letter of credit facility. The senior credit facilities were amended on July 23, 2009. The amendment extended the maturity of certain of the term loans by providing approximately $131 million of new term loans with a maturity date of June 3, 2013, the aggregate amount of which was deemed to convert a like amount of outstanding principal of previously existing term loans that had a maturity date of December 17, 2010. Approximately $28 million of term loans under the senior credit facility was not extended in connection with the amendment. The amendment also provided an additional $35 million in new term loans, extended the maturity date of the $70 million in revolving loan capacity from December 17, 2009 to December 17, 2012, increased the U.S. letter of credit availability from $20 million to $50 million and modified certain financial covenants to improve financial flexibility. See below for discussion of our total indebtedness at December 26, 2009.

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

As of December 26, 2009, we had $473 million of total indebtedness outstanding, consisting of $275 million of senior subordinated notes, $194 million under the U.S. term loan facility and $4 million in short-term borrowings (Rongtai). Interest expense, net, excluding amortization of deferred financing costs, was $29 million for the nine months ended December 26, 2009. The next scheduled principal payments on the term loan facility of less than $1 million and $7 million are due on December 31, 2009 and March 31, 2010, respectively. There were no borrowings outstanding under the revolving credit facility at December 26, 2009, but $12 million of the facility was utilized in connection with outstanding letters of credit that have not been drawn upon. We were in compliance with all credit facility covenants at December 26, 2009.

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

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of December 26, 2009, assets of foreign subsidiaries constituted approximately 28% of total assets. Foreign currency exchange rate exposure is most significant with respect to the euro. For the fiscal quarter ended December 26, 2009, net sales were positively impacted by the net valuation of foreign currencies versus the U.S. dollar by $5.3 million, and for the nine months ended December 26, 2009, net sales were negatively impacted by the net devaluation of foreign currencies versus the U.S. dollar by $8.1 million. For the fiscal quarter ended December 27, 2008, net sales were negatively impacted by the net devaluation of foreign currencies versus the U.S. dollar by $5.7 million and were positively impacted by the net valuation of foreign currencies versus the U.S. dollar by $8.1 million for the nine months then ended.

Currency transaction exposure. Currency transaction exposure arises when a business has transactions denominated in foreign currencies. We have entered into forward contracts that are denominated in foreign currencies, principally euros, to offset the remeasurement impact of currency rate changes on intercompany receivables and payables. These contracts are used to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into derivative instrument transactions for trading or speculative purposes. The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. Holding all other variables constant, a change in the contracted forward rates of 1% on our forward contracts denominated in the present foreign currencies would result in an immaterial gain or loss. We expect to continue to utilize forward contracts to manage foreign currency exchange risk in the future as appropriate.

Interest rate risk. Under the terms of the Company’s senior credit facility, we pay a variable rate of interest based on LIBOR or the alternate base rate and are subject to interest rate risk as a result of changes in these rates. The Company’s total indebtedness as of December 26, 2009 was $473.1 million, of which $198.1 million bears interest at variable rates. As of December 26, 2009, substantially all of our variable-rate borrowings were under the term loan facilities consisting of a B-1 tranche and a B-3 tranche. Term loans of $27.8 million under the B-1 tranche were at LIBOR plus a 2% margin. Term loans under the B-3 tranche bear interest, at our option, at Adjusted LIBOR, as defined in the credit agreement, plus a 4.5% margin, or the Alternate Base Rate, as defined in the credit agreement, plus 3.5%. For the B-3 tranche, the credit facility provides for a LIBOR floor of 2.5% and an Alternate Base Rate floor of 3.5%. As of December 26, 2009, $160.0 million of the B-3 tranche was under the LIBOR option and $5.8 million of that tranche was under the alternate base rate option. At December 26, 2009, the weighted-average interest rate on our term loan facility borrowings was approximately 6.4%. In addition, the Company has $100 million of interest rate swaps in place that pay a fixed rate of interest and receive LIBOR. Holding all other variables constant, a change in the LIBOR interest rate of 1%, after giving effect to the interest rate swaps, would impact annual interest costs by approximately $1.0 million.

To hedge exposure to variable interest rates, the Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at specified fixed rates. See Note 5 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to legal proceedings arising out of the operations of our business. We believe that an adverse outcome of our existing legal proceedings, including the proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and Note 12 under “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1, of this Quarterly Report, would not have a material adverse impact on our business, financial condition or results of operations. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements, could result in liabilities that have a material adverse impact on our business, financial condition or results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fiscal quarter ended December 26, 2009.

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

SENSUS (BERMUDA 2) LTD.

Date: January 28, 2010	By:	/S/ PETER MAINZ
Peter Mainz Chief Executive Officer & President (Principal Executive Officer)

Date: January 28, 2010	By:	/S/ JEFFREY J. KYLE
Jeffrey J. Kyle Chief Financial Officer (Principal Financial Officer)

Date: January 28, 2010	By:	/S/ THOMAS D. D’ORAZIO
Thomas D. D’Orazio Senior Vice President, Finance (Principal Accounting Officer)

SENSUS USA INC.

Date: January 28, 2010	By:	/S/ PETER MAINZ
Peter Mainz Chief Executive Officer & President (Principal Executive Officer)

Date: January 28, 2010	By:	/S/ JEFFREY J. KYLE
Jeffrey J. Kyle Chief Financial Officer (Principal Financial Officer)

Date: January 28, 2010	By:	/S/ THOMAS D. D’ORAZIO
Thomas D. D’Orazio Senior Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.