Form 10-K
period 2010-03-31
SENSUS USA INC; SENSUS (BERMUDA 2) LTD
filed 2010-05-10
CIK 1281223, 1281226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-113658

Sensus (Bermuda 2) Ltd.	Sensus USA Inc.
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Bermuda	98-0413362	Delaware	51-0338883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8601 Six Forks Road, Suite 700, Raleigh, North Carolina 27615

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

    Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2010, Sensus (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus (Bermuda 1) Ltd., and Sensus USA Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus (Bermuda 2) Ltd.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2010

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our internet web site at http://www.sensus.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The SEC makes available on the website http://www.sec.gov free of charge, reports and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC website is not part of this Annual Report on Form 10-K.

General

We are a leading provider of advanced utility infrastructure systems, metering technologies and related communication systems to the worldwide utility industry. We have over a century of experience in providing support to utilities. Our technologies, products and systems enable our utility customers to measure, manage and control electricity, water and natural gas more efficiently thereby enabling conservation of those limited resources. Our products and technologies provide key functionality that will be required for the development of the “Smart Grid” in the United States and other countries. We are a leading provider of advanced metering infrastructure (“AMI”) fixed network radio frequency (“RF”) systems and solutions with a wide range of product offerings to meet the evolving demands of the electric, water, and gas utility sectors. We believe that we are the fastest growing participant in the North American electric metering systems market and the largest global manufacturer of water meters, a leading supplier of automatic meter reading (“AMR”) devices to the North American water utilities market and a leading global developer and manufacturer of gas and heat metering systems. We are recognized throughout the utility industry for developing and manufacturing metering products with long-term accuracy and robust product features, innovative metering communications systems, as well as for providing comprehensive customer service for all of our products and services. In addition to our advanced utility infrastructure and metering business, we believe that we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and we are a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die castings.

The Company was formed on December 18, 2003 through the acquisition of the metering systems and certain other businesses of Invensys plc (“Invensys”). Prior to the acquisition, the Company had no active business operations. The metering systems businesses operated by Invensys prior to the acquisition are referred to herein as “Invensys Metering Systems.”

Industry, Markets and Products

We have two principal product groups: utility infrastructure systems products and support products, accounting for approximately 85% and 15% of net sales, respectively, for fiscal 2010. The two product groups, plus corporate operations, are organized into two reporting segments: Utility Infrastructure and Related Communication Systems (formerly Metering and Related Communication Systems) and All Other. The Utility Infrastructure and Related Communication Systems segment includes advanced metering technologies, such as AMI and AMR communications systems, distribution automation systems, demand response technologies, and four principal metering technology categories: water, gas, electricity and heat. Included in the All Other segment, under the Smith-Blair brand name, we manufacture pipe joining and repair products used primarily by water and gas utilities. Also, the All Other segment includes precision die castings that produce low porosity die casting products for the automotive market through tier I industry suppliers. For fiscal 2008, 2009 and 2010, we had net sales from continuing operations of $722.0 million, $791.9 million and $865.6 million, respectively.

Utility Infrastructure and Related Communication Systems

We provide advanced utility infrastructure and related communication systems, which include utility-wide AMI fixed network RF deployments, AMR systems, distribution automation systems, demand response technologies, advanced metering and related communication technologies, products and solutions to utilities throughout the world and have a large installed base of meters worldwide. The North American and European utility markets are the largest markets in which we participate.

Advanced technology and two-way communications systems provide utilities with the means to measure, manage and control various points in their infrastructure more efficiently and timely. Two-way communications allow a utility not only to receive information from a device (e.g., a meter or transformer), but to send commands to control the device. In addition to meters, our communication technology can be integrated into other devices across the utility’s infrastructure and used in distribution automation and demand response applications such as substations and thermostats. This provides the utility with the ability not only to monitor usage, but also to control distribution and demand, a key aim of the Smart Grid. The ability to communicate and control devices in its infrastructure provides a utility with a way to improve its efficiency and improve resource conservation. Increases in efficiencies and conservation have become strong drivers in the growth in AMI and AMR markets. We offer AMI and AMR systems, which can be deployed with most major competitors’ devices (e.g., meters) as well as our own. In addition, our meters can be deployed on most of the leading AMI and AMR systems in the market.

Conservation Solutions. The Company’s Conservation Solutions business (formerly AMI & Electric) offers the Sensus FlexNet™ two-way RF fixed network AMI and Smart Grid communications solution across electric, gas and water utilities. We participate in electric markets that follow the American National Standards Institute standards with a focus on other countries where there is an organized plan to deploy a Smart Grid solution on a large scale, such as the United Kingdom. Our principal electric market is North America where we participate with our iCon® solid-state meter and our Sensus FlexNet™ AMI system for residential metering applications. The North American electric utility market is made up of approximately 3,000 electric utilities having approximately 140 million meters for residential, commercial and industrial applications. The two main segments of the electric utility market are investor owned utilities (“IOUs”) and public or municipal utilities. IOUs make up 7% of the market segment, but manage approximately 70% of the metering services. In the United States, recent energy legislation—the Energy Advancement and Investment Act (2007) and the Energy Independence and Security Act (2007)—created a requirement for the utility regulatory bodies in each state to consider implementing advanced metering solutions. This requirement has been a significant driver for utilities to upgrade or replace their existing electricity meters with AMR or AMI systems. Furthermore, the American Recovery and Reinvestment Act (“ARRA”) signed into law in February of 2009 allocated $11 billion to Smart Grid technologies that included AMI deployments and an additional $4.5 billion to modernize the nation’s electrical grid and Smart Grid. We expect that the ARRA, and similar legislative initiatives in the European Union to promote energy efficiency, will bolster demand for our products using AMI and AMR technologies.

We believe that our FlexNet™ AMI system provides the utility industry’s most reliable and flexible two-way AMI fixed network solution. This network is based on a Federal Communications Commission (the “FCC”) licensed and protected communications network. We believe that utility customers can benefit from these FlexNet™ AMI system features, as well as others, including IP-based wide area communications, open standards home area networking, advanced Smart Grid products, IP-based information systems, and the ability to provide two-way communications to water and gas meters. The Company’s network solution delivers timely and accurate AMI communications through a dedicated redundant RF data path with high power broadcasting capabilities to minimize infrastructure investments. This allows utilities to communicate with a complete range of endpoint devices including smart water, gas and electric meters, intelligent home devices, demand response, and distribution automation equipment in any mix of rural and urban settings. We have begun to integrate our FlexNet™ AMI communications into our distribution automation product offering, which we acquired from Telemetric in June 2009. We believe that our FlexNet™ AMI system provides a proven single-technology solution that reduces cost, mitigates technology risk, enables pricing flexibility and demand response, and improves operational efficiency through reliable performance, cross-vendor compatibility, and system scalability.

We continue to expand the iCon® electric meter product family to include commercial and industrial electric meter lines as well as increasing the meter’s AMI and AMR capabilities. We offer our own electric meter AMI and AMR products, which include the Sensus FlexNet™ two-way fixed network system in addition to our RadioRead® mobile walk-by/drive-by system. The key design features of the iCon® meter enable the product to be one of the most highly accurate electricity measurement devices, and the well-engineered mechanical design allows for AMI and AMR product integration of both the Company and compatible third-party AMI/AMR vendor products. These features have permitted the iCon® meter to gain rapid market acceptance in North America. The market growth for solid-state meters is expected to increase in the North American electric meter market due to utilities upgrading to new technologies that integrate new meters with AMI/AMR systems.

During fiscal 2010, the Company executed long-term contracts to deploy its advanced, fixed network AMI technology. As of March 31, 2010, the Company had entered into contracts covering the deployment of approximately 10.3 million FlexNet™ AMI electric and gas endpoints. These long-term contracts, which extend up to 20 years, provide for the deployment of our FlexNet™ AMI Network and contain multiple product and service elements including hardware, software, project management and installation services as well as ongoing support. During fiscal 2010, the Company shipped approximately 3.3 million endpoints under these contracts, an increase of 74% compared to fiscal 2009.

Water and Heat. Our water metering technology products and systems are sold worldwide with our largest markets being North America and Europe. We have developed and introduced to the market new and innovative technologies for both residential and commercial applications, which address numerous long standing industry challenges. Our OMNI™ line of commercial products uses our proprietary floating ball technology to recognize low flow rates with only one single moving part; it also uses an electronic register with numerous additional features. In the residential segment, we have launched iPERL™, which is an intelligent water management system. Our iPERL™ product recognizes ultra low flow rates and incorporates numerous innovative features, which we believe will change the mindset of our customers within the residential segment of the market. In addition, both OMNI™ and iPERL™ are 100% lead free. Our iPERL™ product is constructed with engineered composite materials and OMNI™ is epoxy coated iron. Both technologies are being utilized internationally. The electronic registers in these new products provide the platform for advanced AMI and AMR communications. Our AMI and AMR systems offer utilities several ways to collect meter reading and other data, including TouchRead®, walk-by and drive-by RF RadioRead®, PhoneRead® and two-way fixed-based FlexNet™ RF systems.

In the North American water utility market, we believe that we hold a strong market position along with our three main competitors. Our end-customers in this market are the approximately 53,000 water utilities having approximately 80 million meters located throughout the continent. Historically, we focused our efforts on the small- to mid-size utilities that have an installed base of fewer than 50,000 meters. Such utilities represent approximately 90% of the water utilities in North America. We believe that our high accuracy meters and AMI and AMR systems are attractive to these smaller utilities, which generally have limited resources, because our systems reduce labor-intensive manual meter readings, improve reading accuracy and minimize the cost of repairs.

The European water metering market is another significant market, and we are one of the leading participants in this market. Some of the European residential water meter market is subject to national regulations that effectively limit a meter’s service life, and in these markets these regulations can minimize the need for long- term accuracy. In addition, these utilities do not read the meters frequently, which makes the cost of advanced metering systems more difficult to justify. As a result of these factors, product differentiation and features, to date, have been less of a basis for competition in Europe than in North America. However, we are witnessing a heightened level of utility market activity with advanced metering communications systems in the European market, and with that, we are pursuing AMI and AMR system solutions for the market that could change these market dynamics. For industrial and commercial meters, durability, accuracy and design specifications are more critical in the customer’s selection process and are a greater basis for competition.

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

We have provided gas metering and regulation products to the gas utility market for over 100 years and are considered a market leader in the markets in which we participate. Over this period, we have continued to provide product improvements and new product developments to the market. We produce diaphragm gas metering devices for residential, commercial and industrial market segments, along with our ultrasonic gas meter product line under the Sonix® brand name. For transport gas customers, we supply the market with large volume turbine and auto-adjust turbine meters. In addition to meters, we provide regulator products that control gas line pressure. We also supply AMI and AMR systems that can read a meter remotely using radio frequency interfaces. Our AMI and AMR systems that are used in the gas utility market include the Sensus FlexNet™ AMI and the Sensus mobile RadioRead® system.

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

Pipe Joining and Repair Products. Our Smith-Blair brand competes primarily in the North American pipe joining, repairing, restraining, and tapping products market. These products consist principally of pipe couplings, tapping sleeves and saddles, joint restraints, and repair clamps that are used primarily by water and natural gas utilities to construct, extend and repair utility piping systems. Demand for pipe joining, restraining, tapping and repair products is driven by new construction, replacements and repairs. Replacement and repair demand is driven by aging infrastructure as well as extreme weather conditions, including freezes, droughts, hurricanes and earthquakes. Due to the often time-sensitive nature of customer demand for pipe joining, repairing, restraining, and tapping products, a company’s ability to respond promptly to customer needs with effective engineering solutions plays a significant role in its success within this market. Smith-Blair successfully differentiates itself by providing the widest range of both standard products and engineered-to-order products while maintaining the highest levels of customer service and, we believe, the shortest lead times in the industry.

Precision Die Casting Products. In North America, several hundred die casters produce thousands of castings for numerous products ranging from components for automobiles to medical devices. Our die casting products consist of high quality thin-wall, low porosity aluminum die castings, generally targeting the automotive industry and gas utility markets in North America. We believe that only a few other precision die casters in the United States have the ability to produce these types of products. Sales within the precision die casting market are largely dependent on the success of the automotive platform for which the products are manufactured. In China, we produce thin-wall, low porosity aluminum die castings for the Chinese automotive industry. Demand for our aluminum die casts in this market is being driven by the expanding Chinese automotive industry.

For additional information regarding our reporting segments, including segment revenue, operating income (loss) and total assets, see Note 18 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

Competition

The Company competes with a number of companies in the delivery of products and services into each of the markets we serve. Our major competitors include Aclara, Badger Meter, Inc., Elster Metering, Itron, Inc., Landis+Gyr AG, Neptune Technologies and Silver Spring Networks.

Sales, Marketing and Distribution

In North America, we utilize a direct sales force to sell and market to large electric, water and gas utilities. For the medium and small electric, water and gas utilities, we use a combination of direct and indirect sales channels, including a network of distributors, some of which, we have had relationships with for over 30 years. Distributors assist us in effectively reaching our broad base of existing and potential customers, which includes approximately 53,000 water, 3,000 electric and 1,250 gas utilities throughout North America. Through strong distribution arrangements in regional and local markets, we are able to leverage those relationships to generate sales. In total, our North American sales force consists of 61 members.

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

Customers

Our top ten customers accounted for approximately 39% of net sales for fiscal 2010, and no individual customer accounted for more that 10% of net sales.

Products and Systems Development

We are committed to developing the most technologically advanced products and systems within the utility industry. Currently, we maintain an active engineering and technology program that performs four key functions: development of new products, support of existing products, technical assistance for customers and new technology investigations. Our research and development expenditures for fiscal 2008, 2009 and 2010 were $26.6 million, $31.0 million and $41.2 million, respectively. We currently have 256 technical personnel operating in several facilities around the world, with most based in the United States and Germany.

Our research and development is focused on new product development as well as advancement of existing products and technologies. New product ideas are determined from many sources, including customers and sales and marketing people. We have established engineering teams with specific technical expertise to support global business activities, which eliminate duplication of effort and allow us to focus on enhancing each specific area of expertise. Utilities are very conservative in adopting new technologies and prefer to use products with a proven track record of successful deployment in the field. As a result, new products must undergo extensive system-testing and field-testing prior to release to target markets. Another major activity of our engineering group is the continual refinement and improvement of existing product design and cost.

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

Backlog

The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders. Total backlog at March 31, 2010 was $133.7 million, compared with $123.7 million at March 31, 2009. The 8% increase primarily reflects orders related to our long-term AMI contracts. In addition, at March 31, 2010, the Company cumulatively had approximately 10.3 million AMI electric and gas endpoints under long-term contracts, of which 5.5 million endpoints had been shipped. The potential aggregate future revenue of unshipped endpoints and services under these contracts was approximately $550 million at March 31, 2010, of which approximately $56 million is included in backlog. No assurance can be made that firm purchase orders will be placed under these contracts.

Suppliers and Raw Materials

In fiscal 2010, we purchased approximately $389.8 million of materials. In fiscal 2010, our largest supplier accounted for approximately 21% of total material expenditures, while the top ten suppliers accounted for approximately 67% of total material expenditures.

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

We have developed strategic partnerships with contract electronic manufacturers (“CEMs”), our outsource manufacturing providers, and are transitioning an increasing portion of our manufacturing to these providers. These strategic partnerships enable us to leverage the CEMs’ ability and capacity to manufacture high value electric components, while minimizing our manufacturing costs. In addition, CEMs function as an extension of our manufacturing capabilities by assembling some of our products and shipping them directly to customers. During fiscal 2010, the manufacture of products representing 37% of net sales was outsourced.

Intellectual Property

Our success and ability to compete depends substantially upon our intellectual property. We pursue patent and trademark protection in the United States and abroad. Currently we have approximately 200 U.S. and foreign patents. No key or strategic patent protection will expire during the next fiscal year. We also have numerous trademark registrations, 31 of which we believe are significant to the business. With respect to these trademarks, so long as we continue to use and renew the registration for them, we can continue to have exclusive rights to use the trademarks indefinitely in those jurisdictions in which registrations are in effect. We sell many of our products under a number of registered trademarks, which we believe are widely recognized in the relevant industry.

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

In the United States, recent energy legislation—the Energy Advancement and Investment Act (2007) and the Energy Independence and Security Act (2007)—created a requirement for the utility regulatory bodies in each state to consider implementing advanced metering solutions. This requirement has been a significant driver for utilities in the United States to upgrade or replace their existing meters with AMR or AMI systems. In addition, the ARRA has allocated $11 billion to Smart Grid technologies and an additional $4.5 billion to modernize the nation’s electrical grid and Smart Grid. We expect that the ARRA, and similar legislative initiatives in the European Union to promote energy efficiency, will bolster the demand for our products using AMR and AMI technologies. Subject to certain exceptions, federal, state and local public works projects initiated under the ARRA must satisfy certain regulatory requirements, including the requirement that products used in such projects be produced in the United States or in countries with which the United States has entered into trade agreements. Competition within the metering industry remains strong, and our ability to benefit from these recent legislative initiatives will depend, in part, on our ability to meet applicable regulatory requirements. Some of our competitors may be able to better respond to the changing regulatory environment to our competitive detriment. Furthermore, the uncertain nature of government stimulus programs, including the eventual size and timing of implementation, could have a material impact on our results of operations.

Employees

We are headquartered in Raleigh, North Carolina and operate globally with 40 facilities in the United States and other countries, including Germany, France, the United Kingdom, Slovakia, Brazil, Chile, South Africa and China. As of March 31, 2010, we had 3,691 full-time employees, of whom 1,423 were located in the United States and 2,268 were located abroad.

We maintain both union and non-union workforces. As of March 31, 2010, 1,271 of our employees were covered by collective bargaining agreements. The Uniontown, Pennsylvania facility has a five-year agreement with the United Steel Workers of America that expires on February 24, 2013. Sensus Precision Die Casting, Inc., our subsidiary through which we operate our precision die casting product line, has a four-year agreement with the United Automobile Workers that expires on October 11, 2010. Smith-Blair has a four-year labor contract with the United Steel Workers of America that expires on March 27, 2011. Additionally, our Ludwigshafen, Germany and Hannover, Germany employees are represented by IG Metall and negotiate with local employers’ associations that represent the German subsidiaries as well as other employers from the industry. The outcome of these negotiations also indirectly affects non-unionized employees to the extent that individual employment agreements contain references to the relevant metal union contracts. The current agreement covering our German unionized workforce expires on June 30, 2012. The Stara Tura, Slovakia facility has a five-year agreement with the ZZO OZ KOVO CHIRANA-PREMA that expires on December 31, 2010. The Nova Odessa/SP, Brazil facility has an agreement with Sindicato dos Trabalhadores das Indústrias Metalúrgicas Mecânicas e Materiais Electricos de Campinas e Ragião with an indefinite term, cancellable with one month notice.

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

Many of our products are distributed to utility contractors in connection with residential, commercial and industrial construction projects. Sales into these markets correlate to the number of new homes and buildings that are built. The strength of the residential, commercial and industrial construction markets depends in part on the availability of consumer and commercial financing. As a result of deteriorating economic conditions and the turmoil in the credit markets, there has been a significant decline in the residential housing construction market and construction of new commercial and industrial buildings has slowed. If these conditions remain as they are today or continue to worsen, it could have a material adverse effect on our operating results and financial condition.

Conditions in the automotive industry may adversely affect our results of operations and financial condition.

We sell precision die castings to tier I automotive component suppliers. Sales within the precision die casting market are largely dependent on the success of the automotive platform for which the products are manufactured. The automotive industry has experienced significant declines due to weakness in the global economy and tightening credit markets. Some automobile manufacturers have announced significant restructuring actions in an effort to improve profitability and others have recently sought bankruptcy protection. If automakers reduce their orders to tier I suppliers, these suppliers will reduce their orders to us, and that would adversely affect our results of operations and financial condition. Due to demand contractions in the automotive market, the Company determined that the goodwill in its precision die casting business unit was impaired and thus recorded a charge of $14.4 million in fiscal 2009 (see Note 1 and Note 4 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report).

Our substantial indebtedness could adversely affect our financial health, harm our ability to react to changes to our business and prevent us from fulfilling our obligations under our indebtedness.

We are highly leveraged and have significant debt service obligations. As of March 31, 2010, we had total debt of $465.9 million outstanding. Our cash interest paid for fiscal 2009 and 2010 was $36.2 million and $38.9 million, respectively.

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

Furthermore, our interest expense could increase if interest rates increase because a major portion of our debt under the credit agreement governing our senior secured credit facilities is variable-rate debt. Our senior secured credit facilities include a term loan facility of $186.0 million and revolving credit facility totaling $70.0 million, each of which bear interest at variable rates as defined in the credit agreement. During fiscal 2008, 2009 and 2010, we utilized interest rate swap agreements to mitigate our exposure to fluctuations in interest rates on variable-rate debt. We may continue to utilize these agreements to manage interest rate risk in the future. At March 31, 2010, we held interest rate swap agreements covering an aggregate notional amount of $100.0 million. See “—Interest Rate Risk” in Item 7A of this Annual Report.

We are controlled by our principal investors, whose interests in our business may differ, and who control the appointment of our board of directors. As a result, conflicts may exist with respect to fundamental business decisions.

Our principal investors, The Resolute Fund and GS Capital Partners, beneficially own approximately 66.0% and 33.0% of the Company, respectively, through their equity interests in our parent, Sensus (Bermuda 1) Ltd. (“Sensus 1”). Our entire board was designated by persons affiliated with The Resolute Fund and GS Capital Partners, and persons affiliated with The Resolute Fund have the ability to designate a majority of the board. In addition, persons affiliated with our principal investors control the appointment of management and the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. Affiliates of our principal investors may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks. In addition, our principal investors or their affiliates may in the future own businesses that directly compete with ours.

We have recorded a significant amount of intangible assets that may never generate the returns we expect, which may require us to write off a significant portion of our intangible assets and would have an adverse effect on our financial condition and results of operations.

The acquisitions of Invensys Metering Systems and Advanced Metering Data Systems, L.L.C. (“AMDS”) resulted in our recording significant identifiable intangible assets and goodwill. Our identifiable intangible assets, which substantially include customer relationships, developed technology, trademarks and tradenames, patents and non-competition agreements, were $188.0 million at March 31, 2010, representing 17% of our total assets. Amortization expense associated with our identifiable intangible assets was $13.0 million in fiscal 2010 and is expected to be $59.6 million over the next five fiscal years (without giving effect to any acquisitions completed subsequent to March 31, 2010). The large amount of amortization expense will adversely affect our net income during this period. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses we acquired, was $453.8 million at March 31, 2010, representing 41% of our total assets.

Goodwill and identifiable intangible assets, which are deemed to have indefinite lives, are recorded at fair value on the date of acquisition and, in accordance U.S. generally accepted accounting principles (“U.S. GAAP”), are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The full value of our intangible assets may never be realized. Any future determination requiring the write-off of a significant portion of our intangible assets would have an adverse effect on our financial condition and results of operations. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2010. Due to demand contractions in the automotive market, the Company determined that the goodwill in its precision die casting business unit was impaired and thus recorded a charge of $14.4 million in fiscal 2009 (see Note 1 and Note 4 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report).

We are dependent on the utility industry, which may experience volatility. This volatility could cause our results of operations to vary significantly from period to period.

In fiscal 2010, approximately 85% of our net sales were derived from sales of products and services to the utility industry. Purchases of our products are, to a substantial extent, deferrable in the event that utilities reduce capital expenditures as a result of, among other factors, mergers and acquisitions, pending or unfavorable regulatory decisions, decreased sales due to weather conditions, rising interest rates or general economic downturns.

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

We face competitive pressures from a variety of companies in each of the markets that we serve. Some of our present and potential future competitors have or may have substantially greater financial, marketing, technical or manufacturing resources, and in some cases, greater name recognition, market penetration and experience than us. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or more effectively take advantage of legislative initiatives, including the ARRA, that impact the metering industry. They may also be able to devote greater resources to the development, promotion and sale of their products and services than we can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. If we cannot compete successfully against current or future competitors, it could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

We face risk of exposure to existing and future product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage, but there is a risk that we may be unable to obtain such insurance on acceptable terms in the future, or at all, and any such insurance may not provide adequate coverage against potential claims. We are entitled to indemnification from certain subsidiaries of Invensys under the terms of the stock purchase agreement for certain product liability claims existing prior to the acquisition of Invensys Metering Systems, we may be unable to recover from the indemnifying parties in the event we are found liable. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome of the litigation with respect to those claims. An adverse result in connection with a product liability claim could have a material adverse effect on our business, financial condition and results of operations. In addition, our business depends on the strong product reputation that we believe we have developed. In the event that this reputation is damaged, we may face difficulty in maintaining the pricing of some of our products, which could result in reduced sales and profitability. See “Legal Proceedings” in Item 3 of this Annual Report for a summary of certain legal proceedings to which we are subject.

We are subject to the effects of fluctuations in foreign exchange rates.

The financial condition and results of operations of each of our operating foreign subsidiaries are reported in the relevant local currency and are then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. In addition to currency translation risk, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency than the relevant local currency. Given the volatility of exchange rates, we may be unable to manage our currency transaction risks effectively. The majority of our businesses source raw materials and sell their products within their local markets in their functional currencies and therefore have limited transaction exposure. Fluctuations in the value of the U.S. dollar may impact our ability to compete in international markets. Currency fluctuations could have a material adverse effect on our future international sales and, consequently, on our financial condition and results of operations. During fiscal 2008, 2009 and 2010, we utilized foreign currency forward contracts to minimize the effect of exchange rate fluctuations and expect to continue to utilize these contracts to manage foreign currency exchange risk in the future as appropriate.

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

The efficient operation of our business is dependent on our information technology systems. We rely on our information technology systems to manage effectively our business data, communications, production and supply chain, order entry, order fulfillment, inventory replenishment, e-commerce and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in decreased sales, increased overhead costs, excess inventory or product shortages, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power loss and computer systems failure and viruses. Any such interruption could have a material adverse effect on our business.

If we are unable to make necessary capital investments, our business may be adversely affected.

We regularly make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes. As we maintain and grow our business, we may be required to incur significant capital expenditures. We believe that we will be able to fund these expenditures through cash flow from operations and cash on hand. There is a risk that we will not have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, and the amount of future capital expenditures may materially exceed our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may decrease and the quality of our products may be adversely affected, which, in turn, could result in reduced sales and profitability.

International operations expose us to numerous risks and business uncertainties and to exposure under the Foreign Corrupt Practices Act.

In fiscal 2008, 2009 and 2010, our non-U.S. operations represented 37%, 33% and 29%, respectively, of consolidated net sales. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include a) regional economic downturns, b) changes in governmental policy or regulation, c) restrictions on the transfer of funds into or out of the country, d) import and export duties and quotas, e) domestic and foreign customs and tariffs, f) different regimes controlling the protection of our intellectual property, g) international incidents, h) military outbreaks, i) government instability, j) difficulty in staffing and managing widespread operations, k) nationalization of foreign assets, l) government protectionism, m) compliance with U.S. Department of Commerce export controls, n) potentially negative consequences from changes in tax laws, o) higher interest rates, p) requirements relating to withholding taxes on remittances and other payments by subsidiaries and q) restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions. One or more of these factors may impair our current or future international operations and, consequently, our overall business.

We are subject to the Foreign Corrupt Practice Act (“FCPA”) and other laws that prohibit improper payments to foreign governments and their officials for the purpose of obtaining or retaining business. We have operations and conduct business in various countries outside of the United States. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors, because these parties are not always subject to our control. While it is our policy to implement safeguards to discourage these practices, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, certain governmental authorities may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest of that we acquire.

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

Our future operating results will depend on our ability to develop and manufacture products cost-effectively. To minimize manufacturing costs, as well as focus on our core competencies and streamline our operations, we outsourced production of products representing 37% of fiscal 2010 net sales. The outsourcing of production capabilities diminishes the day-to-day control that we are able to exercise over the production process that could result in quality problems, and correspondingly increased product warranty costs. In addition, as we outsource more production capacity, we will retain limited internal production capacity, and will, therefore, rely on our contract manufacturers to fill orders on a timely basis. We will be required to provide accurate forecasts to our contract manufacturers to satisfy demand for our products. If we overestimate our requirements, we may be required to purchase quantities of products that exceed customer demand. If we underestimate our requirements, we may have inadequate inventory from which to meet customer demand.

Our intellectual property may be inadequately protected, which could result in the loss of our exclusive right to use the intellectual property or to use it at all. Additionally, some of our intellectual property may be misappropriated, and we may become involved in litigation relating to intellectual property.

We rely on a combination of patents, trademarks, copyrights, licenses and trade secret rights to protect our intellectual property throughout the world. Our patent and trademark applications may not be approved, and our issued patents and trademark registrations may not adequately protect our intellectual property and could be challenged by third parties. Other parties may independently develop similar or superior technologies or designs around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as the laws of the United States and Europe.

In the ordinary course of our operations, we, like other companies, from time to time pursue and are pursued in administrative proceedings and litigation concerning the protection of intellectual property rights. If successful, third-party intellectual property lawsuits could subject us to substantial damages, and require us to cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or discontinue the use of certain technology. They could also force us to seek licenses to the infringing technology, which licenses may not be available on reasonable terms, or at all. Our ability to sustain current margins on some or all of our products may be affected, which could reduce our sales and profitability. Third-party lawsuits could also invalidate our intellectual property rights. Regardless of the success of any third party-initiated or Company-initiated claims, they would likely be time-consuming and expensive to resolve, and would divert the time and attention of our management. In the current calendar year, no patent infringement claims have been initiated against us. See “Legal Proceedings” in Item 3 of this Annual Report for a summary of pending patent infringement claims that were initiated against us in prior years.

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

In addition to our own direct sales force, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our end-customers. In fiscal 2010, approximately 39% of our net sales were generated from sales to our top ten customers, which include our distribution channels, but no individual customer accounted for more than 10% of net sales. The majority of the distribution contracts that we have with these independent distributors are cancelable by the distributor after a short notice period. There is a risk that these distributors may terminate their agreements with us.

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

We, along with many other third parties, are a defendant in a number of lawsuits filed in various state courts by groups of plaintiffs alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. Currently, it is uncertain whether any plaintiffs have dealt with any of our products, were exposed to an asbestos-containing component part of our products or whether such part could have been a contributing factor to the alleged illness. Although we are entitled to indemnification for liabilities and legal costs for asbestos claims related to these products from certain subsidiaries of Invensys pursuant to the stock purchase agreement for the acquisition of Invensys Metering Systems, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with such acquisition.

We are subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could have a serious adverse impact our business.

As of March 31, 2010, we had 3,691 employees, of whom 1,423 were employed in the United States and 2,268 were employed abroad. As of March 31, 2010, approximately 34% of our total employees, primarily in the United States and Europe, were represented by labor unions.

In the United States, we are a party to labor agreements with the United Steelworkers of America and the United Automobile Workers. The Uniontown, Pennsylvania facility has a five-year agreement with the United Steelworkers of America that expires on February 24, 2013. Sensus Precision Die Casting, Inc., our subsidiary through which we operate our precision die casting product line, has a four-year labor contract with the United Automobile Workers that expires on October 11, 2010. Smith-Blair has a four-year labor contract with the United Steel Workers of America that expires on March 27, 2011. The Stara Tura, Slovakia facility has a five-year agreement with the ZZO OZ KOVO CHIRANA-PREMA that expires on December 31, 2010. The Nova Odessa/SP, Brazil facility has an agreement with Sindicato dos Trabalhadores das Indústrias Metalúrgicas Mecânicas e Materiais Electricos de Campinas e Ragião with an indefinite term, cancellable with one month notice. Our inability to renew any one of these collective bargaining agreements prior to the expiration thereof, or the exercise of its right to terminate the collective bargaining agreement in the case of our union in Brazil, could result in strikes or work stoppages and could adversely affect our business, financial position and results of operations.

In Germany, our employees are represented by IG Metall, which negotiates labor terms and conditions with local employers associations that also represent other employers. The outcome of these negotiations also directly affects non-unionized employees to the extent that individual employment agreements contain cross references to relevant metal union contracts. The current agreement with IG Metall covering our German unionized workforce expires on June 30, 2012. The inability to renew timely this contract on favorable terms could have a material impact on the financial results of our European business.

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

We may pursue selective strategic acquisition opportunities, evaluate potential acquisitions, some of which could be material, and engage in discussions with acquisition candidates. We may not be able to identify and acquire suitable acquisition candidates in the future, the financing of any such acquisition may be unavailable on satisfactory terms or at all, and we may be unable to accomplish our strategic objectives as a result of any such acquisition. In addition, our acquisition strategies may not be successfully received by customers or achieve their intended benefits. If we consummate an acquisition, our capitalization and results of operations may change significantly, and our system of internal controls could become more complex and require additional resources to remain effective. Future acquisitions would likely result in the incurrence of debt and contingent liabilities and an increase in interest expense and amortization expense as well as significant charges relating to integration costs, which could have a material adverse effect on our results of operations or financial condition. Often acquisitions are undertaken to improve the operating results of either or both of the acquirer and the acquired company, and we may not be successful in this regard. We may encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The tables below list the properties utilized by the Company at March 31, 2010. The Company believes that its properties are in good operating condition and are suitable for its current needs.

The table below sets forth the locations of the facilities in North America.

Location	Owned/Leased	Square Feet	Principal Use of Facility
Texarkana, AR	Owned	249,912	Manufacturing/Assembly
Goleta, CA	Leased	9,000	Office
Ontario, Canada	Leased	1,000	Office
Alpharetta, GA	Leased	7,583	Office
Boise, ID	Leased	10,271	Office
Russellville, KY	Leased	254,904	Manufacturing/Assembly
Covington, LA	Leased	4,600	Office
Juarez, Mexico	Leased	45,000	Manufacturing/Assembly
Raleigh, NC	Leased	30,870	Office
Morrisville, NC	Leased	24,803	Office
DuBois, PA	Owned	196,930	Manufacturing/Assembly
DuBois, PA	Leased	136,566	Manufacturing/Assembly
Pittsburgh (Forest Hills), PA	Leased	8,845	Office
Uniontown, PA	Leased	240,228	Manufacturing/Assembly

The table below sets forth the locations of the facilities outside of North America.

Location	Owned/Leased	Square Feet	Principal Use of Facility
El Eulma, Algeria	Leased	35,045	Manufacturing/Assembly
Minsk, Belarus	Owned	1,098	Office
Minsk, Belarus	Leased	1,228	Warehouse
Minsk, Belarus	Leased	4,702	Manufacturing/Assembly
Nova Odessa, Brazil	Leased	26,364	Manufacturing/Assembly
Santiago, Chile	Leased	27,115	Manufacturing/Assembly
Beijing, China	Owned	83,181	Manufacturing/Assembly
Jiangdu City, China	Owned	273,854	Manufacturing/Assembly
Jiangdu City, China	Owned	79,000	Manufacturing/Assembly
Shanghai, China	Leased	53,819	Manufacturing/Assembly
Fuzhou, China	Leased	17,868	Manufacturing/Assembly
Prague, Czech Republic	Leased	10,204	Office
Neyron, France	Leased	13,988	Office
Babelsberg, Germany (1)	Owned	21,617	Manufacturing/Assembly
Hannover, Germany	Owned	49,453	Manufacturing/Assembly
Ludwigshafen, Germany	Leased	18,808	Manufacturing/Assembly
Ludwigshafen, Germany	Owned	317,624	Manufacturing/Assembly
Milan, Italy	Leased	1,130	Office/Warehouse
Temara, Morocco	Leased	18,280	Manufacturing/Assembly
Torun, Poland	Leased	1,248	Office
Stara Tura, Slovakia	Leased	54,541	Manufacturing/Assembly
Gauteng, South Africa	Leased	16,172	Manufacturing/Assembly
Barcelona, Spain	Leased	6,736	Office
Sevilla, Spain	Leased	708	Office
Hampshire, U.K.	Leased	20,049	Office
Sumy, Ukraine	Leased	3,538	Office

(1)	Leased to a third party.

ITEM 3.	LEGAL PROCEEDINGS

The Company, as well as many other third parties, has been named as a defendant in several lawsuits filed related to illnesses from exposure to asbestos or asbestos-containing products. The plaintiffs claim unspecified damages. The complaints filed in connection with these proceedings do not specify which plaintiffs allegedly were involved with the Company’s products, and it is uncertain whether any plaintiffs have asbestos-related illnesses or dealt with the Company’s products, much less whether any plaintiffs were exposed to an asbestos-containing component part of the Company’s product or whether such part could have been a substantial contributing factor to the alleged illness. Although we are entitled to indemnification for legal and indemnity costs for asbestos claims related to these products from certain subsidiaries of Invensys under the stock purchase agreement pursuant to which we acquired Invensys Metering Systems, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with the acquisition of Invensys Metering Systems. The Company is unable to estimate the amount of its exposure, if any, related to these claims at this time. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s net earnings or financial position.

On December 23, 2008, the Company was sued in a breach of contract action filed by Cannon Technologies, Inc. (“Cannon”). The lawsuit was filed in the U.S. District Court for the District of Minnesota. The lawsuit alleges breach of contract, breach of warranty and fraud with respect to electricity meters sold to Cannon and seeks unspecified damages, interest costs and attorneys’ fees.

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

On February 22, 2010, the Company and one of its distributors, Aqua-Metric Sales Co. (“Aqua-Metric”) were sued by Valley Center Municipal Water District (the “District”). The lawsuit was filed in the California Superior Court, San Diego County and alleges breach of contract and breach of express and implied warranties related to water meters supplied to the District. The suit claims unspecified damages. The Company has agreed to indemnify Aqua-Metric under its contract with Aqua-Metric, subject to a reservation of rights.

On April 6, 2010 the Company, along with approximately a dozen other companies, was sued by a group of individual plaintiffs in North Carolina State Court, Wake County over injuries and deaths suffered in an explosion at a factory in rural North Carolina. The plaintiffs claim unspecified damages. As discovery has only just commenced, we are unable to estimate the Company’s exposure, if any, in the lawsuit.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) None.

(b) Not applicable.

(c) None.

ITEM 6.	SELECTED FINANCIAL DATA

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

(in millions)	Year Ended March 31, 2006	Year Ended March 31, 2007 (1)	Year Ended March 31, 2008 (1)	Year Ended March 31, 2009 (1)	Year Ended March 31, 2010
Income Statement Data:
Net sales	$613.9	$631.4	$722.0	$791.9	$865.6
Net loss attributable to controlling interest	(3.2)	(9.0)	(8.3)	(18.4)	(7.5)

Other Financial Data:
Restructuring costs (2)	$7.2	$8.5	$7.0	$9.9	$25.9
Capital expenditures (including intangibles and software development costs)	24.8	18.3	27.8	36.7	48.3

Balance Sheet Data:
Cash and cash equivalents	$52.6	$34.9	$37.6	$37.9	$59.2
Total assets	935.1	973.8	993.9	998.3	1,095.0
Total debt	485.6	475.5	454.5	438.9	465.9
Stockholder’s equity	186.4	225.6	217.7	198.7	195.8

(1)	In October 2009, the Financial Accounting Standards Board amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. In the fourth quarter of fiscal 2010, the Company adopted the new accounting principles on a retrospective basis. This resulted in the revision of the financial data for the years ended March 31, 2007, 2008 and 2009. See Note 1 and Note 2 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.
(2)	For additional information regarding restructuring costs, see Note 8 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report. Restructuring costs are added to net income for purposes of determining compliance by the Company with the financial covenants of both the senior credit facilities and the indentures governing the notes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to us are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, sales, cash flow and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters, other than those of historical fact, are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may turn out to be incorrect. Our actual results could be materially different from our expectations because of various risks. These risks include our susceptibility to macroeconomic downturns in the United States and abroad, conditions in the residential, commercial and industrial construction markets and in the automotive industry, our dependence on new product development and intellectual property, and our dependence on independent distributors and third-party contract manufacturers, automotive vehicle production levels and schedules, our substantial financial leverage, debt service and other cash requirements, liquidity constraints and risks related to future growth and expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation, our ability to integrate acquired companies, general economic and business conditions, competition, adverse changes in the regulatory or legislative environment in which we operate, and other factors beyond our control. See “Risk Factors” in Item 1A of this Annual Report.

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

Acquisitions

Rongtai. On July 27, 2005, the Company formed a joint venture, PDC Rongtai, in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. On September 29, 2009, the Company completed the acquisition of the 40% noncontrolling interest held by Yangzhou Runlin Investment Co., Ltd. As a result of the acquisition and in accordance with the terms of the equity transfer agreement, PDC Rongtai became wholly owned by a subsidiary of the Company and was subsequently renamed Sensus Precision Die Casting (Yangzhou) Co., Ltd. The terms of the agreement provide for the payment of total consideration with an estimated fair value of $17.7 million. In conjunction with the equity transfer agreement, the Company entered into a real estate transfer contract with Yangzhou Rongtai Industrial Development Co., Ltd. (“Yangzhou”) to sell certain buildings, ancillary equipment and land-use rights to Yangzhou for approximately $2.0 million. See Note 3 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

Telemetric. On June 30, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of Telemetric for approximately $6.8 million in cash at closing and $1.0 million payable within approximately one year of the closing date of the related asset purchase agreement, of which $0.3 million was paid to Telemetric in fiscal 2010. Additional cash consideration may become payable based on the performance of the acquired business through June 2013. Acquisition-date fair value for this contingent consideration is estimated at $3.9 million. Payments on an undiscounted basis are projected to be $5.8 million and are subject to a $12 million cap. The Company financed the transaction primarily with cash on hand and borrowings under its senior credit facilities. Telemetric provides utilities with distribution automation systems that use commercial cellular networks and PowerVistaTM, a web-based software application. This acquisition is expected to provide the Company with a significant and established presence in the distribution automation portion of the utility landscape and augment the Company’s AMI and Smart Grid solutions. See Note 3 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

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

The Company is also required to make additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $34.7 million for fiscal 2010 and $45.6 million cumulatively, net of $5.5 million previously paid ($0.9 million in fiscal 2008 and $4.6 million in fiscal 2009) and $13.4 million paid in fiscal 2010 in accordance with the purchase agreement. In the accompanying consolidated balance sheet as of March 31, 2010, $28.5 million is classified as accruals and other current liabilities and $17.1 million is classified as other long-term liabilities. These gross accrued amounts reflect additional purchase price and are recorded as goodwill.

In addition, on the date of acquisition, Sensus 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15 million if the specified performance thresholds are achieved over the relevant period. During fiscal 2010, the performance thresholds were achieved related to the unvested preference shares, and all of these preference shares became vested. Accordingly, 15,000 vested preference shares were released from restrictions, and AMDS opted to have the 15,000 unrestricted shares redeemed for cash. As required by the AMDS purchase agreement, the $15 million was funded by Sensus 1 in fiscal 2010, and thus the Company’s cash position was not impacted.

For Results of Operations and Liquidity and Capital Resources, all dollar amounts and variances in the narrative discussions are rounded to millions; however, percentages are calculated based on dollar amounts depicted in the tables.

Results of Operations

The following table provides results of operations for the periods presented:

(dollars in millions)	Year Ended March 31, 2010%		Year Ended March 31, 2009%		Year Ended March 31, 2008%
Net sales	$865.6	100%	$791.9	100%	$722.0	100%
Gross profit	247.2	29%	199.4	25%	186.9	26%
Selling, general and administrative expenses	153.4	18%	134.0	17%	121.5	17%
Restructuring costs	25.9	3%	9.9	1%	7.0	1%
Amortization of intangible assets	13.0	2%	13.5	2%	19.7	3%
Loss on debt extinguishment	5.9	1%	—	—	—	—
Impairment of goodwill	—	—	14.4	2%	—	—
Acquisition-related costs	1.2	—	—	—	—	—
Other operating expense, net	3.4	—	2.7	—	2.3	—

Operating income	44.4	5%	24.9	3%	36.4	5%
Interest expense, net	(43.6)	(5)%	(39.9)	(5)%	(41.8)	(6)%
Other income (expense), net	1.9	—	(0.3)	—	(2.4)	—

Income (loss) before income taxes	2.7	—	(15.3)	(2)%	(7.8)	(1)%
Provision (benefit) for income taxes	7.7	1%	0.7	—	(1.4)	—

Consolidated net loss	(5.0)	(1)%	(16.0)	(2)%	(6.4)	(1)%
Less: Net income attributable to the noncontrolling interest	(2.5)	—	(2.4)	—	(1.9)	—

Net loss attributable to controlling interest	(7.5)	(1)%	$(18.4)	(2)%	$(8.3)	(1)%

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. In the fourth quarter of fiscal 2010, the Company adopted the new accounting principles on a retrospective basis. This resulted in the revision of the financial data for the years ended March 31, 2008 and 2009. See Note 1 and Note 2 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

Fiscal Year Ended March 31, 2010 Compared with Fiscal Year Ended March 31, 2009

Net Sales.

(dollars in millions)	Year Ended March 31, 2010	Year Ended March 31, 2009	Dollar Change	Percent Change
Net sales	$865.6	$791.9	$73.7	9%

Net sales during fiscal 2010 increased $74 million, or 9%, compared to fiscal 2009 primarily due to increased demand for FlexNet systems and SmartPoint products to support AMI electric and gas customers as they rolled out their smart grid implementations. SmartPoint shipments increased to 3.3 million units, or by approximately 74%, compared to fiscal 2009.

Partially offsetting these improvements, worldwide water and gas product demands contracted over fiscal 2010 driven by global macroeconomic events, including a significant reduction in North America commercial and residential building starts.

Our top ten customers accounted for approximately 39% of net sales for fiscal 2010, and no individual customer accounted for more than 10% of net sales.

Gross Profit.

(dollars in millions)	Year Ended March 31, 2010	Year Ended March 31, 2009	Dollar Change	Percent Change
Gross profit	$247.2	$199.4	$47.8	24%
Gross profit as a percent of net sales	29%	25%		16%

Gross profit in dollars, and as a percent of net sales, for fiscal 2010 improved from fiscal 2009 levels. AMI Smart Grid deployments of FlexNet systems and SmartPoint products were the primary drivers of the improvements compounded with sourcing actions and cost alignments taken during the year in all business units. Product volumes, mix and improved operating scale and efficiency also contributed to the improvements.

Selling, General and Administrative (“SG&A”) Expenses.

(dollars in millions)	Year Ended March 31, 2010	Year Ended March 31, 2009	Dollar Change	Percent Change
SG&A expenses	$153.4	$134.0	$19.4	14%
SG&A expenses as a percent of net sales	18%	17%		6%

SG&A expenses for fiscal 2010 were higher than fiscal 2009 as the Company’s cost structure reflects increased investment for research and development and infrastructure to support marketing strategies and customer obligations.

Restructuring Costs. Restructuring costs for fiscal 2010 and 2009 were $26 million and $10 million, respectively, and relate primarily to the restructuring activities associated with our manufacturing operations in Germany.

Amortization of Intangible Assets. Amortization expense relates primarily to the intangible assets consisting of non-competition agreements, customer relationships and other intangible assets recorded at the time of the acquisition of Invensys Metering Systems and the intangible assets consisting of developed technology recorded as a result of the AMDS acquisition. Amortization of intangible assets decreased to $13 million for fiscal 2010 from $14 million for fiscal 2009 primarily due to one of our direct customer relationship assets having been fully amortized in fiscal 2009.

Loss on Debt Extinguishment. In fiscal 2010, the Company recorded a loss of $6 million on debt extinguishment related to the amendment of our senior credit facilities. See Note 9 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

Impairment of Goodwill. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2010 and 2009. In fiscal 2009, due to demand contractions in the automotive market, the Company determined that the goodwill in its precision die casting business unit was impaired and thus recorded a charge of $14 million.

Acquisition-Related Costs. In Fiscal 2010, the Company recorded approximately $1 million of acquisition costs related to the Telemetric acquisition, the purchase of the PDC Rongtai noncontrolling interest and an unconsummated acquisition.

Other Operating Expense, Net. Other operating expense, net of $3 million for fiscal 2010 and 2009 primarily consisted of recurring management fees of approximately $3 million paid to The Jordan Company, L.P.

Interest Expense, Net. Interest expense, net increased $4 million for fiscal 2010 as compared to fiscal 2009 and reflects the increase in interest rates related to the amendment to our senior credit facilities during the current fiscal year and the treatment of ineffective interest rate swaps.

Other Income (Expense), Net. Other income (expense), net was $2 million for fiscal 2010 and was less than ($1) million for fiscal 2009. Other income (expense), net principally relates to net transactional foreign currency gains and losses.

Provision for Income Taxes. Income tax provision was $8 million in fiscal 2010 and was $1 million for fiscal 2009, and reflects the Company’s pre-tax income (loss) based on the Company’s estimated annual effective tax rate. The $7 million increase in the tax provision reflects the increase in the U.S. income from the Utility Infrastructure and Related Communication Systems segment.

Consolidated Net Loss. Consolidated net loss of $5 million in fiscal 2010 narrowed by $11 million as compared to fiscal 2009 as a result of the factors described above.

Net Income Attributable to the Noncontrolling Interest. Net income attributable to the noncontrolling interest relates to the Company’s partner’s share of income or loss from our joint venture entities and increased slightly for fiscal 2010 as compared to fiscal 2009. The increase in fiscal 2010 is due to net improved results of operations of our joint ventures. The Company holds joint venture interests in entities in the Ukraine (51%), Algeria (55%) and China (55%). On September 29, 2009, the Company purchased the noncontrolling interest of PDC Rongtai. See Note 3 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

Net Loss Attributable to Controlling Interest. Net loss attributable to controlling interest of $7 million for fiscal 2010 narrowed by $11 million as compared to the net loss attributable to controlling interest of $18 million for fiscal 2009 as a result of the factors described above.

Fiscal Year Ended March 31, 2009 Compared with Fiscal Year Ended March 31, 2008

Net Sales.

(dollars in millions)	Year Ended March 31, 2009	Year Ended March 31, 2008	Dollar Change	Percent Change
Net sales	$791.9	$722.0	$69.9	10%

Net sales during fiscal 2009 increased $70 million, or 10%, compared to fiscal 2008 primarily due to increased demand for FlexNet AMI systems and SmartPoint products. Shipments of SmartPoint products increased to 1.9 million units, or over 550%, compared to fiscal 2008. Partially offsetting the increase in net sales was a reduction in demand for our water and gas offerings attributed to general global economic factors along with a recent historic low in building starts in the residential and commercial real estate markets in North America. Additionally, results were negatively impacted by reduced demand for our precision die cast products due to a weak U.S. automotive market.

Our top ten customers accounted for approximately 34% of net sales for fiscal 2009, and no individual customer accounted for more than 10% of net sales.

Gross Profit.

(dollars in millions)	Year Ended March 31, 2009	Year Ended March 31, 2008	Dollar Change	Percent Change
Gross profit	$199.4	$186.9	$12.5	7%
Gross profit as a percent of net sales	25%	26%		(4)%

Gross profit in dollars for fiscal 2009 was higher than fiscal 2008. FlexNet AMI systems and SmartPoint products were the most significant drivers. Increased gross profit in dollars was the result of increased product sales volumes and improved operating scale and efficiency in fiscal 2009 as compared to fiscal 2008, offset partially by increased operating and software development investments and reduced demands for water and gas offerings.

Selling, General and Administrative (“SG&A”) Expenses.

(dollars in millions)	Year Ended March 31, 2009	Year Ended March 31, 2008	Dollar Change	Percent Change
SG&A expenses	$134.0	$121.5	$12.5	10%
SG&A expenses as a percent of net sales	17%	17%		—

SG&A expenses for fiscal 2009 were higher than fiscal 2008 primarily due to our continued investment in product development and marketing and sales support primarily to support AMI growth. The Company’s cost structure reflected the increased spending to support the market demands of the AMI technology migration discussed above.

Restructuring Costs. Restructuring costs for fiscal 2009 and 2008 were $10 million and $7 million, respectively, and relate primarily to the restructuring activities associated with our manufacturing operations in Germany.

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

Other Operating Expense, Net. Other operating expense, net of $3 million for fiscal 2009 increased by $1 million from fiscal 2008 and primarily consisted of recurring management fees of approximately $3 million paid to The Jordan Company, L.P., partially offset by other non-recurring income.

Interest Expense, Net. Interest expense, net of $40 million decreased by $2 million for fiscal 2009 as compared to fiscal 2008 and reflects the Company’s decision to service debt early and lower interest rates, partially offset by interest expense related to the ineffectiveness of one of our interest rate swaps. During fiscal 2009, the Company reduced its indebtedness by $16 million.

Other Expense, Net. Other expense, net was less than $1 million for fiscal 2009 and was $2 million for fiscal 2008. Other expense, net principally relates to net transactional foreign currency gains and losses.

Provision (Benefit) for Income Taxes. Income tax provision was $1 million in fiscal 2009 and income tax benefit of ($1) million for fiscal 2008 reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate.

Consolidated Net Loss. Consolidated net loss of $16 million in fiscal 2009 increased $10 million as compared to fiscal 2008 as a result of the factors described above.

Net Income Attributable to the Noncontrolling Interest. Net income attributable to the noncontrolling interest relates to the Company’s partner’s share of income or loss from our joint venture entities and increased slightly for fiscal 2009 as compared to fiscal 2008 due to net improved results of operations of our joint ventures. The Company holds joint venture interests in entities in the Ukraine (51%), Algeria (55%) and China (55%).

Net Loss Attributable to Controlling Interest. Net loss attributable to controlling interest of $18 million for fiscal 2009 increased $10 million as compared to fiscal 2008 as a result of the factors described above.

Liquidity and Capital Resources

During fiscal 2010, we funded our operating, investing and financing requirements through cash flow generated from operating activities, borrowing under our credit facilities and cash on hand.

Net cash flow provided by operating activities in fiscal 2010, 2009 and 2008 was $73 million, $61 million and $51 million, respectively. The $12 million increase in cash provided by operating activities in fiscal 2010 compared to fiscal 2009 was primarily driven by cash flow generated from growth in our AMI business and decreased net trade working capital. Similarly, the $10 million increase in cash provided by operating activities in fiscal 2009 compared to fiscal 2008 was driven in large part by cash flow generated from growth in our AMI business.

Cash expenditures for restructuring for fiscal 2010, 2009 and 2008 were $18 million, $7 million and $6 million, respectively, and were reflected within cash used in operations. As of March 31, 2010, we had $16 million of restructuring accruals reflected on our consolidated balance sheet within current liabilities and other long-term liabilities. Cash restructuring expenses of approximately $20 million are expected to be incurred in fiscal 2011 as existing restructuring programs are implemented.

Cash used for investing activities were $64 million, $42 million and $29 million for fiscal 2010, 2009 and 2008, respectively. For fiscal 2010, 2009 and 2008, expenditures for property, plant and equipment (“PP&E”) were $34 million, $27 million and $23 million, respectively, of which 39%, 41% and 22%, respectively, reflected investment in the AMI business. PP&E expenditure requirements were comprised of equipment, molds and tooling for replacement and cost efficiency, and maintenance, safety and expansions that extend useful lives. In fiscal 2010, 2009 and 2008, respectively, we purchased intangible assets of $7 million, $1 million and less than $1 million. We incurred software development costs of $8 million, $9 million and $5 million for fiscal 2010, 2009 and 2008, respectively, related to the AMI business. For fiscal 2011, we expect to make expenditures for PP&E, intangible assets and software development costs of approximately $50 million reflecting our continuing emphasis on a growth-oriented investment program. Business acquisition expenditures in fiscal 2010 were $20 million, $13 million of which were contingent payments related to the performance of the acquired AMDS business and $7 million of which were related to the acquisition of substantially all of the assets and assumptions of certain liabilities of Telemetric. Business acquisition expenditures in fiscal 2009 were $5 million, $4 million of which were contingent payments related to the performance of the acquired AMDS business and $1 million of which relate to the acquisition of certain assets of Global Metering Systems, LLC. Business acquisition expenditures in fiscal 2008 of approximately $1 million reflected the contingent payments related to the performance of the acquired AMDS business. Proceeds from sale of assets of approximately $5 million in fiscal 2010 are primarily from the sale of the sale of the Company’s Orlando, Florida water meter manufacturing facility.

Net cash provided by (used in) financing activities was $12 million, $(16) million and $(22) million for fiscal 2010, 2009 and 2008, respectively. Net cash provided by financing activities for fiscal 2010 consisted primarily of $35 million of proceeds from debt issuance, $(9) million of debt issuance costs related to the amendment to our credit facility (see Note 9 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report and discussion below), $(8) million of principal payments on debt and $(6) million for the purchase of the PDC Rongtai noncontrolling interest. Net cash used in financing activities for fiscal 2009 consisted of $14 million of principal prepayments on the Company’s term loan facilities, $1 million in repayments of the Company’s loan to its Rongtai joint venture partner and $1.0 million in decreased short-term borrowings by Rongtai. In fiscal 2009, the Company settled the outstanding balance on its European term loan in its entirety. Net cash used in financing activities for fiscal 2008 consisted of $23 million in principal prepayments on the Company’s term loan facilities, partially offset by $1 million in increased short-term borrowings by Rongtai.

We entered into the senior credit facilities with a syndicate of financial institutions and institutional lenders on December 17, 2003. The credit facilities provide the Company with term loans, revolving loans and a letter of credit facility. The senior credit facilities were amended on July 23, 2009. The amendment extended the maturity of certain of the term loans by providing approximately $131 million of new term loans with a maturity date of June 3, 2013, the aggregate amount of which was deemed to convert a like amount of outstanding principal of previously existing term loans that had a maturity date of December 17, 2010. Approximately $28 million of term loans under the senior credit facility was not extended in connection with the amendment. The amendment also provided an additional $35 million in new term loans, extended the maturity date of the $70 million in revolving loan capacity from December 17, 2009 to December 17, 2012, increased the U.S. letter of credit availability from $20 million to $50 million and modified certain financial covenants to improve financial flexibility. See below for discussion of our total indebtedness at March 31, 2010.

Refer to Note 9 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report for a complete description of the aforementioned amendment and the related accounting treatment.

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

As of March 31, 2010, we had $466 million of total indebtedness outstanding, consisting of $275 million of senior subordinated notes, $186 million under the U.S. term loan facility and $5 million in short-term borrowings related to Rongtai. Interest expense, net, excluding amortization of deferred financing costs, was $41 million for fiscal 2010. The next scheduled principal payment on the term loan facility of approximately $7 million is due on June 30, 2010. There were no borrowings outstanding under the revolving credit facility at March 31, 2010; however, $15 million of the facility was utilized in connection with outstanding letters of credit. We were in compliance with all credit facility covenants at March 31, 2010.

We believe that cash on hand and expected cash flows from operations, together with available borrowings under the revolving credit facility constituting part of our senior secured credit facilities, will provide sufficient funds to enable us to fund our planned capital expenditures, make scheduled principal and interest payments and meet our other cash requirements for the foreseeable future. Our ability to make scheduled payments of principal of, or to pay interest on, or to refinance, our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

In conjunction with the AMDS acquisition, the Company is legally obligated to satisfy any additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $35 million for fiscal 2010 and $46 million cumulatively, net of $18 million previously paid ($1 million in fiscal 2008, $4 million in fiscal 2009 and $13 million in fiscal 2010) in accordance with the purchase agreement. In the accompanying consolidated balance sheet as of March 31, 2010, $29 million is classified as accruals and other current liabilities and $17 million is classified as other long-term liabilities. We believe that expected cash flows from operations will provide sufficient funds to fulfill this obligation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table is a summary of contractual cash obligations (excluding interest) as of March 31, 2010. The interest component of the Company’s term loan facility and senior subordinated notes is discussed in Note 9 of the “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Term loan facility	$22.7	$3.3	$160.0	$—	$186.0
Revolving loan facilities (1)	—	—	—	—	—
Operating leases	4.0	4.9	3.0	1.0	12.9
Senior subordinated notes	—	—	275.0	—	275.0

Total contractual cash obligations	$26.7	$8.2	$438.0	$1.0	$473.9

(1)	The revolving loan facilities provide for $70.0 million of borrowing capacity. The revolving credit facility matures in December 2012. As of March 31, 2010, $14.8 million of letters of credit were issued and are included in the $70.0 million of borrowing capacity under the revolving credit facility.

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

Revenue Recognition. Revenues are recognized when persuasive evidence of a sale arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. The Company has certain sales rebate programs with some customers that periodically require rebate payments. The Company estimates amounts due under these sales rebate programs at the point of sale. Net sales are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns and allowances. These estimates are based upon the Company’s historical experience. The Company records an allowance for sales returns based on the historical relationship between shipments and returns. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

In connection with its AMDS acquisition, the Company began to deploy its new advanced, fixed network AMI technology under long-term contracts, generally up to 20 years. These contracts contain multiple elements, including hardware, software, project management and installation services as well as ongoing customer support.

In October 2009, the FASB issued new revenue recognition guidance for multiple deliverable revenue arrangements which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires that the arrangement consideration be allocated to each deliverable based on the relative selling price. Concurrently, the FASB issued guidance modifying the scope of software revenue guidance for arrangements that include software elements to exclude software that is sold with a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality.

The Company elected to early adopt this accounting guidance retrospectively during the quarter ended March 31, 2010. Therefore, previously reported results both for the current fiscal year and fiscal 2009 and 2008 have been revised to reflect the impact of adoption. Upon adoption of the new guidance, the Company concluded that substantially all of its products and services are excluded from the scope of the software revenue recognition guidance. Refer to Note 1 and Note 2 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report for a detailed description of the retrospective application of these changes.

Pursuant to the new revenue recognition guidance, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or best estimated selling price (“BESP”) if neither VSOE nor TPE is available. In multiple element arrangements, revenue is allocated to each separate unit of accounting using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy.

The adoption of the new accounting principles increased the Company’s net sales by $231.1 million, $121.2 million and $27.8 million for fiscal 2010, 2009 and 2008, respectively. As of March 31, 2010, the total accumulated deferred revenue associated with the AMI long-term contract sales to date was $8.5 million, and accumulated deferred costs for such sales were $5.1 million.

This accounting for revenue recognition had no effect on cash flows as billings to customers under these contracts occur when the related products and services are delivered and the associated costs are incurred.

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

Intangible assets. Intangible assets historically have consisted of goodwill, trademarks and patents. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired. Patents and trademarks are stated at fair value on the date of acquisition. Goodwill and indefinite-lived intangible assets (trademarks and tradenames) are required to be tested at least annually for impairment using fair value measurement techniques.

We assess the fair value of our reporting units for goodwill impairment based upon an equal weighting of an income and market valuation methodology. If the carrying amount of the reporting unit exceeds the estimated fair value, goodwill impairment may be present. We measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. We are exposed to various market risk factors such as changes in foreign currency rates and fluctuating interest rates.

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of March 31, 2010, assets of foreign subsidiaries constituted approximately 27% of total assets. Foreign currency exchange rate exposure is most significant with respect to the euro. For the fiscal year ended March 31, 2010 and 2009, net sales were negatively impacted by the devaluation of foreign currencies, primarily the euro, versus the U.S. dollar by $2.8 million and $3.1 million, respectively.

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

Interest rate risk. Under the terms of the Company’s senior credit facilities, we pay a variable rate of interest based on the London Interbank Offering Rate (“LIBOR”) or the Alternate Base Rate (as defined in the credit agreement) and are subject to interest rate risk as a result of changes in these rates. The Company’s total indebtedness as of March 31, 2010 was $465.9 million, of which $190.9 million bears interest at variable rates. As of March 31, 2010, substantially all of our variable-rate borrowings were under the term loan facilities consisting of a B-1 tranche and a B-3 tranche. Term loans of $21.1 million under the B-1 tranche bear interest at LIBOR plus a 2% margin. Term loans under the B-3 tranche bear interest, at our option, at Adjusted LIBOR, as defined in the credit agreement, plus a 4.5% margin, or the Alternate Base Rate plus 3.5%. For the B-3 tranche, the credit facility provides for a LIBOR floor of 2.5% and an Alternate Base Rate floor of 3.5%. As of March 31, 2010, $160.0 million of the B-3 tranche was under the LIBOR option and $5.0 million of that tranche was under the Alternate Base Rate option. At March 31, 2010, the weighted-average interest rate on our term loan facility borrowings was approximately 6.5%. In addition, the Company has $100 million of interest rate swaps in place that pay a fixed rate of interest and receive LIBOR. Holding all other variables constant, a change in the LIBOR interest rate of 1%, after giving effect to the interest rate swaps, would impact annual interest costs by $0.9 million.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Sensus (Bermuda 2) Ltd.

We have audited the accompanying consolidated balance sheets of Sensus (Bermuda 2) Ltd. as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensus (Bermuda 2) Ltd. at March 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 2 to the consolidated financial statements, Sensus (Bermuda 2) Ltd. has retrospectively adopted the Financial Accounting Standards Board’s amended accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements.

/s/ Ernst & Young LLP

Raleigh, North Carolina

May 7, 2010

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	March 31, 2010	March 31, 2009
		(As revised)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59.2	$37.9
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.3 and $1.2 respectively	122.4	112.8
Other	1.9	2.9
Inventories, net	67.0	66.4
Prepayments and other current assets	12.9	11.8
Deferred income taxes	6.9	6.8
Deferred costs	5.1	5.7

Total current assets	275.4	244.3
Property, plant and equipment, net	136.3	131.5
Intangible assets, net	188.0	187.3
Goodwill	453.8	394.5
Deferred income taxes	16.4	18.8
Other long-term assets	25.1	21.9

Total assets	$1,095.0	$998.3

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$115.5	$87.1
Accruals and other current liabilities	115.7	80.7
Current portion of long-term debt	22.7	38.5
Short-term borrowings	4.9	4.9
Income taxes payable	0.3	2.9
Restructuring accruals	12.9	7.3
Deferred revenue	11.6	19.8

Total current liabilities	283.6	241.2
Long-term debt, less current portion	438.3	395.5
Pensions	53.1	44.4
Deferred income taxes	84.5	77.3
Deferred revenue	2.4	1.7
Other long-term liabilities	32.2	27.6

Total liabilities	894.1	787.7
Commitments and Contingencies (Note 19)
STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	251.7	245.4
Accumulated deficit	(54.4)	(46.9)
Accumulated other comprehensive (loss) income	(1.5)	0.2

Total stockholder’s equity	195.8	198.7

Noncontrolling interest	5.1	11.9

Total equity	200.9	210.6

Total liabilities and stockholder’s equity	$1,095.0	$998.3

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008
		(As revised)	(As revised)
NET SALES	$865.6	$791.9	$722.0
COST OF SALES	618.4	592.5	535.1

GROSS PROFIT	247.2	199.4	186.9
OPERATING EXPENSES:
Selling, general and administrative expenses	153.4	134.0	121.5
Restructuring costs	25.9	9.9	7.0
Amortization of intangible assets	13.0	13.5	19.7
Loss on debt extinguishment	5.9	—	—
Impairment of goodwill	—	14.4	—
Acquisition-related costs	1.2	—	—
Other operating expense, net	3.4	2.7	2.3

OPERATING INCOME	44.4	24.9	36.4
NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(43.6)	(39.9)	(41.8)
Other income (expense), net	1.9	(0.3)	(2.4)

INCOME (LOSS) BEFORE INCOME TAXES	2.7	(15.3)	(7.8)
PROVISION (BENEFIT) FOR INCOME TAXES	7.7	0.7	(1.4)

CONSOLIDATED NET LOSS	(5.0)	(16.0)	(6.4)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(2.5)	(2.4)	(1.9)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(7.5)	$(18.4)	$(8.3)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in millions)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2007	$—	$243.2	$(18.1)	$1.4	$226.5	$8.1	$234.6
Revisions (Note 2)	—	—	(0.9)	—	(0.9)	—	(0.9)

Revised Balance at March 31, 2007	—	243.2	(19.0)	1.4	225.6	8.1	233.7
Adoption of FIN 48 adjustment	—	—	(1.1)	—	(1.1)	—	(1.1)
Dividend payment to Joint Venture	—	—	—	—	—	(0.7)	(0.7)
Other comprehensive (loss) income:
Net loss	—	—	(8.3)	—	(8.3)	1.9	(6.4)
Foreign currency translation adjustment	—	—	—	4.8	4.8	—	4.8
Defined benefit pension plan adjustment, net of tax of $0.1 million	—	—	—	(2.9)	(2.9)	—	(2.9)
Unrealized loss on interest rate swaps, net of tax of $2.5 million	—	—	—	(3.6)	(3.6)	—	(3.6)

Total comprehensive loss					(10.0)	1.9	(8.1)
Adoption of FAS 158	—	—	—	3.2	3.2		3.2

Total comprehensive loss					(6.8)	1.9	(4.9)
Foreign currency translation adjustment related to noncontrolling interest						0.9	0.9

Revised Balance at March 31, 2008	—	243.2	(28.4)	2.9	217.7	10.2	227.9
Equity adjustment from parent related to AMDS acquisition	—	2.2	—	—	2.2	—	2.2
Dividend Payment to Joint Venture	—	—	—	—	—	(0.4)	(0.4)
Other comprehensive (loss) income:
Net loss	—	—	(18.4)	—	(18.4)	2.4	(16.0)
Foreign currency translation adjustment.	—	—	—	(5.3)	(5.3)	—	(5.3)
Defined benefit pension plan adjustment, net of tax of $0.4 million	—	—	—	1.3	1.3	—	1.3
Unrealized gain on interest rate swaps, net of tax of $0.9 million	—	—	—	1.3	1.3	—	1.3

Total comprehensive loss					(21.1)	2.4	(18.7)
Adoption of FAS 158	—	—	(0.1)	—	(0.1)	—	(0.1)
Foreign currency translation adjustment related to noncontrolling interest	—	—	—	—	—	(0.3)	(0.3)

Revised Balance at March 31, 2009	—	245.4	(46.9)	0.2	198.7	11.9	210.6
Equity adjustment from parent related to AMDS acquisition	—	15.0	—	—	15.0		15.0
Purchase of noncontrolling equity interest	—	(8.7)	—	—	(8.7)	(9.0)	(17.7)
Dividend payable to Joint Venture	—	—	—	—	—	(0.4)	(0.4)
Other comprehensive (loss) income:
Net loss	—	—	(7.5)	—	(7.5)	2.5	(5.0)
Foreign currency translation adjustment	—	—	—	3.0	3.0	—	3.0
Defined benefit pension plan adjustment, net of tax of $0.0 million	—	—	—	(6.6)	(6.6)	—	(6.6)
Unrealized gain on interest rate swaps, net of tax of $1.0 million	—	—	—	1.9	1.9	—	1.9

Total comprehensive loss					(9.2)	2.5	(6.7)
Foreign currency translation adjustment related to noncontrolling interest	—	—	—	—	—	0.1	0.1

Balance at March 31, 2010	$—	$251.7	$(54.4)	$(1.5)	$195.8	$5.1	$200.9

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008
		(As revised)	(As revised)
OPERATING ACTIVITIES:
Consolidated net loss	$(5.0)	$(16.0)	$(6.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	27.2	26.4	27.1
Amortization of intangible assets	13.0	13.5	19.7
Amortization of software development costs	5.3	6.7	0.9
Amortization of deferred financing costs	3.1	3.1	2.8
Deferred income taxes	2.8	(6.6)	(9.8)
Impairment of goodwill	—	14.4	—
Loss on debt extinguishment	5.9	—	—
Other non-cash (gain) loss	(1.6)	1.1	1.5
Changes in assets and liabilities used in operations, net of effects of acquisitions and divestitures:
Accounts receivable	(7.3)	(13.0)	(2.4)
Inventories	1.2	2.0	(5.3)
Other current assets	0.2	(1.0)	1.7
Accounts payable, accruals and other current liabilities	34.4	19.9	14.3
Income taxes payable	(2.2)	3.0	—
Deferred revenue less deferred costs primarily from long-term AMI electric and gas contracts	(7.5)	10.3	7.2
Other	3.3	(3.1)	—

Net cash provided by operating activities	72.8	60.7	51.3

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(33.7)	(26.7)	(22.8)
Purchases of intangible assets	(6.7)	(1.2)	(0.3)
Software development costs	(7.9)	(8.8)	(4.7)
Business acquisitions	(20.5)	(5.9)	(0.9)
Proceeds from sale of assets	4.5	0.2	—

Net cash used in investing activities	(64.3)	(42.4)	(28.7)

FINANCING ACTIVITIES:
(Decrease) increase in short-term borrowings	—	(1.0)	1.3
Proceeds from debt issuance	35.0	—	—
Principal payments on debt	(8.0)	(14.7)	(23.0)
Debt issuance costs	(8.8)	—	—
Purchase of noncontrolling equity interest	(6.0)	—	—

Net cash provided by (used in) financing activities	12.2	(15.7)	(21.7)
Effect of exchange rate changes on cash	0.6	(2.3)	1.8

INCREASE IN CASH AND CASH EQUIVALENTS	21.3	0.3	2.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$37.9	$37.6	$34.9

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 59.2	$37.9	$37.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:
Interest, net	$38.9	$36.2	$38.9

Income taxes, net of refunds	$6.7	$3.6	$4.0

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (NOTE 2):

During the year ended March 31, 2010, the 15,000 unvested preference shares issued in connection with the AMDS acquisition became vested with a redemption value of $15.0 million.

During the year ended March 31, 2010, paid-in capital decreased $8.7 million in connection with the purchase of the PDC Rongtai noncontrolling interest, representing the excess purchase price over the carrying value of the noncontrolling interest.

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Sensus (Bermuda 2) Ltd. (“Sensus 2”), a wholly owned subsidiary of Sensus (Bermuda 1) Ltd. (“Sensus 1”), together with its subsidiaries, referred to herein as the Company, is a leading provider of advanced metering and related communications solutions to the worldwide utility industry. The Company is a global manufacturer of water, gas, heat and electric meters, as well as a provider of comprehensive metering communications system solutions that include both automatic meter reading (“AMR”) and installation and maintenance of advanced metering infrastructure (“AMI”) systems. In addition, the Company produces pipe joining and repair products for water and natural gas utilities and is a supplier of precision-manufactured aluminum die castings.

The Company was formed on December 18, 2003 through the acquisition of the metering systems and certain other businesses of Invensys plc (“Invensys”). Prior to the acquisition, the Company had no active business operations. The metering systems businesses operated by Invensys prior to the acquisition are referred to herein as “Invensys Metering Systems.” The acquisition was financed through a combination of borrowings under a $230.0 million term loan facility that is part of the Company’s senior credit facilities, the issuance of $275.0 million of 8 5/8% senior subordinated notes due in 2013 (the “Notes”) and equity contributions from Sensus 1.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Subsidiaries for which the Company has the ability to exercise control are consolidated. All intercompany transactions and accounts have been eliminated.

Retrospective Adoption of New Accounting Principles

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. In the fourth quarter of fiscal 2010, the Company adopted the new accounting principles on a retrospective basis. The Company believes retrospective adoption provides the most comparable and useful financial information for financial statement users, is more consistent with the information the Company’s management uses to evaluate its business, and better reflects the underlying economic performance of the Company. The financial statements and notes to the financial statements presented herein have been adjusted to reflect the retrospective adoption of the new accounting principles.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Credit is extended by the Company based upon an evaluation of the customer’s financial position, and collateral generally is not required for the majority of its customers. The Company provides an allowance for doubtful accounts equal to estimated collection losses that will be incurred in the collection of receivables. Estimated losses are based on historical collection experience, as well as a review by management of the current status of all receivables. For certain customers in high risk countries, the Company may require the customer to obtain a letter of credit.

Inventories

Inventories, net are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost is determined based on standard cost with appropriate adjustments to approximate FIFO cost. Market is determined on the basis of estimated realizable values.

Property, Plant and Equipment

Property, plant and equipment, net are stated at cost, net of accumulated depreciation. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful life of the asset, as follows:

Buildings and improvements	13 to 50 years
Machinery and equipment	3 to 13 years
Computer equipment and software	3 to 5 years

Improvements and replacements are capitalized to the extent that they increase the useful economic life or increase the expected economic benefit of the underlying asset. Repairs and maintenance expenditures are charged to expense as incurred.

Software Development Costs

Software development costs are expensed as research and development costs until technological feasibility is established, at which point the costs of producing software products, including coding and testing, are capitalized. Capitalization ceases when the products are available for sale to customers, and amortization begins when the products are ready for general release. Software development costs are amortized using the straight-line method over the estimated economic life of the software. At March 31, 2010 and 2009, gross software development costs were $22.1 million and $14.1 million, respectively, and in fiscal 2010 and 2009, $5.3 million and $6.7 million of related amortization expense was recorded, respectively.

Each quarter or when a triggering event occurs, a net realizability test is performed on a product-by-product basis to ensure that the asset value has not been impaired. The unamortized capitalized costs did not exceed the net realizable value as of March 31, 2010 or during any of the quarters, and as such, there was no impairment.

Goodwill and Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements, developed technology and customer and distributor relationships. Goodwill at March 31, 2010 represents the excess of the purchase price paid by the Company for Invensys Metering Systems, NexusData, Inc., Advanced Metering Data Systems, L.L.C. (“AMDS”) and Telemetric Corporation (“Telemetric”) over the fair value of the net assets acquired (see Note 3). The purchase price allocation for these acquisitions resulted in $453.8 million of goodwill being

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded. The goodwill is attributed to the value placed on the Company being an industry leader with market-leading positions in the North American and European water metering markets, the North American clamps and couplings market segment and the expected synergies resulting primarily from the AMDS and Telemetric acquisitions. The Company is also a market leader in the North American gas metering market, the European heat metering market and the North American water AMI market. The Company has achieved these leadership positions by developing and manufacturing innovative products. In addition, future expansion of AMI technology provides a significant opportunity for the Company. Patents, tradenames, developed technology, customer and distributor relationships and non-competition agreements are stated at fair value on the date of acquisition as determined by an independent valuation firm. Trademarks are assumed to have indefinite lives and are not amortized. Patents and customer and distributor relationships are being amortized using the straight-line method over 3 to 15 years, and 5 to 25 years, respectively. The developed technology from the AMDS and Telemetric acquisitions is being amortized ratably over 5 to 12 years. The non-competition agreements are or have been amortized ratably over 4 years, based on the contractual period of the respective agreement.

The Company performs an annual goodwill impairment test during the fourth quarter of each fiscal year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. The Company established reporting units based on its current reporting structure and performs the impairment testing of goodwill at the reporting unit level. Separate valuations are performed for each of these reporting units in order to test for impairment.

The Company uses the two-step method to determine goodwill impairment. First, the carrying amount of the reporting unit is compared to the estimated fair value. For the purposes of testing goodwill, the carrying value has been allocated to these reporting units to the extent it relates to each reporting unit. Second, if the carrying amount of a reporting unit exceeds its estimated fair value, the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets. The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.

To determine the fair value of its reporting units, the Company equally considers both the income and market valuation methodologies. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. This method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period as well as determine the weighted average cost of capital to be used as the discount rate. Under the market approach, the Company estimates the fair value based on market multiples of EBITDA for comparable companies. These comparable public company multiples are then applied to the reporting unit’s financial performance. During the year ended March 31, 2010, the Company utilized trailing twelve months EBITDA market multiples for its reporting units. The market approach is more volatile as an indicator of fair value as compared to the income approach as internal forecasts and projections have historically been more stable. Since each approach has its merits, the Company equally weights the approaches to balance the internal and external factors affecting the Company’s fair value.

The Company’s fair value estimates of its reporting units and goodwill are sensitive to a number of assumptions including discount rates, cash flow projections, operating margins, and comparable market multiples. To determine the reasonableness of the calculated fair values, the Company reviews the assumptions to ensure that neither the income approach nor the market approach yielded significantly different valuations. The assumptions are updated each year for each reporting unit. Various assumptions are utilized including actual operating results, annual operating plans, strategic plans, economic projections, anticipated future cash flows, the

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

weighted average cost of capital, market data and EBITDA multiples. The assumptions that have the most significant effect on the fair value calculation are the weighted average cost of capital, the EBITDA multiples and terminal growth rates.

The Company did not recognize any goodwill or intangible asset impairment charges in fiscal 2010. Due to demand contractions in the automotive market, the Company determined that the goodwill in its precision die casting business unit, included in its All Other segment, was impaired and thus recorded a charge of $14.4 million in fiscal 2009.

In addition, the Company performed impairment testing of its tradenames as of February 28, using the same business models as used in its impairment testing for goodwill. To arrive at the fair value for the tradenames, the Company utilized the relief from royalty method for each reporting unit on the basis that a tradename has a fair value equal to the present value of the royalty income attributable to it. The fair values of the tradenames were compared to their carrying values. If the carrying values of the tradenames exceed their fair value, an impairment loss would be recognized in an amount equal to that excess. In all instances, the fair values of the future revenues associated with the tradenames exceeded the carrying value, and therefore no impairment was evident.

Impairment of Long-Lived Assets

Long-lived assets held for use are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset, or group of assets, may not be recoverable. If impairment indicators are present, these assets are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques.

Deferred Financing Costs

Other long-term assets at March 31, 2010 and 2009 include deferred financing costs of $11.8 million and $11.7 million, net of accumulated amortization of $22.2 million and $13.3 million, respectively. The costs paid to the lender to obtain, re-finance and amend long-term financing are being amortized using the effective interest method over the term of the related debt. Deferred financing costs and the related amortization expense are adjusted when any prepayments of principal are made on the outstanding debt. Amortization of deferred financing costs is included in interest expense and was $3.1 million, $3.1 million and $2.8 million for the years ended March 31, 2010, 2009 and 2008, respectively.

Restructuring

The Company’s liability for a cost associated with an exit or disposal activity is recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. Severance and related charges are accrued at the date the restructuring was approved by the Company’s Board of Directors based on an estimate of amounts that will be paid to affected employees in accordance with U.S. GAAP.

Warranty

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Warranty reserves are reflected within accruals and other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using enacted statutory tax rates applicable to future years when the temporary differences are expected to reverse. The Company records a valuation allowance when it determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has a tax holiday in China that provides an income tax benefit of $0.9 million for the current fiscal year. The tax holiday expired at the end of calendar year 2009.

Foreign Currency

Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses are translated at average exchange rates effective during the respective period. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholder’s equity. Foreign currency transaction gains (losses), net are included in other non-operating expense and were $0.9 million, ($0.4) million and ($2.3) million for the years ended March 31, 2010, 2009 and 2008, respectively.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. Additionally, the Company has certain sales rebate programs with some customers that periodically require rebate payments. The Company estimates amounts due under these sales rebate programs at the point of sale. Net sales are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns and allowances. These estimates are based upon the Company’s historical experience. The Company records an allowance for sales returns based on the historical relationship between shipments and returns. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

In October 2009, the FASB issued new revenue recognition guidance for multiple deliverable revenue arrangements which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires that the arrangement consideration be allocated to each deliverable based on the relative selling price. Concurrently, the FASB issued guidance modifying the scope of software revenue guidance for arrangements that include software elements to exclude software that is sold with a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality.

The Company elected to early adopt this accounting guidance retrospectively during the quarter ended March 31, 2010. Therefore, previously reported results for the current fiscal year and fiscal 2009 and 2008 have been revised to reflect the impact of adoption. Upon adoption of the new guidance, the Company concluded that substantially all of its products and services are excluded from the scope of the software revenue recognition guidance. See Note 2 for tables that present the effects of the retrospective application of these changes.

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has long-term contracts primarily from AMI electric and gas utility customers for the deployment of AMI technology systems that contain multiple elements including hardware, software, project management and installation services as well as ongoing customer support.

Pursuant to the new revenue recognition guidance, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. In multiple element arrangements revenue is allocated to each separate unit of accounting using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy.

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

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred and were $4.1 million, $3.7 million and $3.4 million for the years ended March 31, 2010, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses as incurred and were $41.2 million, $31.0 million and $26.6 million for the years ended March 31, 2010, 2009 and 2008, respectively.

Stock-Based Compensation

Sensus 1 maintains a Restricted Share Plan (the “Plan”) that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer, repurchase rights and other limitations as set forth in the related management subscription and shareholders’ agreement. As of March 31, 2010, there were 2,000,000 restricted shares of Sensus 1 authorized and 999,000 shares issued and outstanding. The outstanding restricted shares were purchased for $0.01 of cash consideration, which at the time of issuance was determined to be the fair market value. No awards were granted under the Plan in fiscal 2010 or fiscal 2009.

The Company accounts for its compensation cost related to share-based payment transactions based on estimated fair values. The Company performed a fair value analysis of its restricted shares as of the grant date and determined that no compensation expense was required to be recorded. For each reporting period, the Company will perform an evaluation of its contingent repurchase rights on an individual employee-by-employee basis. If the Company’s contingent repurchase features become probable, the Company will assess whether liability classification is appropriate. No compensation expense related to the Plan was recognized for the years ended March 31, 2010, 2009 and 2008.

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 19, 2007, the Company’s board of directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”), as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option Agreement. The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 2,000,000 shares of Sensus 1 Class B common stock authorized for issuance upon exercise of options granted pursuant to the Option Plan. The options awarded under the Option Plan have a contractual term of 10 years, and are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant, and vesting may accelerate upon the occurrence of certain stated liquidity events. As of March 31, 2010, 108,000 of the options outstanding under the Option Plan were vested.

Concentration of Credit and Workforce

Approximately 6%, 7% and 11% of total net sales for the years ended March 31, 2010, 2009 and 2008, respectively, was with one of the Company’s major customers and its affiliates. Approximately 11% and 13% of total accounts receivable at March 31, 2010 and 2009, respectively, was with another of the Company’s significant customers and its affiliates.

Approximately 34% of the Company’s labor force in the United States and Europe, is covered by collective bargaining agreements. Sensus Precision Die Casting, Inc., our subsidiary through which we operate our precision die casting product line, has a four-year agreement with the United Automobile Workers that expires on October 11, 2010. Our European operations have a five-year agreement with ZZO OZ KOVO CHIRANA-PREMA in Slovakia that expires on December 31, 2010. Additionally, our German unionized workforce that is represented by IG Metall has a current agreement that expires on June 30, 2012. The Nova Odessa/SP, Brazil facility has an agreement with Sindicato dos Trabalhadores das Indústrias Metalúrgicas Mecânicas e Materiais Electricos de Campinas e Ragião with an indefinite term, cancellable with one month notice. Smith-Blair Inc., our subsidiary through which we operate our Smith-Blair product line, has a four-year agreement with the United Steelworkers of America that expires on March 27, 2011. As of March 31, 2010, these agreements in aggregate cover 29% of the Company’s labor force.

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of sales and amounts billed to customers as revenues in the consolidated statements of operations. Shipping and handling costs were $15.5 million, $14.3 million and $12.6 million for the years ended March 31, 2010, 2009 and 2008, respectively.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the current fiscal year, fair value measurements affect the Company’s contingent consideration and derivative instruments as disclosed in Note 3 Acquisitions and Note 7 Financial Instruments, respectively, and pension plan assets as disclosed in Note 12 Retirement Benefits.

U.S. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable (unless a new election date occurs) and is applied to the entire financial instrument. The guidance was effective for the Company on April 1, 2008. The Company did not elect to adopt the fair value option for any financial instruments.

Fair Value of Financial Instruments

The carrying amounts of cash, trade receivables and trade payables approximated fair values as of March 31, 2010 and 2009. The estimated fair value of the Company’s term loans and revolving credit facility borrowings was $186.8 million and $143.9 million at March 31, 2010 and 2009 respectively. The estimated fair value of the Company’s 8.625% senior subordinated notes was approximately $272.3 million and $228.3 million at March 31, 2010 and 2009, respectively, compared to its face value of $275.0 million. The fair value of these notes was determined based upon recent market transactions and dealer indicative pricing.

Recent Accounting Pronouncements

Multiple-Deliverable Revenue Arrangements & Certain Revenue Arrangements that Include Software Elements

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

For multiple-element arrangements within the scope of these updated standards, revenue recognition should occur sooner, generally at the time of an element’s delivery, rather than being deferred as historically has been the case for our arrangements for which VSOE could not be established. The Company adopted these revised standards on a retrospective basis during the fourth quarter of fiscal 2010.

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	RETROSPECTIVE ADOPTION OF NEW ACCOUNTING PRINCIPLES

The following tables present the effects of the retrospective adoption of the new accounting principles to the Company’s previously reported Consolidated Balance Sheet as of March 31, 2009 (in millions, except share amounts):

	March 31, 2009
	As reported	Adjustments	As Revised
CURRENT ASSETS:
Cash and cash equivalents	$37.9	$—	$37.9
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.2	112.8	—	112.8
Other	2.9	—	2.9
Inventories, net	66.4	—	66.4
Prepayments and other current assets	11.8	—	11.8
Deferred income taxes	6.5	0.3	6.8
Deferred costs	10.6	(4.9)	5.7

Total current assets	248.9	(4.6)	244.3
Property, plant and equipment, net	131.5	—	131.5
Intangible assets, net	187.3	—	187.3
Goodwill	394.5	—	394.5
Deferred income taxes	39.5	(20.7)	18.8
Deferred costs	88.7	(88.7)	—
Other long-term assets	21.9	—	21.9

Total assets	$1,112.3	(114.0)	$998.3

CURRENT LIABILITIES:
Accounts payable	$87.1	$—	$87.1
Accruals and other current liabilities	80.7	—	80.7
Current portion of long-term debt	38.5	—	38.5
Short-term borrowings	4.9	—	4.9
Income taxes payable	2.9	—	2.9
Restructuring accruals	7.3	—	7.3
Deferred revenue	19.0	0.8	19.8

Total current liabilities	240.4	0.8	241.2
Long-term debt, less current portion	395.5	—	395.5
Pensions	44.4	—	44.4
Deferred income taxes	76.4	0.9	77.3
Deferred revenue	149.8	(148.1)	1.7
Other long-term liabilities	27.6	—	27.6

Total liabilities	934.1	(146.4)	787.7
Commitments and Contingencies
STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—	—
Paid-in capital	245.4	—	245.4
Accumulated deficit	(79.3)	32.4	(46.9)
Accumulated other comprehensive income	0.2	—	0.2

Total stockholder’s equity	166.3	32.4	198.7

Noncontrolling interest	11.9	—	11.9

Total equity	178.2	32.4	210.6

Total liabilities and stockholder’s equity	$1,112.3	$(114.0)	$998.3

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the effects of the retrospective adoption of the new accounting principles to the Company’s previously reported Consolidated Statements of Operations for the years ended March 31, 2009 and 2008 (in millions):

	Year Ended March 31, 2009
	As Reported	Adjustments	As Revised
NET SALES	$670.7	$121.2	$791.9
COST OF SALES	523.4	69.1	592.5

GROSS PROFIT	147.3	52.1	199.4
OPERATING EXPENSES:
Selling, general and administrative expenses	134.0	—	134.0
Restructuring costs	9.9	—	9.9
Amortization of intangible assets	13.5	—	13.5
Impairment of goodwill	14.4	—	14.4
Other operating expense, net	2.7	—	2.7

OPERATING (LOSS) INCOME	(27.2)	52.1	24.9
NON-OPERATING EXPENSE:
Interest expense, net	(39.9)	—	(39.9)
Other expense, net	(0.3)	—	(0.3)

LOSS BEFORE INCOME TAXES	(67.4)	52.1	(15.3)
(BENEFIT) PROVISION FOR INCOME TAXES	(19.9)	20.6	0.7

CONSOLIDATED NET LOSS	(47.5)	31.5	(16.0)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(2.4)	—	(2.4)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(49.9)	$31.5	$(18.4)

	Year Ended March 31, 2008
	As Reported	Adjustments	As Revised
NET SALES	$694.2	$27.8	$722.0
COST OF SALES	510.3	24.8	535.1

GROSS PROFIT	183.9	3.0	186.9
OPERATING EXPENSES:
Selling, general and administrative expenses	121.5	—	121.5
Restructuring costs	7.0	—	7.0
Amortization of intangible assets	19.7	—	19.7
Other operating expense, net	2.3	—	2.3

OPERATING INCOME	33.4	3.0	36.4
NON-OPERATING EXPENSE:
Interest expense, net	(41.8)	—	(41.8)
Other (expense), net	(2.4)	—	(2.4)

LOSS BEFORE INCOME TAXES	(10.8)	3.0	(7.8)
BENEFIT FOR INCOME TAXES	(2.6)	1.2	(1.4)

CONSOLIDATED NET LOSS	(8.2)	1.8	(6.4)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(1.9)	—	(1.9)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(10.1)	$1.8	$(8.3)

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	ACQUISITIONS

Rongtai. On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. The joint venture was called Sensus-Rongtai (Yangzhou) Precision Die Casting Co., Ltd. (“PDC Rongtai”). On September 29, 2009, the Company completed the acquisition of the 40% noncontrolling interest held by Yangzhou Runlin Investment Co., Ltd. As a result of the acquisition and in accordance with the terms of the equity transfer agreement, PDC Rongtai became wholly owned by a subsidiary of the Company and was subsequently renamed Sensus Precision Die Casting (Yangzhou) Co., Ltd. The terms of the agreement include total consideration with an estimated fair value of $17.7 million that consists of the following:

•	$6.0 million in cash at closing;

•	$4.8 million that is expected to be paid in October 2010;

•	$6.5 million of estimated contingent consideration based on certain earnings performance measures that is expected to be paid in August 2010; and

•	$0.4 million installment that is expected to be paid in September 2011.

The carrying value of the non-controlling interest at September 29, 2009 was $9.0 million. The $8.7 million of excess consideration paid and to be paid over the carrying value of the noncontrolling interest decreased paid-in capital.

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

Telemetric. On June 30, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of Telemetric for approximately $6.8 million in cash at closing and $1.0 million payable within approximately one year of the closing date of the related asset purchase agreement. Additional cash consideration may become payable based on the performance of the acquired business through June 2013. Acquisition-date fair value for this contingent consideration was estimated at $3.9 million. The Company financed the transaction primarily with cash on hand and borrowings under its senior credit facilities. Telemetric provides utilities with distribution automation systems that use commercial cellular networks and PowerVistaTM, a web-based software application. This acquisition is expected to provide the Company with a significant and established presence in the distribution automation portion of the utility landscape and augment the Company’s AMI and smart grid solutions.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Acquisition-related costs of $0.3 million are classified as acquisition-related costs in the accompanying consolidated statement of operations.

The contingent consideration component of the purchase consideration will become payable if the acquired business achieves certain financial performance measures through June 2013, and is subject to a $12 million cap. Payments on an undiscounted basis are projected to be $5.8 million. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted based upon a weighted-average cost-of-capital (“WACC”) in arriving at the acquisition-date fair value of $3.9 million. The WACC was developed using market participant company data, a level 2 input in the fair value hierarchy. From the date of acquisition to March 31, 2010, there have been no significant changes in the $5.8 million estimate of undiscounted cash flows. During that same time period, $0.5 million was accreted to the fair value of the contingent consideration for the passage of time, with the corresponding expense classified as acquisition-related costs in the accompanying consolidated statement of operations.

The following table presents the fair value measurements of contingent consideration and the associated fair value hierarchy level as of March 31, 2010 (in millions):

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$4.4	$—	$—	$4.4	(1)

(1)	Note that because there are both level 2 and level 3 inputs included in the determination of fair value of the contingent consideration, the Company has characterized this measure as level 3.

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Global Metering Systems. On January 22, 2009, the Company acquired certain assets of Global Metering Systems, LLC (“Global Metering”), a manufacturer of gas regulators for the residential utility market. This purchase enabled the Company to expand its product offerings, by adding residential service regulators, and installed customer base. The preliminary purchase price for the net assets of Global Metering was $1.3 million as of March 31, 2010. The assets acquired consisted of inventory valued at $0.4 million, property, plant and equipment valued at $0.6 million and a customer list valued at $0.3 million.

AMDS. On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $62.6 million consisting of $49.8 million in cash and 15,000 vested preference shares issued by Sensus 1. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Sensus 1, cash on hand and utilization of the Company’s revolving credit facility. As discussed below, the vested preference shares were subject to mandatory redemption by Sensus 1 for $15 million at the option of the holder once certain future financial performance targets were achieved.

This purchase provides the Company with core capability to deliver comprehensive AMI technology with robust two-way offerings to the electricity market and powerful one-way solutions for the water and gas markets, which complements the Company’s existing AMR technologies. Prior to the acquisition, the Company had marketed AMDS’ technology to the electric utility and combined utility markets in North America under an exclusive licensing agreement. The Company has finalized the purchase price allocation attributable to the AMDS acquisition, subject to the payment of any additional future consideration to AMDS discussed below. As of March 31, 2010, $69.0 million of goodwill, of which $55.5 million is expected to be deductible for tax purposes, was allocated to this acquisition.

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

The Company is also required to make additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $34.8 million for fiscal 2010 and $45.6 million cumulatively, net of $18.9 million paid in accordance with the purchase agreement ($0.9 million in fiscal 2008, $4.6 million in fiscal 2009 and $13.4 million in fiscal 2010). In the accompanying consolidated balance sheet as of March 31, 2010, $28.5 million is classified as accruals and other current liabilities and $17.1 million is classified as other long-term liabilities. The offset to these gross accrued amounts reflects additional purchase price and is classified as goodwill.

In addition, on the date of acquisition, Sensus 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15 million if the specified performance thresholds are achieved over the relevant period. During fiscal 2010, the performance thresholds were achieved related to the unvested preference shares, and all of these preference shares became vested. Accordingly, 15,000 vested preference shares were released from restrictions, and in fiscal 2010, AMDS opted to have the 15,000 unrestricted shares redeemed for cash. As required by the AMDS purchase agreement, the $15 million was funded by Sensus 1, and thus the Company’s cash position was not impacted.

Cumulative accrued amounts to be paid in cash, any additional future cash consideration and the fair value of the unvested preference shares represent additional purchase price and will increase the amount of recorded

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill when the contingencies are resolved. The operating results from the AMDS acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

4.	INTANGIBLE ASSETS

Goodwill by reportable business segment at March 31, 2010, 2009 and 2008 (in millions):

	Utility infrastructure and related communication systems	All other	Total
Balance as of April 1, 2008
Goodwill	$322.4	$55.2	$377.6
Acquired during the year	31.3	—	31.3
Impairment loss	—	(14.4)	(14.4)
Balance as of March 31, 2009
Goodwill	353.7	55.2	408.9
Accumulated impairment losses	—	(14.4)	(14.4)

	353.7	40.8	394.5
Acquired during the year	59.3	—	59.3
Balance as of March 31, 2010
Goodwill	413.0	55.2	468.2
Accumulated impairment losses	—	(14.4)	(14.4)

	$413.0	$40.8	$453.8

Intangible assets are summarized as follows (in millions):

	March 31, 2010		March 31, 2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$453.8	$—	$394.5	$—
Tradenames (indefinite lived)	25.0	—	27.1	—

	478.8	—	421.6	—
Intangible assets subject to amortization:
Distributor and marketing relationships	204.5	(67.2)	193.8	(58.5)
Developed technology	28.3	(8.3)	26.0	(5.8)
Non-competition agreements	30.5	(30.4)	30.5	(30.3)
Patents	16.4	(12.8)	15.8	(11.5)
Tradenames (definite lived)	3.2	(1.2)	0.2	—

	282.9	(119.9)	266.3	(106.1)

Total intangible assets	$761.7	$(119.9)	$687.9	$(106.1)

The following presents the estimated amortization expense (in millions) for intangible assets for each of the next five fiscal years:

Years Ended March 31
2011	$13.3
2012	12.8
2013	11.6
2014	11.5
2015	11.4

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the weighted-average amortization periods in years for intangible assets subject to amortization as of March 31, 2010:

Distributor and marketing relationships	20.8
Developed technology	11.9
Non-competition agreements	4.0
Patents	6.8
Tradenames (definite lived)	2.9
All intangible assets	17.3

The following represents a reconciliation of the changes in goodwill (in millions) for the periods presented:

Goodwill at March 31, 2008	$377.6
AMDS acquisition-related adjustments	31.4
PDC impairment	(14.4)
Foreign currency translation adjustment	(0.1)

Goodwill at March 31, 2009	$394.5
AMDS acquisition-related adjustments	53.0
Telemetric acquisition-related adjustments	6.2
Foreign currency translation adjustment	0.1

Goodwill at March 31, 2010	$453.8

The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2010. The Company determined that no impairment of goodwill existed as of March 31, 2010. Due to demand contractions in the automotive market in fiscal 2009, the Company determined that the goodwill in its precision die casting business unit was impaired and thus recorded a charge of $14.4 million. This impairment charge is reflected as a separate line item within operating expense in the consolidated statement of operations and in the consolidated statement of cash flows.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is summarized as follows (in millions):

	March 31, 2010	March 31, 2009
Land, buildings and improvements	$51.5	$51.1
Machinery and equipment	204.3	179.8
Construction in progress	13.6	8.7

Total property, plant and equipment	269.4	239.6
Less accumulated depreciation	(133.1)	(108.1)

Property, plant and equipment, net	$136.3	$131.5

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2010	March 31, 2009
Raw materials, parts and supplies	$37.4	$36.8
Work in process	10.4	11.3
Finished goods	21.1	20.0
Allowance for shrink and obsolescence	(1.9)	(1.7)

Inventories, net	$67.0	$66.4

7.	FINANCIAL INSTRUMENTS

The Company utilizes derivative instruments, specifically forward contracts and interest rate swap agreements, to manage its exposure to market risks such as foreign currency exchange and interest rate risks. The Company records derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value.

As of March 31, 2010, the Company had one foreign currency forward contract outstanding, with an expiration date of April 8, 2010, to sell approximately $2.1 million, by buying 1.5 million EUR. Such contracts are arranged to manage the exposure to foreign currency risks related primarily to certain intercompany receivable and payable balances denominated in those currencies and substantially offset exchange losses and gains on underlying exposures. Gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other non-operating income (expense) in the Company’s consolidated statements of operations. The Company does not utilize hedge accounting treatment for its forward contracts. The Company recorded a net gain of less than $0.1 million and net losses of $0.7 million and $1.2 million for fiscal 2010, 2009 and 2008, respectively, on the foreign currency forward contracts, which included an immaterial amount in fiscal 2010 and $0.6 million and $1.6 million of realized losses upon settlement of certain contracts in each of fiscal 2009 and 2008.

The Company utilizes interest rate swap agreements to mitigate its exposure to fluctuations in interest rates on variable-rate debt. The Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at specified fixed rates.

The following table describes the terms of the Company’s interest rate swap agreements as in effect on March 31, 2010:

Trade Dates	Effective Dates	Maturity Dates	Notional Amounts (in millions)	Pay Fixed Rates	Receive Three-Month LIBOR as of March 31, 2010
December 9, 2005	January 20, 2006	September 30, 2010	$50.0	4.927%	0.24875%
March 24, 2006	August 22, 2006	June 30, 2010	50.0	5.121%	0.25125%

Total			$100.0

As of March 31, 2010, the Company has discontinued the hedging relationship on all of its outstanding interest rate swaps, and accordingly we no longer receive hedge accounting treatment for changes in market

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value. Prior to termination of the hedging relationship, changes in market value were recorded in other comprehensive income on the consolidated balance sheet. Upon termination of the hedging relationship, the amount recorded in other comprehensive income was fixed and will be amortized to income through interest expense over the remaining life of the swap. Prospectively, all changes in the fair market value of the swaps will be recorded through earnings in interest expense. All of the Company’s interest rate swaps are due to expire by September 30, 2010.

The following table shows how the swap contracts were recorded on the Company’s consolidated balance sheet at fiscal year end (in millions):

	March 31, 2010	March 31, 2009
Swap interest payable, net	$0.7	$0.6
Swap fair value (other current liabilities)	1.8	—
Swap fair value (other long-term liabilities)	—	5.6
Other comprehensive income	1.0	4.5

During fiscal 2010, the Company amortized $1.7 million (net of tax of $1.0 million) of other comprehensive income and reported an unrealized gain of $0.5 million due to the change in market value of the swap contracts. For fiscal 2011, the Company anticipates amortization expense of $0.6 million (net of tax of $0.4 million).

Our derivative instruments are valued using modeling techniques that incorporate level 2 observable inputs as defined by U.S. GAAP. Key inputs include interest rate yield curves, foreign exchange rates, spot prices and volatility. The following table presents the fair value measurements of our derivatives and their associated fair value hierarchy level as of March 31, 2010 (in millions):

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$1.8	$—	$1.8	$—

As of March 31, 2010, interest rate swaps are classified within accruals and other current liabilities on the Company’s consolidated balance sheet.

8.	RESTRUCTURING COSTS

For the year ended March 31, 2010, the Company incurred restructuring costs of $25.9 million, primarily related to the rationalization of its water and heat meter product lines across Europe, the Middle East/Africa and South America and an early retirement program in Germany.

On September 18, 2008, Sensus GmbH, Ludwigshafen, a subsidiary of the Company, reached an understanding with its German works council on the general terms of a restructuring of the Ludwigshafen operations. The restructuring is part of a plan adopted by the Company to improve the competitiveness of its German operations. The restructuring is expected to include the closure of certain production lines at the facility and a reduction of approximately 180 employees. As a result of this reduction of employees, the Company expects to record total charges of approximately $27.3 million of severance and related payroll costs. The Company currently expects that these restructuring measures will be concluded by December 31, 2011. During

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the current fiscal year, under this plan the Company accrued $21.0 million for the reduction of approximately 119 employees. Costs of $2.9 million were incurred primarily for existing German restructuring programs (as described below) and $2.0 million for other restructuring programs throughout the fiscal year.

For the year ended March 31, 2009, the Company incurred restructuring costs of $9.9 million, primarily related to a plan adopted by the Company to improve the competitiveness of its German operations. Under this plan the Company accrued $5.6 million for the reduction of approximately 57 employees for fiscal 2009. Costs of $2.9 million were incurred primarily for existing German restructuring programs (as described below) and $1.4 million for other restructuring programs throughout the year.

For the year ended March 31, 2008, the Company incurred restructuring costs of $7.0 million, primarily related to a plan to rationalize its water meter product lines across Europe, the Middle East/Africa and South America. These costs are attributable to the Company’s focus on improving returns in its core water metering businesses by rationalizing manufacturing capacity and related administrative overheads. These restructuring activities affected both direct and indirect headcount and resulted in a net reduction of 30 employees across Europe and South America. Specific initiatives included the discontinuation of selected product lines in Germany and North Africa, outsourcing of certain product lines, the reorganization of the Western Europe sales organization, rationalization of administrative support for the new Global Water organization and the elimination of certain dormant legal entities in the U.K. A significant portion of the costs recognized in fiscal 2008 relate to an early retirement program in Germany, which continued through fiscal 2010.

The following reflects activity associated with costs related to the Company’s restructuring initiatives (in millions):

	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008
Employee severance and exit costs:
Accrued	$22.5	$8.2	$5.1
Expensed as incurred	2.6	1.5	1.5
Impairment of long-lived assets	0.1	0.2	—
Inventory write-down	—	—	0.3
Contract termination costs	0.7	—	—
Legal costs expensed as incurred	—	—	0.1

Total	$25.9	$9.9	$7.0

Changes in restructuring accruals are summarized as follows (in millions):

	Year Ended March 31, 2010	Year Ended March 31, 2009
Balance at beginning of year	$9.1	$7.6
Cash payments	(15.3)	(5.9)
Accrual of new committed/announced programs	22.5	8.2
Foreign currency translation adjustment	(0.4)	(0.8)

Balance at end of year	$15.9	$9.1

Current portion	$12.9	$7.3
Non-current portion	3.0	1.8

Total	$15.9	$9.1

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring accruals are reflected within current liabilities and other long-term liabilities in the accompanying consolidated balance sheets. As of March 31, 2010, restricted cash of $4.0 million, comprising $1.8 million classified as other long-term assets and $2.2 million classified as prepayments and other current assets in the accompanying consolidated balance sheet, was earmarked to fund the Company’s early retirement contracts for certain of its German employees.

9.	DEBT

On December 17, 2003, the Company entered into a term loan credit agreement (the “Credit Agreement”) with Credit Suisse (formerly known as Credit Suisse First Boston) under which the Company has outstanding Term B-1 loans at March 31, 2010 of $21.1 million. Interest on borrowings under the Credit Agreement accrues at adjusted LIBOR or the Alternate Base Rate, as defined in the Credit Agreement, plus an applicable margin. The margin on rates linked to LIBOR is 2% and the margin on rates linked to the Alternate Base Rate is 1%. The weighted-average interest rate for these loans was approximately 2.25% at March 31, 2010. The term loans require quarterly payments of principal and interest, and the facility matures on December 17, 2010.

The senior credit facilities were amended on July 23, 2009. The amendment extended the maturity of certain of the term loans by providing approximately $131.2 million of new term loans with a maturity date of June 3, 2013, the aggregate amount of which was deemed to convert a like amount of outstanding principal of previously existing term loans that had a maturity date of December 17, 2010. Approximately $27.8 million of term loans under the senior credit facilities were not extended in connection with the amendment, of which $21.1 million remains outstanding. The amendment also provided an additional $35.0 million in new term loans, extended the maturity date of the $70.0 million in revolving loan capacity from December 17, 2009 to December 17, 2012, increased the U.S. letter of credit availability from $20.0 million to $50.0 million and modified certain financial covenants to improve financial flexibility.

At March 31, 2010, the Company had no revolving loans outstanding under the revolving credit facility; however, $14.8 million of the facility was utilized in connection with outstanding letters of credit. Letter of credit fees are based on 3.625% of the outstanding letters of credit balance and totaled $0.3 million in fiscal 2010. This facility expires on December 17, 2012.

The amendment provides for a LIBOR floor of 2.5% and an Alternate Base Rate floor of 3.5% applicable to certain term loans and revolving loans. Term loans under the senior credit facilities bear interest, at the Company’s option, at Adjusted LIBOR, as defined in the credit agreement, plus a 4.5% margin, or the Alternate Base Rate, as defined in the credit agreement, plus 3.5%. Revolving loans under the amended senior credit facilities bear interest, at our option at Adjusted LIBOR plus a 3.5% margin, or the Alternate Base Rate plus 2.5%, exclusive in each case of a 1% facility fee.

The Company determined that the amendment should be treated as an extinguishment of debt. Accordingly, the following transactions were reflected:

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

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Credit Agreement, as amended, contains certain terms, covenants, conditions and financial ratio requirements that impose substantial limitations on the Company. The Company was in compliance with all covenants at March 31, 2010. The Credit Agreement is guaranteed by the Company’s wholly owned U.S. domestic subsidiaries and is secured by substantially all of their real and personal property. The Company is required under the Credit Agreement to make mandatory prepayments of its loan facilities, subject to certain exceptions, out of, among other things a) net cash proceeds received from the sales of certain assets; b) the issuance of indebtedness for money borrowed; and c) a percentage of the Company’s excess cash flow, as defined.

At March 31, 2010, the Company had $275.0 million of 8.625% senior subordinated notes outstanding, which mature on December 15, 2013. Interest is payable semi-annually on June 15 and December 15. The Notes are unsecured obligations of Sensus USA Inc. and are guaranteed on a senior subordinated basis by Bermuda 2 and, subject to certain limited exceptions, its U.S. subsidiaries.

The Company’s total indebtedness outstanding consists of the following (in millions):

	March 31, 2010	March 31, 2009
Current portion of U.S. term loan facility	$22.7	$38.5
Short-term borrowings—PDC Yangzhou	4.9	4.9

Total current portion of long-term debt and short-term borrowings	27.6	43.4
U.S. term loan facility	163.3	120.5
Senior subordinated notes	275.0	275.0

Total long-term debt	438.3	395.5

Total debt	$465.9	$438.9

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents the scheduled maturities of long-term debt for the fiscal years ended March 31 (in millions):

2011	$22.7
2012	1.7
2013	1.7
2014	434.9
2015	—
Thereafter	—

Total long-term debt	$461.0

10.	WARRANTY OBLIGATIONS

Changes in product warranty reserves are summarized as follows (in millions):

	Year Ended March 31, 2010	Year Ended March 31, 2009
Balance at beginning of year	$11.7	$10.7
Warranty provision	6.6	12.5
Settlements made	(8.2)	(11.0)
Foreign currency translation adjustment	0.2	(0.5)

Balance at end of year	$10.3	$11.7

Current portion	$8.8	$8.7
Non-current portion	1.5	3.0

Total	$10.3	$11.7

11.	ACCRUALS AND OTHER CURRENT LIABILITIES

Accruals and other current liabilities are summarized as follows (in millions):

	March 31,
	2010	2009
Accrued employee related and payroll costs	$30.0	$28.6
Interest payable	11.7	7.9
Customer support accruals	9.5	9.6
Accrued other taxes payable	5.0	5.0
Warranty obligations	8.8	8.7
Accrued AMDS contingent payments (Note 3)	36.1	13.6
Other	14.6	7.3

Accruals and other current liabilities	$115.7	$80.7

12.	RETIREMENT BENEFITS

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

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conformity with the funding requirements of laws and governmental regulations applicable in the respective country.

German Pension Plan

The following table reflects the benefit obligation and net liability information for participants in the German pension plan (in millions):

	Year Ended March 31, 2010	Year Ended March 31, 2009
Change in projected benefit obligation:
Benefit obligation at beginning of year	$44.5	$54.3
Service cost	0.6	0.7
Interest cost	2.9	2.8
Amendments	0.4	0.3
Actuarial loss (gain)	6.2	(2.2)
Benefits paid	(2.6)	(2.6)
Foreign currency translation adjustment	0.8	(8.8)

Benefit obligation at end of year	$52.8	$44.5
Liability on balance sheet consists of:
Current pension liability	$2.6	$2.5
Long-term pension liability	50.2	42.0

Liability on balance sheet	$52.8	$44.5

Amounts recognized in accumulated other comprehensive loss:
Actuarial (loss) gain	$(3.7)	$2.9
Unrecognized prior service cost	(2.4)	(2.9)

Net amount recognized	$(6.1)	$0.0

Weighted-average assumptions used to determine benefit obligations as of measurement date:
Discount rate	5.25%	6.25%
Rate of compensation increase	2.25%	2.25%

The following table provides a reconciliation of net periodic benefit cost for the German pension plan (in millions):

	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008
Service cost	$0.6	$0.7	$0.8
Interest cost	2.9	2.8	2.4
Amortization of prior service cost	0.4	0.4	0.3

Net periodic benefit cost	$3.9	$3.9	$3.5

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.25%	5.50%	4.75%
Compensation increase rate	2.25%	2.00%	1.50%

The Company expects to pay benefits under its German pension benefit plan of $2.7 million in fiscal 2011, 2012 and 2013, $2.9 million in fiscal 2014, and $15.8 million collectively for the five years thereafter.

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Pension Plan

The following table provides a reconciliation of projected benefit obligation, plan assets and funded status for the U.S. pension plan (in millions):

	Year Ended March 31, 2010	Year Ended March 31, 2009
Change in projected benefit obligation:
Benefit obligation at beginning of year	$5.4	$4.5
Service cost	1.0	1.3
Interest cost	0.4	0.3
Actuarial loss (gain)	1.2	(0.8)
Benefits paid	(0.1)	(0.1)
Plan amendments	—	0.2

Benefit obligation at end of year	$7.9	$5.4

Change in plan assets and funded status:
Fair value of plan assets at beginning of year	$3.0	$3.5
Actual return on plan assets	1.2	(1.3)
Employer contributions	0.9	0.9
Benefits paid	(0.1)	(0.1)

Fair value of plan assets at end of year	5.0	3.0

Underfunded status at end of year	$2.9	$2.4

Long-term pension liability on balance sheet	$2.9	$2.4

Amounts recognized in accumulated other comprehensive loss:
Actuarial loss	$1.7	$1.4
Unrecognized prior service cost	0.2	0.3

Total amount recognized	$1.9	$1.7

Weighted-average assumptions used to determine benefit obligations as of measurement date:
Discount rate	6.00%	7.25%

The following table provides a reconciliation of net periodic pension cost for the U.S. pension plan (in millions):

	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008
Service cost	$1.0	$1.3	$1.1
Interest cost	0.4	0.3	0.2
Amortization of net loss	0.1	0.0	0.0
Expected return on plan assets	(0.3)	(0.3)	(0.2)

Net periodic benefit cost	$1.2	$1.3	$1.1

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	7.25%	6.00%	5.75%
Expected rate of return on plan assets	7.50%	7.75%	7.75%

The Company’s investment strategy is to build an efficient, well-diversified portfolio based on a long-term strategic outlook of the investment markets. The investment markets outlook utilizes both historical-based and forward-looking return forecasts to establish future return expectations for various asset classes. These return

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expectations are used to develop a core asset allocation based on the specific needs of the plan. The core asset allocation utilizes multiple investment managers to maximize the plan’s return while minimizing risk.

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

The table below presents information about our plan assets measured and recorded at fair value as of December 31, 2009, and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values (see Fair Value Measurements in Note 1).

Investment Option (in millions)	Level 1* (Quoted prices in active markets)	Level 2** (Significant other inputs including daily pricing)	Level 3*** (Unobservable inputs)
Mutual Funds
MFS Value A Fund	$0.5	—	—
Aim Intl Growth A Fund	0.2	—	—
Vanguard Developed Markets Ind Fund	0.2	—	—
All Other	0.4	—	—
Separate Accounts
Principal Core Plus Bond I SA-R6	—	$0.6	—
Principal Large Cap Growth II SA-R6	—	0.6	—
Principal Bond and Mortgage SA-R6	—	0.8	—
Principal Large Cap S&P 500 S&P 500 In SA-R6	—	0.4	—
All Other	—	0.7	—
Principal U.S. Property SA-R6	—	—	$0.1

TOTAL	$1.3	$3.1	$0.1

*	Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments will primarily hold stocks or bonds, or a combination of stocks and bonds.
**	Level 2 investments represent either a separate account that may invest in mutual fund(s) or directly into securities, primarily stocks or bonds, or a combination of stocks and bonds. For those that invest in mutual fund(s), a publicly quoted price is used to determine the net asset value of the pooled separate accounts, which is not publicly quoted. For those that invest directly in securities, the majority of the securities have observable level 2 pricing inputs, including quoted prices for similar assets in active or non-active markets. Most of the security prices were obtained from a pricing service, Interactive Data Corporation.
***	Level 3 – the single level 3 investment is the Principal U.S. Property SA-R6. This separate account invests mainly in commercial real estate and includes mortgage loans which are backed by the associated properties. These underlying real estate investments have unobservable level 3 pricing inputs.

The Company expects to continue to make contributions sufficient to fund benefits paid under its U.S. pension plan. Such contributions are anticipated to approximate $1.1 million during fiscal 2011. The Company expects to pay benefits under the plan of $0.2 million in fiscal 2011 and 2012, $0.3 million in fiscal 2013 and 2014, $0.4 million in fiscal 2015, and $3.8 million collectively for the five years thereafter.

Defined-Contribution Savings Plans

The Company sponsors certain defined-contribution savings plans for eligible employees. The Company contributed $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employees’

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pensionable earnings. As of calendar year 2010, the Company contributes $1.00 for every $1.00 of the first 3% that an employee contributes and $0.50 for every $1.00 of employee contributions of the next 2% that the employee contributes up to a maximum of 4% of the eligible employees’ pensionable earnings. Further, in fiscal 2009 and 2008, the Company contributed 4.2% of all eligible employees’ pensionable earnings and in fiscal 2010, the Company contributed 3% of all eligible employees’ pensionable earnings to their 401(k) account, for each respective calendar year. Pensionable earnings consist of base salary, including overtime and performance-based incentive compensation. Total expense related to these plans was $3.3 million, $4.3 million and $3.7 million for the years ended March 31, 2010, 2009 and 2008, respectively.

13.	OPERATING LEASES

The Company leases certain offices, warehouses, manufacturing facilities, automobiles, and equipment. Generally, these leases carry renewal provisions. Rent expense for operating leases was $4.2 million, $3.9 million, and $3.0 million for the years ended March 31, 2010, 2009 and 2008, respectively.

Future minimum lease payments, by year and in the aggregate, under operating leases consist of the following at March 31, 2010 (in millions):

Year Ending March 31,
2011	$4.0
2012	3.0
2013	1.9
2014	1.5
2015	1.5
Thereafter	1.0

Total	$12.9

14.	INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	Year Ended March 31, 2010	Year Ended March 31, 2009
Gross unrecognized tax benefits at beginning of year	$2.8	$2.8
Increases to tax positions of current year	0.5	0.4
Increases to tax positions of prior years	0.2	0.1
Decreases to tax positions of prior years	(0.2)	—
Decreases due to lapse of applicable statute of limitations	—	(0.3)
Decreases related to settlements with taxing authorities	—	(0.2)

Gross unrecognized tax benefits at end of year	$3.3	$2.8

The Company had $3.8 million of net unrecognized tax benefits as of March 31, 2010, including interest and penalties, $3.1 million of which is reflected in other long-term liabilities on the accompanying consolidated

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheet. The total amount of net unrecognized tax benefits that, if recognized in a future period, would affect the effective tax rate was $3.8 million as of March 31, 2010.

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2010 and 2009, the Company accrued $0.9 million and $0.7 million, respectively, in other long-term liabilities for interest and penalties.

As of March 31, 2010, the Company is subject to U.S. federal, state, and local income tax examination for fiscal years ending March 31, 2006 through 2010, and to non-U.S. income tax examinations for fiscal years ending March 31, 2007 through 2010. Presently, the Company is not under audit in any jurisdiction. Due to the expiration of state and foreign statutes of limitations, as well as settlements with taxing authorities, it is reasonably possible that the Company’s net unrecognized tax benefits may change within the next 12 months by up to $0.2 million.

The components of the income tax provision (benefit) are as follows (in millions):

	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008
Current:
United States	$2.0	$3.7	$0.2
Non-U.S.	3.0	2.3	2.6
State and local	(0.1)	1.2	0.5

Total current	4.9	7.2	3.3

Deferred:
United States	2.5	(5.0)	(4.6)
Non-U.S.	(0.2)	(0.1)	0.3
State and local	0.5	(1.4)	(0.4)

Total deferred	2.8	(6.5)	(4.7)

Income tax provision (benefit)	$7.7	$0.7	$(1.4)

The provision (benefit) for income taxes was calculated based upon the following components of income (loss) before income taxes (in millions):

	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008
United States	$12.3	$(16.5)	$(14.2)
Non-U.S.	(9.6)	1.2	6.4

Income (loss) before income taxes	$2.7	$(15.3)	$(7.8)

The relationship of non-U.S. income tax expense to non-U.S. income before income taxes is attributable to operating losses being incurred on which income tax carryforward benefits have been fully reserved as of March 31, 2010 and 2009. The losses in these taxing jurisdictions exceeded income in other non-U.S. jurisdictions in the years ended March 31, 2010, 2009 and 2008.

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2010	March 31, 2009
Deferred tax assets:
Net operating loss carryforwards:
Non-U.S.	$86.0	$77.1
Federal and state	1.8	1.2
Warranty reserves	3.1	3.5
Other reserves	0.2	0.2
Deferred revenue, net of deferred costs	3.1	6.1
Deferred financing costs	1.6	—
Tax credits	4.4	4.2
Other	6.4	7.0

Subtotal	106.6	99.3

Valuation allowance	(83.3)	(73.7)

Total deferred tax assets	$23.3	$25.6

Deferred tax liabilities:
Intangible assets	$67.3	$61.7
Property, plant and equipment	13.3	11.5
Software development costs	3.7	2.5
Other	0.2	1.6

Total deferred tax liabilities	84.5	77.3

Net deferred tax liabilities	$61.2	$51.7

These deferred tax assets and liabilities are classified in the consolidated balance sheet based on the balance sheet classification of the related assets and liabilities.

A valuation allowance is established for any portion of a deferred tax asset that management believes may not be realized. A valuation allowance was recorded at March 31, 2010, 2009 and 2008 for deferred tax assets related to foreign net operating loss carryforwards, and at March 31, 2010 and 2009 for state net operating loss carryforwards for which utilization is uncertain. Valuation allowances related to purchase accounting adjustments, which offset goodwill, totaled $53.3 million at the date of the acquisition of Invensys Metering Systems and has not changed since that date. Any changes to such valuation allowances will be recorded as an adjustment to goodwill.

At March 31, 2010, the Company had state tax net operating loss carryforwards of $38.8 million, which will begin to expire after the year ending March 31, 2010. At March 31, 2010, the Company had non-United States tax loss carryforwards of $238.5 million, which will begin expiring after December 31, 2010.

The Company had alternative minimum tax credit carryforwards of $2.8 million at March 31, 2010, which are available for use indefinitely. Also, the Company had research and development tax credit carryforwards of $1.6 million at March 31, 2010 that will begin to expire after the year ending March 31, 2027.

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the Company’s U.S. federal statutory rate to its effective tax rate:

	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local income tax expense, net of federal benefit	28.0	4.2	1.1
Statutory tax rate difference between the U.S. and foreign locations	(100.2)	16.8	17.4
Foreign net operating losses for which the benefit was not provided	332.6	(28.7)	(26.3)
Goodwill impairment (Note 4)	—	(33.0)	—
Repatriation of non-U.S. earnings	—	(4.3)	(11.7)
U.S tax credits	(43.6)	8.5	9.7
Tax expenses relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	27.4	—	(9.6)
Other nondeductible expenses	10.0	(1.6)	(3.4)
Federal tax refund	—	—	10.5
Other	(4.0)	(1.5)	(4.8)

Effective income tax rate	285.2%	(4.6)%	17.9%

15.	STOCK-BASED COMPENSATION

Sensus 1 maintains a Restricted Share Plan (the “Plan”) that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer, repurchase rights and other limitations as set forth in the related management subscription and shareholders’ agreement. As of March 31, 2010, there were 2,000,000 restricted shares of Sensus 1 authorized for issuance under the Plan and 999,000 shares issued and outstanding. The outstanding restricted shares were purchased for $0.01 of cash consideration, the amount determined to be the fair market value at the date of issuance. No awards were granted under the Plan in fiscal 2010 or fiscal 2009.

The Company accounts for its compensation cost related to share-based payment transactions based on estimated fair values. The Company performed a fair value analysis of its restricted shares as of the grant date and determined that no compensation expense was required to be recorded. For each reporting period, the Company will perform an evaluation of its contingent repurchase rights on an individual employee-by-employee basis. If the Company’s contingent repurchase features become probable, the Company will assess whether liability classification is appropriate. No compensation expense related to the Plan was recognized for the years ended March 31, 2010, 2009 and 2008.

On July 19, 2007, the Company’s board of directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”), as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option Agreement. The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 2,000,000 shares of Sensus 1 Class B common stock are authorized for issuance upon exercise of options granted pursuant to the Option Plan. The options awarded under the Option Plan have a contractual term of 10 years, and are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant, and vesting may accelerate upon the occurrence of certain stated liquidity events. As of March 31, 2010, 108,000 options outstanding under the Option Plan were vested.

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Because the Company’s shares are not publicly traded and the Company does not have a history of issuing stock options, the expected volatility and expected term variables used in the Black-Scholes model were based upon analysis of similar public companies. Expected volatility was based upon historical volatility of similar public companies’ stock prices. Since expected volatility is a measure of both historical and implied volatility, as a point of reference, we then compared this calculated amount to similar public companies’ disclosed expected volatilities for reasonableness. Expected term was developed giving consideration to vesting terms, contractual life and review of disclosure of similar public companies. Given that our shares are not publicly traded and we do not have a history of granting stock options, we believe that this approach provides a reasonable estimate of expected volatility and expected term. The risk-free interest rate was based upon the U.S. Treasury note stripped principal rate corresponding to our estimate of expected term. Expected dividends were $0, as the Company does not anticipate offering dividends on the shares underlying the options.

The following table summarizes each of these variables for fiscal 2010 and 2009:

	2010	2009
Expected volatility	48.3% - 48.4%	37.7% - 45.5%
Expected term (in years)	5	5
Risk-free rate	2.4% - 2.6%	1.6% - 3.5%
Expected dividends	—	—

A summary of option activity during fiscal 2010 and 2009 is presented in the table below:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term
Outstanding at March 31, 2008	360	$5.50	9.4
Granted	660	$5.92
Forfeited	(78)	$5.55

Outstanding at March 31, 2009	942	$5.79	9.21

Granted	141	$6.00
Forfeited	(47)	$5.70

Outstanding at March 31, 2010	1,036	$5.82	8.41

Exercisable at March 31, 2010	108	$5.50	7.35

The compensation committee of the Company’s board of directors (the “Compensation Committee”) selects the exercise price. For grants in fiscal 2010, exercise prices were $6.00. For grants in fiscal 2009, the exercise prices were $6.00 and $5.50. Stock compensation expense recognized in fiscal 2010 and 2009 was immaterial. Unrecognized stock compensation expense as of March 31, 2010 is $0.8 million, which is expected to be recognized over a weighted-average period of approximately 3.4 years.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	GUARANTOR SUBSIDIARIES

The following tables present the condensed consolidating audited balance sheets at March 31, 2010 and 2009 and condensed consolidating audited statements of operations and cash flows for the years ended March 31, 2010, 2009 and 2008 for a) Sensus 2 (referred to as Parent), b) Sensus USA Inc., the issuer of the Notes (referred to as Issuer), c) on a combined basis, the subsidiaries of Sensus 2 that are guaranteeing the Notes (referred to as Guarantor Subsidiaries) and d) on a combined basis, the subsidiaries of Sensus 2 that are not guaranteeing the Notes (referred to as Non-Guarantor Subsidiaries). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because Sensus USA Inc. and the Guarantor Subsidiaries are 100% owned by Sensus 2, the guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$22.8	$—	$36.4	$—	$59.2
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	64.1	11.4	46.9	—	122.4
From affiliates	(1.1)	52.8	(2.9)	(48.8)	—	—
Other	—	0.2	1.5	0.2	—	1.9
Inventories, net	—	30.3	11.1	25.6	—	67.0
Prepayments and other current assets	—	3.9	0.6	8.4	—	12.9
Deferred income taxes	—	5.0	1.9	—	—	6.9
Deferred costs	—	5.1	—	—	—	5.1

Total current assets	(1.1)	184.2	23.6	68.7	—	275.4

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	49.9	23.5	62.9	—	136.3
Intangible assets, net	—	147.3	7.8	32.9	—	188.0
Goodwill	—	385.7	40.6	27.5	—	453.8
Investment in subsidiaries	658.8	168.8	—	—	(827.6)	—
Deferred income taxes	—	0.5	15.9	—	—	16.4
Other long-term assets	0.4	21.3	0.8	2.6	—	25.1

Total assets	$658.1	$1,390.9	$112.2	$223.7	$(1,289.9)	$1,095.0

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$79.9	$6.2	$29.4	$—	$115.5
Accruals and other current liabilities	—	68.6	3.5	43.6	—	115.7
Current portion of long-term debt	—	22.7	—	—	—	22.7
Short-term borrowings	—	—	—	4.9	—	4.9
Income taxes payable	—	7.3	(7.3)	0.3	—	0.3
Restructuring accruals	—	0.1	—	12.8	—	12.9
Deferred revenue	—	11.4	—	0.2	—	11.6

Total current liabilities	—	190.0	2.4	91.2	—	283.6

Notes payable to affiliates	462.3	54.9	(60.9)	6.0	(462.3)	—
Long-term debt, less current portion	—	438.3	—	—	—	438.3
Pensions	—	1.3	1.6	50.2	—	53.1
Deferred income taxes	—	64.7	(3.1)	22.9	—	84.5
Deferred revenue	—	2.4	—	—	—	2.4
Other long-term liabilities	—	22.6	5.3	4.3	—	32.2

Total liabilities	462.3	774.2	(54.7)	174.6	(462.3)	894.1
Stockholders’ equity	195.8	616.7	166.9	49.1	(827.6)	200.9

Total liabilities and stockholders’ equity	$658.1	$1,390.9	$112.2	$223.7	$(1,289.9)	$1,095.0

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2009

(As revised)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$14.1	$—	$23.8	$—	$37.9
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	59.5	10.2	43.1	—	112.8
From affiliates	(1.0)	34.6	1.9	(35.5)	—	—
Other	—	—	1.3	1.6	—	2.9
Inventories, net	—	27.2	12.5	26.7	—	66.4
Prepayments and other current assets	—	3.3	0.4	8.1	—	11.8
Deferred income taxes	—	4.6	2.2	—	—	6.8
Deferred costs	—	5.7	—	—	—	5.7

Total current assets	(1.0)	149.0	28.5	67.8	—	244.3

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	43.8	25.2	62.5	—	131.5
Intangible assets, net	—	144.7	8.0	34.6	—	187.3
Goodwill	—	326.5	40.6	27.4	—	394.5
Investment in subsidiaries	661.7	162.6	—	—	(824.3)	—
Deferred income taxes	—	2.2	16.6	—	—	18.8
Other long-term assets	0.3	19.5	(0.1)	2.2	—	21.9

Total assets	$661.0	$1,281.5	$118.8	$223.6	$(1,286.6)	$998.3

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$52.9	$6.1	$28.1	$—	$87.1
Accruals and other current liabilities	—	48.7	3.5	28.5	—	80.7
Current portion of long-term debt	—	38.5	—	—	—	38.5
Short-term borrowings	—	—	—	4.9	—	4.9
Income taxes payable	—	9.3	(7.1)	0.7	—	2.9
Restructuring accruals	—	—	—	7.3	—	7.3
Deferred revenue	—	19.6	—	0.2	—	19.8

Total current liabilities	—	169.0	2.5	69.7	—	241.2

Notes payable to affiliates	462.3	41.3	(43.9)	2.6	(462.3)	—
Long-term debt, less current portion	—	395.5	—	—	—	395.5
Pensions	—	1.2	1.2	42.0	—	44.4
Deferred income taxes	—	59.9	(5.4)	22.8	—	77.3
Deferred revenue	—	1.7	—	—	—	1.7
Other long-term liabilities	—	19.6	4.7	3.3	—	27.6

Total liabilities	462.3	688.2	(40.9)	140.4	(462.3)	787.7

Stockholders’ equity	198.7	593.3	159.7	83.2	(824.3)	210.6

Total liabilities and stockholders’ equity	$661.0	$1,281.5	$118.8	$223.6	$(1,286.6)	$998.3

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$511.5	$100.0	$270.9	$(16.8)	$865.6
Cost of sales	—	360.7	79.9	194.6	(16.8)	618.4

Gross profit	—	150.8	20.1	76.3	—	247.2

Selling, general and administrative expenses	—	86.9	9.2	57.3	—	153.4
Restructuring costs	—	1.6	—	24.3	—	25.9
Amortization of intangible assets	—	11.2	0.2	1.6	—	13.0
Loss on debt extinguishment	—	5.9	—	—	—	5.9
Acquisition-related costs	—	1.1	—	0.1	—	1.2
Other operating expense (income), net	—	3.5	—	(0.1)	—	3.4

Operating income (loss)	—	40.6	10.7	(6.9)	—	44.4

Non-operating (expense) income:
Interest (expense) income, net	—	(40.5)	0.4	(3.5)	—	(43.6)
Equity in (loss) earnings of subsidiaries	(7.5)	6.0	—	—	1.5	—
Other income, net	—	0.9	—	1.0	—	1.9

(Loss) income before income taxes	(7.5)	7.0	11.1	(9.4)	1.5	2.7

Provision (benefit) for income taxes	—	0.8	3.9	3.0	—	7.7

Consolidated net (loss) income	(7.5)	6.2	7.2	(12.4)	1.5	(5.0)

Less: Net income attributable to the noncontrolling interest	—	—	—	(2.5)	—	(2.5)

Net (loss) income attributable to controlling interest	$(7.5)	$6.2	$7.2	$(14.9)	$1.5	$(7.5)

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2009

(As revised)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$427.6	$109.1	$280.3	$(25.1)	791.9
Cost of sales	—	320.6	92.2	204.8	(25.1)	592.5

Gross profit	—	107.0	16.9	75.5	—	199.4

Selling, general and administrative expenses	—	79.1	(4.4)	59.3	—	134.0
Restructuring costs	—	0.1	0.2	9.6	—	9.9
Amortization of intangible assets	—	9.4	2.4	1.7	—	13.5
Impairment of goodwill	—	—	14.4	—	—	14.4
Other operating expense (income), net	—	3.1	—	(0.4)	—	2.7

Operating income	—	15.3	4.3	5.3	—	24.9

Non-operating (expense) income:
Interest (expense) income, net	(0.1)	(36.9)	0.5	(3.4)	—	(39.9)
Equity in (loss) earnings of subsidiaries	(18.3)	8.3	—	—	10.0	—
Other income (expense), net	—	0.4	—	(0.7)	—	(0.3)

(Loss) income before income taxes	(18.4)	(12.9)	4.8	1.2	10.0	(15.3)

Provision (benefit) for income taxes	—	3.2	(4.7)	2.2	—	0.7

Consolidated net (loss) income	(18.4)	(16.1)	9.5	(1.0)	10.0	(16.0)

Less: Net income attributable to the noncontrolling interest	—	—	—	(2.4)	—	(2.4)

Net (loss) income attributable to controlling interest	$(18.4)	$(16.1)	$9.5	$(3.4)	$10.0	$(18.4)

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2008

(As revised)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$354.8	$116.7	$286.8	$(36.3)	722.0
Cost of sales	—	264.3	98.6	208.5	(36.3)	535.1

Gross profit	—	90.5	18.1	78.3	—	186.9

Selling, general and administrative expenses	—	64.1	(0.5)	57.9	—	121.5
Restructuring costs	—	0.2	0.2	6.6	—	7.0
Amortization of intangible assets	—	14.7	3.2	1.8	—	19.7
Other operating expense (income), net	—	2.6	—	(0.3)	—	2.3

Operating income	—	8.9	15.2	12.3	—	36.4

Non-operating (expense) income:
Interest (expense) income, net	(0.1)	(38.0)	0.2	(3.9)	—	(41.8)
Equity in (loss) earnings of subsidiaries	(8.2)	22.6	—	—	(14.4)	—
Other expense, net	—	(0.3)	(0.1)	(2.0)	—	(2.4)

(Loss) income before income taxes	(8.3)	(6.8)	15.3	6.4	(14.4)	(7.8)

Provision (benefit) for income taxes	—	2.7	(6.9)	2.8	—	(1.4)

Consolidated net (loss) income	(8.3)	(9.5)	22.2	3.6	(14.4)	(6.4)

Less: Net income attributable to the noncontrolling interest	—	—	—	(1.9)	—	(1.9)

Net (loss) income attributable to controlling interest	$(8.3)	$(9.5)	$22.2	$1.7	$(14.4)	$(8.3)

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Year Ended March 31, 2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Consolidated net (loss) income	$(7.5)	$6.2	$7.2	$(12.4)	$1.5	$(5.0)
Non-cash adjustments	—	34.6	8.0	13.1	—	55.7
Undistributed equity in loss (earnings) of subsidiaries	7.5	(6.0)	—	—	(1.5)	—
Changes in operating assets and liabilities	—	7.3	(11.9)	26.7	—	22.1

Net cash provided by operating activities	—	42.1	3.3	27.4	—	72.8

Investing activities
Expenditures for property, plant and equipment, intangibles and software development costs	—	(35.1)	(3.3)	(9.9)	—	(48.3)
Acquisitions	—	(20.5)	—	—	—	(20.5)
Proceeds from sale of assets	—	4.0	—	0.5	—	4.5

Net cash used in investing activities	—	(51.6)	(3.3)	(9.4)	—	(64.3)

Financing activities
Proceeds from debt issuance	—	35.0	—	—	—	35.0
Principal payments on debt	—	(8.0)	—	—	—	(8.0)
Debt issuance costs	—	(8.8)	—	—	—	(8.8)
Purchase of noncontrolling equity interest	—	—	—	(6.0)	—	(6.0)

Net cash provided by (used in) financing activities	—	18.2	—	(6.0)	—	12.2

Effect of exchange rate changes on cash	—	—	—	0.6	—	0.6

Increase in cash and cash equivalents	—	8.7	—	12.6	—	21.3
Cash and cash equivalents at beginning of year	$—	$14.1	$—	$23.8	$—	$37.9

Cash and cash equivalents at end of year	$—	$22.8	$—	$36.4	$—	$59.2

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2009

(As revised)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Consolidated net (loss) income	$(18.4)	$(16.1)	$9.5	$(1.0)	10.0	$(16.0)
Non-cash adjustments	—	28.5	16.2	13.9	—	58.6
Undistributed equity in loss (earnings) of subsidiaries	18.3	(8.3)	—	—	(10.0)	—
Changes in operating assets and liabilities	0.1	32.7	(24.3)	8.7	—	18.1

Net cash provided by operating activities	—	36.8	2.3	21.6	—	60.7

Investing activities
Expenditures for property, plant and equipment, intangibles and software development costs	—	(24.0)	(3.1)	(9.6)	—	(36.7)
Acquisitions	—	(5.9)	—	—	—	(5.9)
Proceeds from sale of assets	—	—	—	0.2	—	0.2

Net cash used in investing activities	—	(29.9)	(3.1)	(9.4)	—	(42.4)

Financing activities
Decrease in short-term borrowings	—	—	—	(1.0)	—	(1.0)
Principal payments on debt	—	(3.0)	—	(11.7)	—	(14.7)

Net cash used in financing activities	—	(3.0)	—	(12.7)	—	(15.7)

Effect of exchange rate changes on cash	—	—	—	(2.3)	—	(2.3)

Increase (decrease) in cash and cash equivalents	—	3.9	(0.8)	(2.8)	—	0.3
Cash and cash equivalents at beginning of year	$—	$10.2	$0.8	$26.6	$—	$37.6

Cash and cash equivalents at end of year	$—	$14.1	$—	$23.8	$—	$37.9

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2008

(As revised)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Consolidated net (loss) income	$(8.3)	$(9.5)	$22.2	$3.6	$(14.4)	$(6.4)
Non-cash adjustments	—	26.9	0.4	14.9	—	42.2
Undistributed equity in loss (earnings) of subsidiaries	8.2	(22.6)	—	—	14.4	—
Changes in operating assets and liabilities	0.1	32.3	(19.3)	2.4	—	15.5

Net cash provided by operating activities	—	27.1	3.3	20.9	—	51.3

Investing activities
Expenditures for property, plant and equipment, intangibles and software development costs	—	(13.3)	(3.7)	(10.8)	—	(27.8)
Acquisition	—	(0.9)	—	—	—	(0.9)

Net cash used in investing activities	—	(14.2)	(3.7)	(10.8)	—	(28.7)

Financing activities
Increase in short-term borrowings	—	—	—	1.3	—	1.3
Principal payments on debt	—	(15.0)	—	(8.0)	—	(23.0)

Net cash used in financing activities	—	(15.0)	—	(6.7)	—	(21.7)

Effect of exchange rate changes on cash	—	—	—	1.8	—	1.8

(Decrease) increase in cash and cash equivalents	—	(2.1)	(0.4)	5.2	—	2.7
Cash and cash equivalents at beginning of year	$—	$12.3	$1.2	$21.4	$—	$34.9

Cash and cash equivalents at end of year	$—	$10.2	$0.8	$26.6	$—	$37.6

17.	RELATED-PARTY TRANSACTIONS

Management Fee. On December 18, 2003, Bermuda 2 entered into a management services agreement with The Jordan Company, L.P. for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, the Company agreed to pay a fee equal to the greater of $2.0 million per year, or 2.5%, of prior year EBITDA (as defined in the Credit Agreement) thereafter, plus out-of-pocket expenses. Fees paid to The Jordan Company, L.P. were $4.2 million, $3.1 million and $2.6 million in fiscal 2010, 2009 and 2008, respectively. This agreement will remain in effect until December 2013. Approximately one-third of these fees are paid to GS Capital Partners and/or its affiliates.

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2010, the Company paid to GS Capital Markets, which is an affiliate of Goldman, Sachs & Co., $1.7 million in connection with the Company’s debt refinancing.

Rongtai. On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. (“Runlin”). During fiscal 2006, our joint venture partner, Runlin, loaned the joint venture approximately $0.4 million. In addition, the Company’s Rongtai joint venture paid approximately $0.2 million in each of fiscal 2010, 2009 and 2008 of annual rent to Runlin for use of offices and dormitories.

Algeria. In December 2004, the Company formed a joint venture in Algeria with a manufacturer of various types of meters and a water utility customer. The joint venture customer partner, Algérienne Des Eaux (“ADE”), owns 15% of the joint venture. Sales to ADE in fiscal 2010, 2009 and 2008 were approximately $6.2 million or 55%, $8.0 million or 59%, and $6.3 million or 47%, respectively, of total sales in Algeria. Terms of these sales to ADE are unchanged from the arrangement prior to the formulation of the joint venture.

18.	BUSINESS SEGMENT INFORMATION

Reporting Segments. The Company has two principal product groups: utility infrastructure systems products and support products. Utility infrastructure systems products include AMI and AMR communications systems, distribution automation and demand response systems and four principal metering product categories: water, gas, heat and electricity. Support products include pipe joining and repair products and die casting products. The two product groups, plus corporate operations, are organized into two reporting segments: Utility Infrastructure and Related Communication Systems and All Other.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reporting Segment Products

Reporting Segment	Major Products
Utility Infrastructure and Related Communication Systems (formerly Metering and Related Communication Systems)	Fixed network AMI, AMR systems; commercial and residential water, gas, electric and heat meters used by utilities. Fixed network AMI systems include communications technology, hardware and software. AMR systems include handheld and mobile radio-frequency reading systems. All AMI and meter reading system solutions include installation services and ongoing systems support.

All Other	Pipe joining, tapping and repair products that consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used by utilities in pipe joining and pipe repair applications. Die casting products that consist of high quality thin-wall, low porosity aluminum die castings, generally targeting the automotive industry and gas utility markets.

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide changes in trends or components of revenue, gross profit percentage, operating (loss) income, depreciation and amortization, assets, goodwill and capital expenditures (including intangibles) for each segment (in millions):

	Year Ended March 31, 2010	% Change (1)	Year Ended March 31, 2009	% Change (1)	Year Ended March 31, 2008
			(As revised)		(As revised)
Segment revenue
Utility infrastructure and related communication systems	$741.0	10%	$672.9	11%	$604.2
All other	126.8	(1)%	128.0	(5)%	134.2
Eliminations	(2.2)	(76)%	(9.0)	(45)%	(16.4)

Total	$865.6	9%	$791.9	10%	$722.0

Gross profit %
Utility infrastructure and related communication systems	29%	12%	26%	(4)%	27%
All other	23%	35%	17%	0%	17%

Total	29%	12%	25%	(4)%	26%

Operating income (loss)
Utility infrastructure and related communication systems	$53.1	59%	$33.3	(10)%	$36.8
All other	(8.7)	4%	(8.4)	NM	(0.4)

Total	$44.4	78%	$24.9	(32)%	$36.4

Depreciation and amortization
Utility infrastructure and related communication systems	$35.5	3%	$34.5	19%	$28.9
All other	10.0	(17)%	12.1	(36)%	18.8

Total	$45.5	(3)%	$46.6	(2)%	$47.7

	Year Ended March 31, 2010	% Change	Year Ended March 31, 2009
Total assets
Utility infrastructure and related communication systems	$969.6	9%	$888.9
All other	125.4	15%	109.4

Total	$1,095.0	10%	$998.3

Total goodwill
Utility infrastructure and related communication systems	$413.0	17%	$353.7
All other	40.8	0%	40.8

Total	$453.8	15%	$394.5

Total capital expenditures (including intangibles and software development costs)
Utility infrastructure and related communication systems	$38.1	35%	$28.2
All other	10.2	20%	8.5

Total	$48.3	32%	$36.7

(1)	Percentages that are shown as “NM” are not material.

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Regions. Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales to Third Parties			Long-Lived Assets
	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008	March 31, 2010	March 31, 2009
		(As revised)	(As revised)
North America	$610.5	$527.7	$453.3	$74.8	$68.9
Europe, Mid East, Africa	197.3	223.2	219.4	38.2	40.5
South America	15.3	11.6	20.6	1.7	1.6
Asia	42.5	29.4	28.7	21.6	20.5

Total	$865.6	$791.9	$722.0	$136.3	$131.5

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. Long-lived assets include property, plant and equipment, net.

19.	COMMITMENTS AND CONTINGENCIES

The Company is, from time to time, involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of its business involving product liability, product warranty, property damage, insurance coverage, patents and environmental matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes these unresolved legal actions will not have a material effect on the financial position or results of operations of the Company.

The Company, as well as many other third parties, has been named as a defendant in several lawsuits filed related to illnesses from exposure to asbestos or asbestos-containing products. The plaintiffs claim unspecified damages. The complaints filed in connection with these proceedings do not specify which plaintiffs allegedly were involved with the Company’s products, and it is uncertain whether any plaintiffs have asbestos-related illnesses or dealt with the Company’s products, much less whether any plaintiffs were exposed to an asbestos-containing component part of the Company’s product or whether such part could have been a substantial contributing factor to the alleged illness. Although we are entitled to indemnification for legal and indemnity costs for asbestos claims related to these products from certain subsidiaries of Invensys, under the stock purchase agreement pursuant to which we acquired Invensys Metering Systems, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with the acquisition of Invensys Metering Systems.

On December 23, 2008, the Company was sued in a breach of contract action filed by Cannon Technologies, Inc. (“Cannon”). The lawsuit was filed in the U.S. District Court for the District of Minnesota. The lawsuit alleges breach of contract, breach of warranty and fraud with respect to electricity meters sold to Cannon and seeks unspecified damages, interest costs and attorneys’ fees.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 22, 2010, the Company and one of its distributors, Aqua-Metric Sales Co. (“Aqua-Metric”) were sued by Valley Center Municipal Water District (the “District”). The lawsuit was filed in the California Superior Court, San Diego County and alleges breach of contract and breach of express and implied warranties related to water meters supplied to the District. The suit claims unspecified damages. The Company has agreed to indemnify Aqua-Metric under its contract with Aqua-Metric, subject to a reservation of rights.

On April 6, 2010 the Company, along with approximately a dozen other companies, was sued by a group of individual plaintiffs in North Carolina State Court, Wake County over injuries and deaths suffered in an explosion at a factory in rural North Carolina. The plaintiffs claim unspecified damages. As discovery has only just commenced, it is impossible to know the Company’s exposure, if any, in the lawsuit.

The Company is unable to estimate the amount of its exposure, if any, related to these claims at this time. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s net earnings or financial position.

The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At March 31, 2010, the Company had $14.8 million of letters of credit outstanding that had not been drawn upon with expiration dates ranging from one month to 12 months.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accepted a lump-sum payment in fiscal 2008 from the former owner in return for a release of its indemnity obligations. We also have an indemnity, subject to certain limitations, from certain subsidiaries of Invensys regarding this facility pursuant to the terms of the purchase agreement governing the acquisition of Invensys Metering Systems.

Based on information currently available, the Company believes that future environmental compliance expenditures will not have a material adverse effect on its financial position or results of operations, and has established allowances the Company believes are adequate to cover potential exposure to environmental liabilities. However, as to any of the above-described indemnities, we are subject to the credit risk of the indemnifying parties. If the indemnifying parties are unable to reimburse us of our share of the cost of remediation, additional environmental compliance costs and liabilities could reduce the Company’s future net income and cash available for operations.

20.	VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance at beginning of year	Charged to costs and expenses	Deductions for write-offs	Balance at end of year
Year ended March 31, 2010
Allowance for doubtful accounts	$1.2	$0.5	$(0.4)	$1.3
Deferred tax asset valuation allowance	73.7	9.6	—	83.3
Year ended March 31, 2009
Allowance for doubtful accounts	$1.5	$0.2	$(0.5)	$1.2
Deferred tax asset valuation allowance	71.1	4.3	(1.7)	73.7
Year ended March 31, 2008
Allowance for doubtful accounts	$1.8	$0.2	$(0.5)	$1.5
Deferred tax asset valuation allowance	69.2	1.9	0.0	71.1

21.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31. The following tables provide quarterly results of operations of the Company:

Fiscal 2010 (in millions)	First	Second	Third	Fourth
	(As revised)	(As revised)	(As revised)
Net sales	$200.3	$209.3	$195.6	$260.4
Gross profit	54.5	58.5	52.3	81.9
Net (loss) income	(0.5)	(3.9)	(10.3)	7.2

Fiscal 2009 (in millions)	First	Second	Third	Fourth
	(As revised)	(As revised)	(As revised)	(As revised)
Net sales	$206.3	$206.0	$172.6	$207.0
Gross profit	54.8	53.9	34.5	56.2
Net income (loss)	3.7	2.8	(14.0)	(10.9)

In October 2009, the FASB amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. In the fourth quarter of fiscal 2010, the Company adopted the new accounting principles on a retrospective basis. This resulted in the revision of the financial data for the years ended March 31, 2007, 2008 and 2009. See Note 1 and Note 2 for a

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

detailed description of the retrospective application of these changes. The following tables present the effects of the retrospective adoption of the new accounting principles on the Company’s previously reported quarterly financial information for the years ended March 31, 2008, 2009, and 2010:

	Three Months Ended December 26, 2009			Three Months Ended September 30, 2009
(in millions)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
NET SALES	$140.4	$55.2	$195.6	$153.3	$56.0	$209.3
COST OF SALES	112.1	31.2	143.3	120.8	30.0	150.8

GROSS PROFIT	28.3	24.0	52.3	32.5	26.0	58.5

OPERATING EXPENSES:
Selling, general and administrative expenses	38.0	—	38.0	36.6	—	36.6
Restructuring costs	8.9	—	8.9	3.0	—	3.0
Amortization of intangible assets	3.1	—	3.1	3.0	—	3.0
Loss on debt extinguishment	—	—	—	5.9	—	5.9
Acquisition-related costs	0.3	—	0.3	0.7	—	0.7
Other operating expense, net	0.7	—	0.7	1.0	—	1.0

OPERATING (LOSS) INCOME	(22.7)	24.0	1.3	(17.7)	26.0	8.3

NON-OPERATING EXPENSE:
Interest expense, net	(11.0)	—	(11.0)	(11.7)	—	(11.7)
Other expense, net	—	—	—	(0.2)	—	(0.2)

LOSS BEFORE INCOME TAXES	(33.7)	24.0	(9.7)	(29.6)	26.0	(3.6)

(BENEFIT) PROVISION FOR INCOME TAXES	(9.5)	9.7	0.2	(11.0)	10.5	(0.5)

CONSOLIDATED NET LOSS	(24.2)	14.3	(9.9)	(18.6)	15.5	(3.1)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.4)	—	(0.4)	(0.8)	—	(0.8)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(24.6)	$14.3	$(10.3)	$(19.4)	$15.5	$(3.9)

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 27, 2009
(in millions)	As Reported	Adjustments	As Revised
NET SALES	$145.0	$55.3	$200.3
COST OF SALES	114.9	30.9	145.8

GROSS PROFIT	30.1	24.4	54.5

OPERATING EXPENSES:
Selling, general and administrative expenses	35.3	—	35.3
Restructuring costs	6.8	—	6.8
Amortization of intangible assets	2.8	—	2.8
Other operating expense, net	0.8	—	0.8

OPERATING (LOSS) INCOME	(15.6)	24.4	8.8

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(9.0)	—	(9.0)
Other income, net	1.5	—	1.5

(LOSS) INCOME BEFORE INCOME TAXES	(23.1)	24.4	1.3

(BENEFIT) PROVISION FOR INCOME TAXES	(8.8)	9.8	1.0

CONSOLIDATED NET (LOSS) INCOME	(14.3)	14.6	0.3
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.8)	—	(0.8)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(15.1)	$14.6	$(0.5)

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2009			Three Months Ended December 27, 2008
(in millions)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
NET SALES	169.0	38.0	$207.0	$140.4	32.2	$172.6
COST OF SALES	129.9	20.9	150.8	119.2	18.9	138.1

GROSS PROFIT	39.1	17.1	56.2	21.2	13.3	34.5

OPERATING EXPENSES:
Selling, general and administrative expenses	35.3	—	35.3	30.9	—	30.9
Restructuring costs	1.7	—	1.7	6.1	—	6.1
Amortization of intangible assets	2.9	—	2.9	3.4	—	3.4
Impairment of goodwill	14.4	—	14.4	—	—	—
Other operating expense, net	0.5	—	0.5	0.9	—	0.9

OPERATING (LOSS) INCOME	(15.7)	17.1	1.4	(20.1)	13.3	(6.8)

NON-OPERATING EXPENSE:
Interest expense, net	(9.6)	—	(9.6)	(10.5)	—	(10.5)
Other expense, net	(0.2)	—	(0.2)	(0.5)	—	(0.5)

LOSS BEFORE INCOME TAXES	(25.5)	17.1	(8.4)	(31.1)	13.3	(17.8)

(BENEFIT) PROVISION FOR INCOME TAXES	(7.4)	9.3	1.9	(8.8)	4.3	(4.5)

CONSOLIDATED NET LOSS	(18.1)	7.8	(10.3)	(22.3)	9.0	(13.3)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.6)	—	(0.6)	(0.7)	—	(0.7)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(18.7)	$7.8	$(10.9)	$(23.0)	$9.0	$(14.0)

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30, 2008			Three Months Ended June 28, 2008
(in millions)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
NET SALES	$176.2	$29.8	$206.0	$185.1	$21.2	$206.3
COST OF SALES	134.8	17.3	152.1	139.5	12.0	151.5

GROSS PROFIT	41.4	12.5	53.9	45.6	9.2	54.8

OPERATING EXPENSES:
Selling, general and administrative expenses	34.4	—	34.4	33.4	—	33.4
Restructuring costs	0.8	—	0.8	1.3	—	1.3
Amortization of intangible assets	3.6	—	3.6	3.6	—	3.6
Other operating expense, net	0.6	—	0.6	0.7	—	0.7

OPERATING INCOME	2.0	12.5	14.5	6.6	9.2	15.8

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(10.0)	—	(10.0)	(9.8)	—	(9.8)
Other income, net	0.1	—	0.1	0.3	—	0.3

(LOSS) INCOME BEFORE INCOME TAXES	(7.9)	12.5	4.6	(2.9)	9.2	6.3

(BENEFIT) PROVISION FOR INCOME TAXES	(2.9)	4.0	1.1	(0.8)	3.0	2.2

CONSOLIDATED NET (LOSS) INCOME	(5.0)	8.5	3.5	(2.1)	6.2	4.1
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.7)	—	(0.7)	(0.4)	—	(0.4)

NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$(5.7)	8.5	2.8	$(2.5)	6.2	3.7

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	Three Months Ended March 31, 2008			Three Months Ended December 29, 2007
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
NET SALES	$184.8	$19.4	$204.2	$162.2	5.6	$167.8
COST OF SALES	132.1	16.4	148.5	121.0	6.4	127.4

GROSS PROFIT	52.7	3.0	55.7	41.2	(0.8)	40.4

OPERATING EXPENSES:
Selling, general and administrative expenses	31.7	—	31.7	31.1	—	31.1
Restructuring costs	4.5	—	4.5	1.0	—	1.0
Amortization of intangible assets	3.5	—	3.5	5.2	—	5.2
Other operating expense, net	0.8	—	0.8	0.6	—	0.6

OPERATING INCOME	12.2	3.0	15.2	3.3	(0.8)	2.5

NON-OPERATING EXPENSE:
Interest expense, net	(10.4)	—	(10.4)	(10.3)	—	(10.3)
Other expense, net	(1.1)	—	(1.1)	(0.7)	—	(0.7)

INCOME (LOSS) BEFORE INCOME TAXES	0.7	3.0	3.7	(7.7)	(0.8)	(8.5)

PROVISION (BENEFIT) FOR INCOME TAXES	0.8	1.1	1.9	(2.9)	(0.2)	(3.1)

CONSOLIDATED NET (LOSS) INCOME	(0.1)	1.9	1.8	(4.8)	(0.6)	(5.4)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.5)	—	(0.5)	(0.2)	—	(0.2)

NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$(0.6)	$1.9	$1.3	$(5.0)	$(0.6)	$(5.6)

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	Three Months Ended September 30, 2007			Three Months Ended June 30, 2007
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
NET SALES	$176.2	$2.5	$178.7	$171.0	$0.3	$171.3
COST OF SALES	129.6	2.3	131.9	127.6	(0.3)	127.3

GROSS PROFIT	46.6	0.2	46.8	43.4	0.6	44.0

OPERATING EXPENSES:
Selling, general and administrative expenses	30.0	—	30.0	28.7	—	28.7
Restructuring costs	0.9	—	0.9	0.6	—	0.6
Amortization of intangible assets	5.5	—	5.5	5.5	—	5.5
Other operating expense, net	0.4	—	0.4	0.5	—	0.5

OPERATING INCOME	9.8	0.2	10.0	8.1	0.6	8.7

NON-OPERATING EXPENSE:
Interest expense, net	(10.5)	—	(10.5)	(10.6)	—	(10.6)
Other expense, net	(0.5)	—	(0.5)	(0.1)	—	(0.1)

LOSS BEFORE INCOME TAXES	(1.2)	0.2	(1.0)	(2.6)	0.6	(2.0)

PROVISION (BENEFIT) FOR INCOME TAXES	0.3	0.1	0.4	(0.8)	0.2	(0.6)

CONSOLIDATED NET LOSS	(1.5)	0.1	(1.4)	(1.8)	0.4	(1.4)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.5)	—	(0.5)	(0.7)	—	(0.7)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(2.0)	$0.1	$(1.9)	$(2.5)	$0.4	$(2.1)

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent accountants on accounting methods and financial disclosures for the years ended March 31, 2010, 2009 and 2008.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP as of March 31, 2010.

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

The following table sets forth information regarding our executive officers and directors as of March 31, 2010. Our executive officers are elected annually by our Board of Directors and generally serve until their successors are duly elected and qualified. Our directors are elected at the annual meeting of the stockholders and generally serve for one year and until their successors are duly elected and qualified. Persons affiliated with our principal investors, The Resolute Fund and GS Capital Partners, are entitled to appoint a majority of the members of our Board of Directors and to have their appointees to the Board of Directors approve any other appointments or nominations to our Board of Directors pursuant to a Shareholders Agreement, dated as of December 17, 2003, by and among affiliates of the Resolute Fund and GS Partners and our parent, Sensus 1.

Name	Age	Position and Offices
Peter Mainz	45	Director, Chief Executive Officer & President
Jeffrey J. Kyle	48	Chief Financial Officer
R. Douglas Neely	57	Vice President, North American Meter Sales
George G. Uram	64	Vice President, Industry & Regulatory Affairs
José Hernandez	46	Executive Vice President, Global Water & Heat
William Yeates	49	Executive Vice President, Conservation Solutions
Colin Flannery	44	Vice President, General Counsel & Secretary
Daniel W. Harness	61	Director
Jonathan F. Boucher	53	Director and Vice President
John W. Jordan II	62	Director
David W. Zalaznick	56	Director
Thomas H. Quinn	62	Director
Gerald J. Cardinale	43	Director
Bryan Kelln	44	Director
J. Jack Watson	82	Director
H. Russel Lemcke	70	Director
Nicole V. Agnew	32	Director
Eugene R. McGrath	68	Director
Louis D’Ambrosio.	45	Director

Peter Mainz was promoted to Chief Executive Officer & President of the Company on April 24, 2008 and was named as a member of the Board of Directors following Mr. Harness’s retirement. Prior to that, Mr. Mainz served as the Company’s Chief Operating Officer effective August 2007. He was appointed to the role of Executive Vice President Operations in March 2007. He was our Chief Financial Officer upon completion of the acquisition of Invensys Metering Systems in December 2003. Mr. Mainz’s day-to-day leadership of the Company provides our Board of Directors with intimate knowledge of our business model and strategy, as well as our operations. Further, his previous role as our Chief Financial Officer and prior professional experiences provide him with corporate finance and accounting expertise.

Jeffrey J. Kyle became our Chief Financial Officer on December 8, 2008. Prior to joining our Company, Mr. Kyle served as Chief Financial Officer (from 2007 to 2008) and Vice President of Operations, Silicon Power Systems (from 2003 to 2006) of Power-One, Inc., a publicly traded global electronics manufacturer specializing in power conversion and control products. Prior to that, Mr. Kyle served Vice President of Operations (from 2001 to 2002) and Vice President of Materials/Director of Materials (from 1998 to 2001) of SanDisk Corporation. Mr. Kyle has extensive experience in corporate finance, accounting and operations.

R. Douglas Neely currently holds the position of Vice President, North American Meter Sales. He became our Vice President of Sales and Marketing North America Water in October 1990. Mr. Neely has been with our Company since 1975. Mr. Neely has extensive experience in management of global operations, strategic planning and sales and marketing. Mr. Neely retired from his position as an officer of the Company on March 31, 2010.

George G. Uram currently holds the position of Vice President, Industry & Regulatory Affairs. Previously Mr. Uram served as Vice President, Electric Metering & AMI in July of 2006. Mr. Uram held positions as Vice President, Energy; Vice President, Marketing and Sales; and Director, Business Development of our Company from 1999 to 2006. Prior to joining our Company, he held various managerial positions in nuclear power, power generation and environmental services for Westinghouse Electric and successor companies. Mr. Uram has extensive experience in regulatory matters, strategic planning and sales and marketing.

José Hernandez became our Executive Vice President, Global Water & Heat in January 2008. Prior to this position, Mr. Hernandez served since November 2005 as our Vice President Water & Heat Metering Systems for Europe, Central and South America, Africa and Asia Pacific. He served as Vice President of Central and South America from December 2004 to November 2005. Mr. Hernandez served as General Manager for both Saint-Gobain Industrial Superabrasives Europe / Asia and Saint-Gobain Diamantwerkzeuge GmbH and CoKG from February 2002 to November 2004. He also acted as Country Manager Germany, Austria and Switzerland for Saint-Gobain Abrasives. Mr. Hernandez also served as Executive Director of Central and South America for Invensys Metering Systems from January 2000 to January 2002. Mr. Hernandez has extensive experience in international operations, strategic planning and sales and marketing.

William T. Yeates currently holds the position of Executive Vice President, Conservation Solutions. Prior to joining the Company, Mr. Yeates served as Chief Executive Officer and as a member of the board of directors of Power-One, Inc. Mr. Yeates initially joined Power-One, Inc. in 2000 as its Chief Operating Officer following a 15-year career with AT&T and Lucent Technologies. While with Lucent Technologies, Mr. Yeates held positions as Vice President and General Manager of the Titania Division and as a Regional Managing Director for the Asia-Pacific region. Mr. Yeates has extensive experience in design engineering and has previously held key positions in product development, marketing, strategy, domestic and international sales, manufacturing and business management.

Colin Flannery became our Secretary in March 2007 and also serves as Vice President, Secretary and General Counsel of the Company and its U.S. subsidiaries. Prior to joining our Company, Mr. Flannery served as Vice President, Legal of Atos Orgin, a worldwide IT services corporation, from January 2004 to January 2007. From December 2001 to January 2004, Mr. Flannery was General Counsel, Schlumberger IT Services, Electricity Metering and Automatic Metering Reading, North and South America. Mr. Flannery has extensive legal experience with respect to growing organizations and provides valuable insights on public policy issues facing the Company.

Daniel W. Harness retired as the Chief Executive Officer & President of the Company and was appointed as the non-executive Vice Chairman of the Board of Directors of the Company on April 24, 2008. Mr. Harness continues to provide services to the Company in a consulting capacity pursuant to the terms of his consulting agreement. He became our Chief Executive Officer & President in April 2001 and became a director upon completion of the acquisition of Invensys Metering Systems. Mr. Harness was President of Metering Systems North America from 2000 to 2001 and President of Sensus Technologies from 1990 to 2000. Mr. Harness has comprehensive knowledge of all aspects of the Company’s operations as well as executive experience. He also has extensive industry experience, which makes him valuable as a director of the Company.

Jonathan F. Boucher became a director and unpaid, nominal Vice President upon completion of the acquisition of Invensys Metering Systems. Since 1983, Mr. Boucher has been a Member and Managing Principal of The Jordan Company, L.P., a private merchant banking firm and its predecessors. Since 2002, Mr. Boucher has been a Member of Resolute Fund Partners, LLC, the general partner of The Resolute Fund L.P. Mr. Boucher is also a director of other privately held companies. He also served as a director of W-H Energy Services, Inc. until May 2005. Mr. Boucher has extensive experience in management of operations, strategic planning, corporate governance, accounting, finance and knowledge of the marketplace.

John W. Jordan II became a director upon completion of the acquisition of Invensys Metering Systems. Since 1982, Mr. Jordan has been a Member and Managing Principal of The Jordan Company, L.P., a private merchant banking firm and its predecessors. Since 2002, Mr. Jordan has been a Managing Member of Resolute Fund Partners, LLC, the general partner of The Resolute Fund L.P. Mr. Jordan is also a director of various other privately held companies. Mr. Jordan is a director of TAL International Group, Inc. and serves on the nominating and governance committee of its board of directors. He also serves on the board of directors of International Mining & Machinery, Ltd., a company listed on the Hong Kong Stock Exchange. Mr. Jordan has extensive experience in management of operations, corporate governance and strategic planning.

David W. Zalaznick became a director upon completion of the acquisition of Invensys Metering Systems. Since 1982, Mr. Zalaznick has been a Member and Managing Principal of The Jordan Company, L.P., a private merchant banking firm, and its predecessors. Since 2002, Mr. Zalaznick has been a Managing Member of Resolute Fund Partners, LLC, the general partner of The Resolute Fund L.P. Mr. Zalaznick is also a director of various other privately held companies. Mr. Zalaznick is a director of TAL International Group, Inc. and serves on the compensation and executive committees of its board of directors. Mr. Zalaznick previously served on the board of directors of Maria Christina, Inc. While a director of Maria Christina, Inc., Mr. Zalaznick served on the compensation and executive committees of its board of directors. Mr. Zalaznick has extensive experience in management of operations, corporate governance and strategic planning.

Thomas H. Quinn became a director upon completion of the acquisition of Invensys Metering Systems. Since 2002, Mr. Quinn has been a Member and Managing Principal of The Jordan Company, L.P., a private merchant banking firm, and since 1988, he has been President and Chief Operating Officer of Jordan Industries, Inc., a diversified industrial company. Mr. Quinn is also a director of other privately held companies. Mr. Quinn also serves on the board of directors of International Mining & Machinery, Ltd., a company listed on the Hong Kong Stock Exchange. Mr. Quinn was a director and Chief Executive Officer of Fannie May Holdings, Inc. and its subsidiary, Archibald Candy Corp., within two years of its Chapter 11 bankruptcy filing during June 2002. He was also an Executive Officer of the Sweet Factory subsidiary of Fannie May Holdings, Inc., which filed for Chapter 11 bankruptcy during 2001. Mr. Quinn has extensive experience in operations management, strategic planning, corporate governance, finance, accounting and knowledge of the marketplace.

Gerald J. Cardinale became a director upon completion of the acquisition of Invensys Metering Systems. Since 2002, Mr. Cardinale has been a Managing Director of the Principal Investment Area of Goldman, Sachs & Co. He joined Goldman, Sachs & Co. in 1992. Mr. Cardinale also serves on the board of directors of Alliance Films Holdings Inc., including as a member of the compensation committee of its board of directors, Cequel Communications, LLC, Cooper-Standard Automotive, Inc., CSI Entertainment, CW Media Holdings, Inc., Global Tel*Link Corporation, Griffon Corporation, Guthy-Renker Holdings, LLC, Legends Hospitality Holding Company, LLC, including as a member of the compensation committee of its board of directors, and Yankees Entertainment & Sports Networks, LLC. Mr. Cardinale has extensive experience in corporate finance, corporate governance and accounting.

Bryan Kelln has been a director since February 10, 2004. Mr. Kelln currently serves as Principal & President—Portfolio Operations, of Platinum Equity. From July 2005 through July 2008, Mr. Kelln served as Senior Vice President and Chief Operating Officer of Nortek, Inc. From June 2002 through May 2005, Mr. Kelln acted as a consultant of The Jordan Company, L.P., a private merchant banking firm. From January 2000 until June 2002, Mr. Kelln was President and Chief Executive Officer of Rock Shox, Inc., a global bicycle industry supplier. Prior to that time, Mr. Kelln served as a Senior Vice President and General Manager of the telecommunications and utilities businesses of General Cable Corporation. Mr. Kelln has extensive experience in management of operations, strategic planning and knowledge of the marketplace.

J. Jack Watson has been a director since February 10, 2004. Mr. Watson was Chairman, President and Chief Executive Officer of NEWFLO Corporation, a manufacturer of pumps, valves and meters, from 1987 until his retirement in 1996. Mr. Watson has also served as a director of W-H Energy Services and various other privately held companies. Mr. Watson has extensive experience in executive management of global operations, corporate finance, accounting, strategic planning and sales and marketing.

H. Russel Lemcke has been a director since February 10, 2004. Since 1989, Mr. Lemcke has been President of H. Russel Lemcke Group, Inc., a private consulting business. In 2008, Mr. Lemcke retired as a director of Graham Corporation. Mr. Lemcke has extensive experience in management of operations, corporate finance, accounting and strategic planning.

Nicole V. Agnew has been a director since March 16, 2007. Ms. Agnew is a Vice President in the Principal Investment Area of Goldman, Sachs & Co. Ms. Agnew joined Goldman, Sachs as an Associate in 2005. Prior to that time, from 2003 to 2005, Ms. Agnew was an Associate at Onex Corporation, a large Canadian company with operations in the services, manufacturing and technology industries. From 1999 to 2003, Ms. Agnew was employed at Merrill Lynch in New York in the investment banking division. Ms. Agnew has extensive experience in corporate finance, accounting, and operations.

Eugene R. McGrath has been a director since January 4, 2010. Mr. McGrath is the former Chairman and Chief Executive Officer of Consolidated Edison, Inc. and also previously served as the Chairman and Chief Executive Officer of Consolidated Edison Inc. of New York. Mr. McGrath has been a trustee of Consolidated Edison of New York since 1987, a director of Consolidated Edison since October 1997 and Chairman of the Board of Orange & Rockland Utilities, Inc. from July 1999 through September 2005. During the past five years, he served as a director or trustee of Associated Electric & Gas Insurance Service Limited, GAMCO Investors, Inc. and Schering-Plough Corporation. Mr. McGrath has extensive experience in executive management of operations, corporate governance, strategic planning and knowledge of the marketplace.

Louis D’Ambrosio has been a director since January 15, 2010. Mr. D’Ambrosio is the former President and Chief Executive Officer of Avaya. He led Avaya in becoming a technology and market share leader in the communications industry. Before being appointed Chief Executive Officer of Avaya, Mr. D’Ambrosio was president of Avaya’s Global Sales and Marketing. Mr. D’Ambrosio also spent 16 years at IBM in senior executive roles in global services, software, and sales and marketing. Mr. D’Ambrosio has extensive experience in executive management of operations, corporate governance, strategic planning and sales and marketing.

Board of Directors

As of March 31, 2010 our Board of Directors consisted of thirteen directors. Our Board of Directors appoints our executive officers, directs the management of our business and affairs and conducts its business through meetings of the Board of Directors and two standing committees, the Audit Committee and the Compensation Committee. In addition, from time to time, other committees may be established under the direction of the board when necessary to address specific issues. Our Audit Committee consists of Jonathan F. Boucher, Thomas H. Quinn, J. Jack Watson and H. Russel Lemcke. The Board of Directors has reviewed the qualifications and backgrounds of the members of the Audit Committee, and although it has not made a determination as to whether any one individual member of the Audit Committee would qualify as a financial expert, it has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication. As a result, the Board of Directors has determined that the combined qualifications and experience of the Audit Committee members, when taken together, give the Audit Committee the financial expertise necessary to discharge its responsibilities. Our Compensation Committee consists of Thomas H. Quinn, Jonathan F. Boucher, Nicole V. Agnew and H. Russel Lemcke.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, our principal financial officer and our principal accounting officer. We hereby undertake to provide to any person without charge, upon request, a copy of such code of ethics, provided that such request is sent in writing to Colin Flannery, Sensus USA Inc., 8601 Six Forks Road, Suite 700, Raleigh, North Carolina 27615.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section provides information regarding the compensation program for all individuals who served as our principal executive officer during fiscal 2010, all individuals who served as our principal financial officer during fiscal 2010 and the three most highly compensated executive officers other than the principal executive and principal financial officers, which we refer to as the “named executive officers” or “NEOs.” It includes information regarding, among other things, the overall objectives of the Company’s compensation program and each element of compensation that the Company provides. This discussion is intended to put into context the information in the tables that follow, each of which contains detailed information on the compensation granted, earned or paid to our NEOs during fiscal 2008, 2009 and 2010.

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

The individuals who served as the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) during fiscal 2010, as well as the other NEOs included in the Summary Compensation Table, are listed below:

Peter Mainz, Chief Executive Officer & President

Jeffrey J. Kyle, Chief Financial Officer

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

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured the Company’s annual cash and long-term incentive executive compensation to motivate executives to achieve and exceed the business goals of the Company and reward the executives for achieving and exceeding such goals. The short-term and long-term goals of the Company are established through discussions among the Board of Directors and senior management and are based on the Company’s a) mission statement to continue to be the leading provider of innovative technology solutions that enable the conservation of water and energy and b) recent historical and prospective business trends. In addition, since the Company competes with many larger companies for top executive-level talent, the Committee generally sets compensation for the executive officers to reflect the current competitive environment. Variations occur as dictated by the experience level of the individual and market factors.

The Company’s human resources department supports the Committee by analyzing and providing current Radford Executive Surveys to the Committee, CEO and CFO. This survey contains relevant market data and alternatives to consider in making compensation decisions for executive officers. The survey presents comparative data of other companies with similar revenue levels and in a broad spectrum of industries. The most recent survey includes 692 companies. The Committee evaluates this material, among other factors, in determining appropriate levels of compensation for the Company’s executive officers.

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

2010 Executive Compensation Components

For fiscal 2010, the principal components of compensation for NEOs were:

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

Performance-based incentive compensation

We have adopted a Management Incentive Plan (the “Incentive Plan”) that provides officers and directors with an incentive to achieve and exceed key business objectives. The Incentive Plan allows our key officers to earn performance-based compensation in addition to their annual base salary. Under the Incentive Plan, each participating officer is eligible to receive a performance incentive for each incentive period based on a stated percentage of the officer’s base pay if our financial performance is equal to or greater than certain stated financial and other performance targets, as discussed in greater detail below. The Incentive Plan’s objectives are to provide:

•	an incentive system that encourages participants to achieve and exceed Sensus and business unit, region and sub-region financially defined business objectives;

•	participants with an opportunity to earn incentive compensation based upon performance of the business in total or the business unit, region and sub-region;

•	focused attention on the most important measures of business success; and

•	competitive compensation to attract and retain key employees.

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

The incentives, if applicable, are paid in cash as soon as practical after the Company’s audited consolidated annual results have been announced, but no later than July 15 of each year. All payments are subject to the final approval of the Committee. The impact of any “windfall” (nonrecurring financial adjustments), either adverse or positive, is excluded from the calculations and the Committee’s decision as to “windfall” is final. Any foreign exchange translation or transaction impact, positive or adverse versus budgeted foreign exchange rates, is excluded. The business objectives will be adjusted for acquisitions or disposals as approved by the Committee (unless included in the budget). The participant is liable for any personal tax due or other statutory payments due on any part of the incentive. Incentive payments are treated for pensionable purposes in line with the Incentive Plan’s rules.

Participants are divided into three categories under the Incentive Plan: headquarters participants, business unit only participants and business unit region or sub-region participants. Headquarters participants are those not tied to any one specific business unit, region or sub-region within the Company. Incentive payments for headquarters participants are based strictly on the performance of the Company. Business unit only participants are those with specific responsibilities within a business unit of the Company for which performance can be specifically measured against specified objectives. Management adjusted EBITDA and operating cash flow (each as defined in the footnotes to the table below) are based on performance at the business unit level for those not measured on the headquarters plan. Business unit region or sub-region participants are those with specific responsibilities within a region or sub-region within a business unit of the Company for which performance can be specifically measured against specified objectives. Management adjusted EBITDA and operating cash flow are based on performance at a combination of both the business unit and either the region’s or sub-region’s levels for those not measured on the headquarters plan or business unit only plan.

Business units for purposes of the Incentive Plan are defined as:

•	Conservation Solutions

•	Global Gas

•	Global Water & Heat

•	Sensus Precision Die Casting

•	Smith-Blair Inc.

Business unit regions or sub-regions for the purpose of the Incentive Plan are defined as:

•	Global Gas Regions

•	Asia-Pacific Region

•	North American Region

•	Global Water & Heat Regions and Sub-Regions

•	North America

•	Europe Middle-East Africa & South America (EMEAS)

•	EMEAS Sub-Regions

•	Chile

•	Czech Republic

•	France

•	Germany

•	Hannover

•	Ludwigshafen

•	Service Group

•	Slovakia

•	South Africa

•	Spain

•	Sensus Precision Die Casting

•	Asia-Pacific Region

•	North American Region

Target objectives are determined on an individual basis via discussions with the Board of Directors and senior management and communicated to participants early in the Incentive Plan year. In determining target objectives, the Board of Directors and senior management consider recent historical and prospective business trends, existing contracts and prevailing market conditions. The target objectives are adjusted for acquisitions or disposals as approved by the Committee, unless included in the budget.

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

The annual incentive is based on a quarterly earned mechanism that allows for a maximum earned quarterly amount of 100% for reaching or exceeding each quarter’s targets. A participant will not earn a quarterly amount for a target if performance is less than 90% of that quarter’s target. Each quarterly incentive earned will be banked until the end of the fiscal year. For headquarters participants, if the full-year actual management adjusted EBITDA is less than 90% of the full-year target management adjusted EBITDA, then the banked quarterly incentive payment for both management adjusted EBITDA and operating cash flow are eliminated. For business unit only participants and business unit region or sub-region participants, if the full-year actual management adjusted EBITDA is not the greater of prior year’s actual management adjusted EBITDA or 85% of the current year’s full-year target management adjusted EBITDA for an individual business unit, region or sub-region, then the banked quarterly incentive payment for both management adjusted EBITDA and operating cash flow for an individual business unit, region or sub-region will be eliminated. Depending on performance, it is possible for a business unit to qualify for a payment and individual regions and sub-regions within the business unit to fail to qualify. It is also possible that a business unit fails to qualify for a payment but individual regions and sub-regions could still qualify.

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

The performance measures and weightings under the Incentive Plan are outlined in the table below. Actual targets will vary between headquarters participants, business unit only participants and business unit region or sub-region participants based upon the factors discussed above.

Headquarters & Business Unit Only Objectives

Scorecard ($000s)		Quarterly Incentive						Full Year Incentive
Measurement	Weighting	Quarterly Percent of Target Achieved	Target Quarterly Earned Payment	FY Q1 Target	FY Q2 Target	FY Q3 Target	FY Q4 Target	Full Year Percent of Target Achieved	Full Year Target Payment	Full Year Target
Management Adjusted EBITDA (1)	70%	>100% 90%	100% 10%	Target 90%	Target 90%	Target 90%	Target 90%	120%+ 110% 100% 90%	200%+ 150% 100% 10%	120%+ 110% Target 90%
Operating Cash Flow (2)	30%	>100% 90%	100% 10%	Target 90%	Target 90%	Target 90%	Target 90%	120%+ 110% 100% 90%	200%+ 150% 100% 10%	120%+ 110% Target 90%

(1)	Management adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for restructuring expense, management fees and other non-recurring items, including the add-back of deferred revenue and incremental direct costs related to long-term AMI contracts.
(2)	Operating cash flow is defined as the cash flow from management adjusted EBITDA adjusted for restructuring expense, net of capital expenditures and movements in trade working capital, other current assets, other payables and accruals (including restructuring accruals).

Region and Sub-Region Objectives

Scorecard ($000s)		Quarterly Incentive						Full Year Incentive
Measurement	Weighting	Quarterly Percent of Target Achieved	Target Quarterly Earned Payment	FY Q1 Target	FY Q2 Target	FY Q3 Target	FY Q4 Target	Full Year Percent of Target Achieved	Full Year Target Payment	Full Year Target
Business Unit EBITDA (1) Target	35%	>100% 90%	100% 10%	Target 90%	Target 90%	Target 90%	Target 90%	120%+ 110% 100% 90%	200%+ 150% 100% 10%	120%+ 110% Target 90%
Business Unit Operating Cash Flow (2) Target	15%	>100% 90%	100% 10%	Target 90%	Target 90%	Target 90%	Target 90%	120%+ 110% 100% 90%	200%+ 150% 100% 10%	120%+ 110% Target 90%
Region or Sub-Region EBITDA (1) Target	50%	>100% 90%	100% 10%	Target 90%	Target 90%	Target 90%	Target 90%	120%+ 110% 100% 90%	200%+ 150% 100% 10%	120%+ 110% Target 90%

(1)	Management adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for restructuring expense, management fees and other non-recurring items, including the add-back of deferred revenue and incremental direct costs related to long-term AMI contracts.
(2)	Operating cash flow is defined as the cash flow from management adjusted EBITDA adjusted for restructuring expense, net of capital expenditures and movements in trade working capital, other current assets, other payables and accruals (including restructuring accruals).

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

The maximum number of Bermuda 1 Class B common shares that are issuable under the Restricted Share Plan is 2,000,000 and the maximum number of Bermuda 1 Class B common shares available for grants under the Stock Option Plan is 2,000,000, subject in both cases to adjustment for changes in the capital structure such as share dividends, share splits, mergers, amalgamations and reorganizations of Bermuda 1.

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

In March and December 2004, Messrs. Mainz and Hernandez were issued 140,000 and 10,000 restricted Class B common shares of Bermuda 1, respectively, pursuant to restricted share agreements under the Restricted Share Plan. At the time of issuance, the Board of Directors determined that the fair market value of the restricted Class B common shares was equal to the par value thereof, or $.01 per share, due to the lack of a public market for Bermuda 1’s common shares, their illiquidity and their subordinated position within the capital structure of Bermuda 1. Each NEO paid $.01 per share for the restricted Class B common shares issued to him.

In July 2007, Mr. Flannery received a grant of options in the amount of 40,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. In April 2008, Mr. Hernandez received a grant of options in the amount of 50,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. In July 2008, Mr. Yeates received a grant of options in the amount of 50,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. All of these options have an exercise price of $5.50 per share and were made in accordance with and subject to the terms and conditions of the Stock Option Plan.

In November 2008, Messrs. Mainz, Flannery and Hernandez received grants of options in the amount of 40,000, 20,000 and 15,000 shares of Class B common stock of Bermuda 1, respectively, under the Stock Option Plan. In December 2008, Mr. Kyle received a grant of options in the amount of 50,000 shares of Bermuda 1 Class B common stock. In August 2009, Mr. Yeates received a grant of options in the amount of 25,000 shares of

Bermuda 1 Class B common stock. In January 2010, Mr. Kyle received a grant of options in the amount of 25,000 shares of Bermuda 1 Class B common stock. All of these options have an exercise price of $6.00 per share and were made in accordance with and subject to the terms and conditions of the Stock Option Plan.

Compensation expense related to the Stock Option Plan totaled approximately $85,000 for fiscal 2010.

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

Additionally, the Company sponsors certain defined benefit and defined contribution plans. Certain employees of the Company, including Messrs. Mainz and Hernandez, participated during fiscal 2010 in the Sensus German Management Pension Program (the “German Pension”), which is a defined benefit pension plan. The Company maintains this plan that resulted from the acquisition of Invensys Metering Systems. Messrs. Mainz and Hernandez are eligible to participate in such plan under German law. Retirement benefits under the plan are computed on the basis of the employee’s final annual salary and incentive multiplied by a percentage based on years of service. Messrs. Mainz and Hernandez participate in this plan on the same basis and subject to the same costs, terms and conditions as other employees in Germany.

Also, certain employees of the Company, including Messrs. Mainz, Kyle, Flannery and Yeates, participated in the Sensus USA Inc. 401(k) Plan during fiscal 2010. In calendar years 2008 and 2009, the Company contributed $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employees’ pensionable earnings. As of calendar year 2010, the Company contributes $1.00 for every $1.00 of the first 3% that an employee contributes and $0.50 for every $1.00 of employee contributions of the next 2% that the employee contributes up to a maximum of 4% of the employee’s pensionable earnings. Further, in fiscal years 2008 and 2009, the Company contributed 4.2% of all eligible employees’ pensionable earnings , subject to IRS limits, for calendar years 2007 and 2008 to their 401(k) account and in fiscal 2010, the Company contributed 3% of all eligible employees’ pensionable earnings, subject to IRS limits, for calendar year 2009 to their 401(k) account Such contributions are made in lieu of the pension benefits provided prior to the acquisition of Invensys Metering Systems and approximate the amount of previous benefits received. In fiscal year 2011, there will be a new discretionary contribution scheme that will be linked to the performance of the Company. The first such contribution will be made following the completion of the Company’s 2011 fiscal year (no contribution will be made at end of calendar year 2010) and will depend upon the Company achieving its management adjusted EBITDA and operating cash flow targets. The exact amount of the contribution each fiscal year will be determined by the Compensation Committee.

Pensionable earnings consist of base salary, including overtime and performance-based incentive compensation. Messrs. Mainz, Kyle, Flannery and Yeates participate in the Company’s 401(k) plan on the same basis and subject to the same costs, terms and conditions as other salaried employees in the United States. On January 1, 2007, the Company amended its 401(k) Plan such that any employee who participates in a foreign pension plan is not eligible to receive the Company contribution of 3%. Thus, Mr. Mainz, due to his participation in the German Pension, was not eligible for the 3% Company contribution in fiscal 2010.

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

Employment Agreements

Peter Mainz

Effective as of December 17, 2003, Mr. Mainz entered into an employment agreement with the Company. The agreement had an initial term of three years and is extended automatically for successive one-year periods unless either party delivers notice within specified notice periods. The employment agreement provided for an initial annual base salary of $275,000. On April 24, 2008, Mr. Mainz was promoted to Chief Executive Officer & President of the Company and was named as a member of the Board of Directors.

The Committee determines on an annual basis whether Mr. Mainz’s base salary should be increased and, if so, the amount of such increase. For fiscal 2010, Mr. Mainz’s base salary was $431,062. In addition, under the terms of his employment agreement, Mr. Mainz is eligible to receive discretionary bonuses pursuant to the Incentive Plan of 50% of his base salary. Mr. Mainz received an incentive payment in fiscal 2010 of $123,357. With respect to the portion of Mr. Mainz’s compensation that was paid in euros, all dollar amounts provided above were determined based on the average exchange rate of euros to U.S. dollars for fiscal 2010, which was approximately €1.00/$1.41.

The Company is also obligated to provide Mr. Mainz with a company-leased vehicle for business and personal use, and he is entitled to participate in employee benefit plans, programs and other arrangements currently in effect. In addition, Mr. Mainz will be reimbursed for all reasonable travel, entertainment and other expenses incurred during performance of his duties in accordance with the Company’s expense reimbursement policy. The Company is also obligated to provide certain benefits to Mr. Mainz in relation to his status as an expatriate working in the United States, including economy-class airline tickets for Mr. Mainz and his family to visit Europe once annually, taxation support and visa assistance, and Mr. Mainz is entitled to continue to participate in his German retirement and social security plans. See “2010 Executive Compensation Components—Welfare and retirement benefits” above and “Pension Benefits” below. Lastly, Mr. Mainz is entitled to receive certain payments and benefits in the event of his termination and upon a change in control of the Company pursuant to the terms of his employment agreement. See “Potential Payments Upon Termination or Change-in-Control.”

Jeffrey J. Kyle

Effective as of December 8, 2008, Mr. Kyle entered into an employment agreement with the Company. The agreement is terminable at will by either party. The employment agreement provided for an initial annual base salary of $275,000. The Committee determines on an annual basis, based on the recommendation of the CEO, whether Mr. Kyle’s base salary should be increased and, if so, the amount of such increase. For fiscal 2010, Mr. Kyle’s base salary was $278,754. In addition, under the terms of the agreement, Mr. Kyle is eligible to receive discretionary bonuses pursuant to the Incentive Plan of 40% of his base salary, subject to the performance and other conditions that the CEO determines on an annual basis, subject to the approval of the Committee. Mr. Kyle received a guaranteed incentive payment of $27,500 in fiscal year 2010 under the Incentive Plan based on the terms of his employment agreement.

The Company is also obligated to provide Mr. Kyle with a company-leased vehicle for business and personal use, and he is entitled to participate in employee benefit plans, programs and other arrangements currently in effect. In addition, subject to the approval of the CEO, Mr. Kyle will be reimbursed for all reasonable travel, entertainment and other expenses incurred during performance of his duties in accordance with the Company’s expense reimbursement policy. Mr. Kyle is also entitled to reimbursement for certain expenses incurred in connection with his relocation to the Raleigh, North Carolina area, provided that Mr. Kyle will be obligated to pay back a pro-rata portion of these expenses to the Company under the terms of his relocation payback agreement if his employment is terminated before December 8, 2010. See “All Other Compensation.” Lastly, Mr. Kyle is entitled to receive certain payments and benefits in the event of his termination and upon a change in control of the Company pursuant to the terms of his employment agreement. See “Potential Payments Upon Termination or Change-in-Control.”

José Hernandez

Effective as of December 1, 2004, Mr. Hernandez entered into an employment agreement with the Company, as amended on January 18, 2008. The agreement may be terminated by either party on June 30 or December 31 each year by providing twelve months’ prior notice. The employment agreement provided for an initial annual base salary of $260,850, subject to annual increases in the Committee’s discretion. For fiscal 2010, Mr. Hernandez’s base salary was $373,208. On January 31, 2008, the Company announced the appointment of Mr. Hernandez to Vice President, Global Water & Heat, a newly formed business unit. In addition, under the terms of his employment agreement, Mr. Hernandez is eligible to receive discretionary bonuses pursuant to the Incentive Plan of 40% of his base salary. Mr. Hernandez did not receive an incentive in fiscal 2010. All dollar amounts provided above were determined based on the average exchange rate of euros to U.S. dollars for fiscal 2010, which was approximately €1.00/$1.41.

The Company is also obligated to provide Mr. Hernandez with a company-leased vehicle for business and personal use, and he is entitled to participate in all employee fringe benefit plans offered to our management level employees in Germany. In addition, Mr. Hernandez will be reimbursed for all reasonable travel, entertainment and other expenses incurred during performance of his duties in accordance with the Company’s expense reimbursement policy. The Company is also obligated to provide certain pension benefits to Mr. Hernandez. See “2010 Executive Compensation Components—Welfare and retirement benefits” above and “Pension Benefits” below. Lastly, Mr. Hernandez is entitled to receive certain payments and benefits in the event of his death or disability pursuant to the terms of his employment agreement. See “Potential Payments Upon Termination or Change-in-Control.”

William T. Yeates

Effective as of July 1, 2008, Mr. Yeates entered into an employment agreement with the Company. The agreement is terminable at will by either party. The employment agreement provided for an initial annual base salary of $325,008. The Committee determines on an annual basis, based on the recommendation of the CEO, whether Mr. Yeates’ base salary should be increased and, if so, the amount of such increase. For fiscal 2010, Mr. Yeates’ base salary was $331,257. In addition, under the terms of the agreement, Mr. Yeates is eligible to receive discretionary bonuses pursuant to the Incentive Plan of 40% of his base salary, subject to the performance and other conditions that the CEO determines on an annual basis, subject to the approval of the Committee. Mr. Yeates received an incentive payment of $105,888 for fiscal 2010.

The Company is also obligated to provide Mr. Yeates with a company-leased vehicle for business and personal use, and he is entitled to participate in employee benefit plans, programs and other arrangements currently in effect. In addition, subject to the approval of the CEO, Mr. Yeates will be reimbursed for all reasonable travel, entertainment and other expenses incurred during performance of his duties in accordance with the Company’s expense reimbursement policy. Mr. Yeates was entitled to reimbursement for certain expenses incurred in connection with his relocation to the Raleigh, North Carolina area, provided that Mr. Yeates may be obligated to pay back a pro-rata portion of these expenses to the Company under the terms of his relocation payback agreement if his employment is terminated before July 1, 2010. See “All Other Compensation.” Lastly, Mr. Yeates is entitled to receive certain payments and benefits in the event of his termination and upon a change in control of the Company pursuant to the terms of his employment agreement. See “Potential Payments Upon Termination or Change-in-Control.”

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

Compensation Committee

Thomas H. Quinn

Jonathan F. Boucher

Nicole Agnew

H. Russel Lemcke

Summary Compensation Table

The following table provides information regarding the compensation of the Company’s CEO, CFO and our other NEOs, who were serving as such during and at the end of fiscal 2010. All dollar amounts are rounded to the nearest dollar.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Peter Mainz (4),(5)	2010	431,062	—	—	123,357	223,192	23,853	801,464
Chief Executive Officer & President	2009	402,111	—	17,947	—	44,424	27,152	491,634
	2008	364,984	—	—	—	50,714	23,897	439,595
Jeffrey J. Kyle (6)	2010	278,754	—	33,500	27,500	—	194,964	534,718
Chief Financial Officer	2009	86,556	—	39,442	—	—	118,721	244,719
Colin Flannery	2010	272,502	—	—	55,158	—	25,030	352,690
Vice President and General Counsel	2009	266,877	—	8,973	—	—	28,478	304,328
	2008	255,633	—	6,189	—	—	34,105	295,927
José Hernandez (5),(7),(8)	2010	373,208	—	—	—	181,819	15,840	570,867
Executive Vice President, Global Water & Heat	2009	336,804	—	12,191	128,302	(37,447)	15,529	455,379
	2008	369,865	38,652	—	125,202	98,320	33,799	665,838
William T. Yeates (9)	2010	331,257	—	11,217	105,888	—	17,393	465,755
Executive Vice President, Conservation Solutions	2009	243,756	—	39,217	—	—	314,523	597,496

(1)	Awards of stock options to purchase Class B common shares of Bermuda 1 under the Stock Option Plan. For additional information on all assumptions made in the valuation of stock options, see Note 15 under “Notes of Consolidated Financial Statements” in Item 8 of this Annual Report.
(2)	Awards under the Incentive Plan. Awards are made by May of the applicable fiscal year and paid by July of the next fiscal year.
(3)	See “All Other Compensation” below for full details.
(4)	With respect to the portion of Mr. Mainz’s compensation that was paid in euros, all dollar amounts provided in the table above for fiscal 2008, 2009 and 2010 were determined based on the average exchange rate of euros to U.S. dollars during the applicable fiscal year, which was approximately €1.00/$1.41 for fiscal 2008, €1.00/$1.30 for fiscal 2009 and €1.00/$1.41 for fiscal 2010.
(5)	The change in pension value for each of Messrs. Mainz and Hernandez for fiscal 2008 is based on pension values at March 31, 2007 of $270,393 and $167,124, respectively, and pension values at March 31, 2008 of $321,107 and $265,444, respectively. The change in pension value for each of Messrs. Mainz and Hernandez for fiscal 2009 is based on pension values at March 31, 2008 of $321,107 and $265,444, respectively, and pension values at March 31, 2009 of $365,531 and $227,997, respectively. The change in pension value for each of Messrs. Mainz and Hernandez for fiscal 2010 is based on pension values at March 31, 2009 of $365,531 and $227,997, respectively, and the amount disclosed in the Pension Benefits table below. The significant increase in the change in pension value for each of Messrs. Mainz and Hernandez in fiscal year 2010 resulted principally from changes in both the discount rate and the foreign exchange rate. See Note 13 under “Notes of Consolidated Financial Statements” in Item 8 of this Annual Report.
(6)	On December 8, 2008, the Company announced the appointment of Mr. Kyle to serve as the Company’s Chief Financial Officer, effective December 8, 2008. Because Mr. Kyle was hired in fiscal 2009, he did not receive any compensation from the Company in fiscal 2008.
(7)	On January 31, 2008, the Company announced the appointment of Mr. Hernandez to Vice President, Global Water & Heat, a newly formed business unit. In connection with his promotion, the Company approved a one-time bonus in fiscal 2008 for Mr. Hernandez in the amount of $38,652, as reflected in the table above.

(8)	With respect to the portion of Mr. Hernandez’s compensation that was paid in euros, all dollar amounts provided in the table above for fiscal 2008, 2009 and 2010 were determined based on the average exchange rate of euros to U.S. dollars during the applicable fiscal year, which was approximately €1.00/$1.41 for fiscal 2008, €1.00/$1.30 for fiscal 2009 and €1.00/$1.41 for fiscal year 2010, except with respect to Mr. Hernandez’s one-time bonus in fiscal 2008, which was based on the exchange rate at the time of payment of €1.00/$1.49, Mr. Hernandez’s non-equity incentive plan award in fiscal 2008, which was based on the exchange rate at the time of payment of €1.00/$1.34, and Mr. Hernandez’s non-equity incentive plan award in fiscal 2009, which was based on the exchange rate at the time of payment of €1.00/$1.58.
(9)	On July 1, 2008, the Company appointed Mr. Yeates to the position of Vice President, AMI & Electric. Because Mr. Yeates was hired in fiscal 2009, he did not receive any compensation from the Company in fiscal 2008.

All Other Compensation

The following table identifies all other compensation included in the Summary Compensation Table and consists of perquisites and other personal benefits afforded the NEOs. All dollar amounts are rounded to the nearest dollar.

Name	Fiscal Year	Company- Leased Vehicle ($)	Tax Preparation Fee/Tax Reimbursement ($)	Relocation, Rent & Personal Travel ($)	Company Match Contributions to 401(k) Plans ($)	Company 3.0% & 4.2% Contributions to 401(k) Plans ($)	Pensionable Earnings in Excess of IRS Limit ($)(1)	Consulting Payment ($)	Total ($)
Peter Mainz (2),(3),(4)	2010	6,301	2,150	6,388	9,014	—	—	—	23,853
	2009	5,503	7,400	6,235	8,014	—	—	—	27,152
	2008	4,665	2,150	8,682	8,400	—	—	—	23,897

Jeffrey J. Kyle (5),(6)	2010	10,133	—	168,787	8,694	7,350	—	—	194,964
	2009	—	—	25,194	458	748	—	92,321	118,721

Colin Flannery (7)	2010	9,077	—	—	8,603	7,350	—	—	25,030
	2009	9,482	—	—	7,872	9,660	1,464	—	28,478
	2008	8,008	—	7,348	8,186	9,450	1,113	—	34,105

José Hernandez (2),(8)	2010	15,840	—	—	—	—	—	—	15,840
	2009	15,529	—	—	—	—	—	—	15,529
	2008	16,859	—	16,940	—	—	—	—	33,799

William T. Yeates (9),(10)	2010	2,236	—	—	7,807	7,350	—	—	17,393
	2009	761	—	303,687	3,250	6,825	—	—	314,523

(1)	For purposes of calculating the 4.2% contribution made for calendar years 2007 and 2008 and 3.0% contribution made for calendar year 2009 to individual 401(k) accounts, the IRS required a limit to compensation of $225,000, $220,000 and $245,000 for calendar years 2007, 2008 and 2009, respectively. The Company paid the remainder of the 4.2% of pensionable earnings as additional compensation to all employees affected by the IRS limit in calendar years 2007 and 2008 in fiscal years 2008 and 2009, respectively. No such payments were made in fiscal 2010 for calendar year 2009.
(2)	With respect to the portion of Messrs. Mainz’s and Hernandez’s other compensation that was paid in euros, all dollar amounts provided in the table above for fiscal 2008, 2009 and 2010 were determined based on the average exchange rate of euros to U.S. dollars during the applicable fiscal year, which was approximately €1.00/$1.41 for fiscal 2008, €1.00/$1.30 for fiscal 2009 and €1.00/$1.41 for fiscal 2010.
(3)	On January 1, 2007, the Company amended its 401(k) Plan such that any employee who participates in a foreign pension plan is not eligible to receive the Company contribution of 4.2% for calendar years 2007 and 2008 or 3.0% for calendar year 2009. Thus, Mr. Mainz, due to his participation in the German Pension, was not eligible for the 4.2% Company contribution in fiscal 2008 and fiscal 2009 or the 3.0% Company contribution in fiscal 2010.
(4)	Personal travel benefits paid to Mr. Mainz by the Company of $8,682, $6,235 and $6,388 for fiscal 2008, 2009 and 2010, respectively, as reflected in the table above, represent reimbursements for economy-class airline tickets to Europe for Mr. Mainz and his family. These benefits were provided pursuant to Mr. Mainz’s employment agreement due to his status as an expatriate working in the United States. See “2010 Executive Compensation Components—Employment Agreements.”
(5)	On December 8, 2008, the Company announced the appointment of Mr. Kyle to serve as the Company’s Chief Financial Officer, effective December 8, 2008. Because Mr. Kyle was hired in fiscal 2009, he did not receive any compensation from the Company in fiscal 2008.
(6)

For fiscal 2009, the Company paid for the rental of an apartment in Raleigh, North Carolina for Mr. Kyle in the amount of $12,746 and relocation expenses of $12,448, as reflected in the aggregate in the table above, as part of his relocation benefit in accordance with the terms of his employment agreement. For fiscal 2010, the Company paid for the rental of a home in Raleigh, North Carolina for Mr. Kyle in the amount of $27,288 and relocation expenses of $141,499, as reflected in the aggregate in the table above, as part of his relocation benefit in accordance with the terms of his employment agreement. Under the terms of his relocation payback agreement, Mr. Kyle will be obligated to pay back a pro-rata portion of his relocation expenses to the Company (as determined in accordance with the relocation payback agreement) if his employment is terminated, voluntarily or involuntarily, before December 8, 2010. If Mr. Kyle’s employment is terminated, voluntarily or involuntarily, on or after December 8, 2010, he will not be obligated to pay back any amount to the Company with respect to his relocation expenses.
(7)	For fiscal 2008, the Company paid for the rental of an apartment in Raleigh, North Carolina for Mr. Flannery in the amount of $6,988 and relocation expenses in the amount of $360 for Mr. Flannery, in each case as reflected in the table above.
(8)	Due to Mr. Hernandez’s full-time relocation to Germany, lease payments for an apartment in Chile made on his behalf by the Company ceased as of March 31, 2008. The lease payments for Mr. Hernandez’s apartment for fiscal 2008 was $16,940, as reflected in the table above.
(9)	On July 1, 2008, the Company appointed Mr. Yeates to the position of Vice President, AMI & Electric. Because Mr. Yeates was hired in fiscal 2009, he did not receive any compensation from the Company in fiscal 2008.
(10)	For fiscal 2009, the Company paid relocation expenses of $303,687 for Mr. Yeates, as reflected in the table above, as part of his relocation benefit in accordance with the terms of his employment agreement. Under the terms of his relocation payback agreement, Mr. Yeates will be obligated to pay back a pro-rata portion of his relocation expenses to the Company (as determined in accordance with the relocation payback agreement) if Mr. Yeates terminates his employment before July 1, 2010. If the Company terminates Mr. Yeates’ employment before July 1, 2010, Mr. Yeates will be obligated, at the Company’s election, to pay back a pro-rata portion of his relocation expenses to the Company (as determined in accordance with the relocation payback agreement). If Mr. Yeates’ employment is terminated, voluntarily or involuntarily, on or after July 1, 2010, he will not be obligated to pay back any amount to the Company with respect to his relocation expenses.

Grants of Plan-Based Awards

The following table identifies potential earnings of the NEOs under the Incentive Plan for awards granted for fiscal 2010 and payable in fiscal 2011 and grants of stock options to purchase common shares of Bermuda 1 under the Stock Option Plan in fiscal 2010. See “2010 Executive Compensation Components—Performance-based incentive compensation” and “—Long-term incentive compensation.” The target amount for headquarters participants pursuant to the Incentive Plan for management adjusted EBITDA and operating cash flow for fiscal 2010 was $128,123,000 and $86,185,000, respectively. Incentive payments for fiscal 2010 for Messrs. Mainz, Kyle and Flannery, who are headquarters employees, and Messrs. Hernandez and Yeates, who are business unit employees, will be determined based on audited financial statements for fiscal 2010 and will be paid in fiscal 2011, subject to the terms and conditions of the Incentive Plan. Messrs. Kyle and Yeates received grants of options each in the amount of 25,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan in fiscal 2010. All dollar amounts in the following table are rounded to the nearest dollar.

Name	Grant Date	Estimated Possible Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
Peter Mainz	April 1, 2009	21,250	212,500	—	—	—	—
Jeffrey J. Kyle	April 1, 2009	11,000	110,002	—	—	—	—
Jeffrey J. Kyle	January 15, 2010	—	—	—	25,000	6.00	33,500
Colin Flannery	April 1, 2009	9,450	94,500	—	—	—	—
José Hernandez	April 1, 2009	13,733	139,733	—	—	—	—
William T. Yeates	April 1, 2009	13,000	130,003	—	—	—	—
William T. Yeates	August 21, 2009	—	—	—	25,000	6.00	11,217

(1)	Non-equity awards granted under the Incentive Plan by May of fiscal 2010 and payable by July of fiscal 2011.
(2)	Awards of stock options to purchase Class B common shares of Bermuda 1 under the Stock Option Plan granted in fiscal 2010.
(3)	Exercise price was determined by the Committee at the time of grant principally based on a valuation of the Company that computes the Company’s enterprise value based on EBITDA multiples and subtracts net debt and preferred equity to derive a common equity value.

Outstanding Equity Awards at Fiscal Year-End

In July 2007, Mr. Flannery received a grant of options in the amount of 40,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. In April 2008, Mr. Hernandez received a grant of options in the amount of 50,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. In July 2008, Mr. Yeates received a grant of options in the amount of 50,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. In November 2008, Messrs. Mainz, Flannery and Hernandez received grants of options in the amount of 40,000, 20,000 and 15,000 shares of Class B common stock of Bermuda 1, respectively, under the Stock Option Plan. In December 2008, Mr. Kyle received a grant of options in the amount of 50,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. In August 2009, Mr. Yeates received a grant of options in the amount of 25,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. In January 2010, Mr. Kyle received a grant of options in the amount of 25,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. See “2010 Executive Compensation Components—Long-term incentive compensation.”

The options awarded under the Stock Option Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the options may accelerate upon the occurrence of certain stated liquidity events. The options have exercise prices that are determined by the Committee at the time of grant. The following table provides information regarding the unexercised portions of these grants as of March 31, 2010.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Awards
Name		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Peter Mainz	—	40,000	6.00	November 17, 2018

Jeffrey J. Kyle	—	50,000	6.00	December 8, 2018
	—	25,000	6.00	January 15, 2020

Colin Flannery	16,000	24,000	5.50	July 19, 2017
	—	20,000	6.00	November 17, 2018

José Hernandez	—	50,000	5.50	April 24, 2018
	—	15,000	6.00	November 17, 2018

William T. Yeates	—	50,000	5.50	July 1, 2018
	—	25,000	6.00	August 21, 2019

Pension Benefits

The following table discloses the actuarial present value of the accrued benefits to Messrs. Mainz and Hernandez under the German Pension and Messrs. Mainz’s and Hernandez’s years of credited service under the German Pension. See “2010 Executive Compensation Components—Welfare and retirement benefits.” No other NEOs are entitled to receive pension benefits from the Company. With respect to the calculation of the actuarial present value of the accrued benefits to Messrs. Mainz and Hernandez under the German Pension, the exchange rate for the conversion of amounts denominated in euros to U.S. dollars on March 31, 2010 was approximately €1.00/$1.41. The actuarial present value of the accrued benefits to Messrs. Mainz and Hernandez under the German Pension at March 31, 2009 was $365,531 and $227,997, respectively. The significant increase the actuarial present value of the accrued benefits at March 31, 2010 as shown in the following table resulted principally from changes in both the discount rate and the foreign exchange rate. For additional information on the valuation method and all material assumptions applied in quantifying the present value of accumulated benefit, see Note 12 under “Notes of Consolidated Financial Statements” in Item 8 of this Annual Report. All dollar amounts are rounded to the nearest dollar.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
Peter Mainz	Sensus German Management Pension Program	11	588,723
Jeffrey J. Kyle
Colin Flannery
José Hernandez	Sensus German Management Pension Program	8	409,816
William T. Yeates

Potential Payments Upon Termination or Change-in-Control

The following is a discussion of the potential payments and benefits required for each NEO as of March 31, 2010 in the event of termination and upon a change in control of the Company.

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

During the severance period, Mr. Mainz will also be entitled to continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination. In addition, any restricted shares and any options owned by Mr. Mainz pursuant to the Restricted Share Plan and the Stock Option Plan will vest upon the sale of all capital stock, or all or substantially all of the assets, of Bermuda 1. In December 2004, Mr. Mainz was issued 140,000 restricted Class B common shares of Bermuda 1 under the Restricted Share Plan. As of March 31, 2010, all of those shares had vested. However, as of March 31, 2010, Mr. Mainz held an option to purchase 40,000 Class B common shares of Bermuda 1 under the Stock Option Plan, none of which shares had vested. The option has an exercise price of $6.00 per share. In the event that Mr. Mainz’s employment with the Company is terminated for any reason, the option will not vest with respect to any further shares beyond those that had previously vested, though Mr. Mainz’s vested options will remain exercisable for a period of six months under certain circumstances. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to $6.00 per share, which is equivalent to the exercise price at which stock options were granted in November 2008. See “2010 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.”

Lastly, upon retirement, Mr. Mainz will be entitled to his accrued pension benefit pursuant to eligibility under German law. At March 31, 2010, the actuarial present value of Mr. Mainz’s accrued benefit under the German Pension was $588,723 using an exchange rate for the conversion of euros to U.S. dollars of €1.00/$1.41. See “2010 Executive Compensation Components—Welfare and retirement benefits” and “Pension Benefits.”

The following table quantifies amounts that would have been payable to Mr. Mainz in the event of termination and upon a change in control of the Company, assuming the event occurred on March 31, 2010; that Mr. Mainz returned to Europe following the termination of his employment and the Repatriation Expenses equaled $40,000; and that the Company was not entitled to offset any such payments to Mr. Mainz against any base and bonus compensation earned by Mr. Mainz through alternate employment. All dollar amounts are rounded to the nearest dollar.

Termination Event	Payment ($)(1)
Mutual Agreement, Death/Disability or by Executive for Good Reason	490,000	(2)
Mutual Agreement Death/Disability or by Executive for Good Reason after a Change in Control	940,000	(2)
By the Company Without Cause	450,000
By the Company Without Cause after a Change in Control	900,000
By the Company for Cause/Material Breach or by the Executive Without Good Reason	—

(1)	For other payments and benefits to be received by Mr. Mainz upon a change in control of the Company and in the event of his retirement, see “Outstanding Equity Awards at Fiscal Year-End” and “Pension Benefits.”
(2)	An amount of $40,000 has been added to this payment with respect to the Repatriation Expenses. The Company will not owe this amount in the event Mr. Mainz’s employment is terminated due to his death.

Mr. Mainz is subject to certain restrictive covenants in his employment agreement, restricted share agreement and stock option agreement. These include obligations not to compete with us and not to solicit our employees, customers or others that have business relationships with the Company for two years following termination of his employment; an undertaking to maintain the secrecy of our confidential and proprietary information; and a commitment not to make any false, defamatory or disparaging statements about the Company or its affiliates.

Jeffrey J. Kyle

The Company’s employment agreement with Mr. Kyle provides that, upon termination of employment, Mr. Kyle will be entitled to receive the sum of his unpaid accrued base salary through the date of termination, any unpaid travel expenses, any unpaid accrued vacation and any benefits required to be provided by law (such as COBRA). In addition, upon termination of employment due to Mr. Kyle’s death or disability, Mr. Kyle will be entitled to an amount equal to his annual base salary for three months. Upon termination of employment by the Company without cause, Mr. Kyle will be entitled to an amount equal to his annual base salary for six months or through December 7, 2010, whichever is longer; provided that if the termination occurs after a change in control of the Company, Mr. Kyle will be entitled to an amount equal to his annual base salary for 12 months or through December 7, 2010, whichever is longer. Upon termination of employment by the Company for cause or by Mr. Kyle for any reason, no additional amounts will be owed by the Company to Mr. Kyle under his employment agreement.

During the severance period, Mr. Kyle will also be entitled to continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination. In addition, any options owned by Mr. Kyle pursuant to the Stock Option Plan will vest upon the sale of all capital stock, or all or substantially all of the assets, of Bermuda 1. As of March 31, 2010, Mr. Kyle held options to purchase 75,000 Class B common shares of Bermuda 1 under the Stock Option Plan, none of which shares had vested. The options have an exercise price of $6.00 per share. In the event that Mr. Kyle’s employment with the Company is terminated for any reason, the options will not vest with respect to any further shares beyond those that had previously vested, though Mr. Kyle’s vested options will remain exercisable for a period of six months under certain circumstances. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to $6.00 per share, which is equivalent to the exercise price at which stock options were granted in January 2010. See “2010 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.”

In fiscal years 2009 and 2010, the Company paid relocation expenses of $12,448 and $168,787, respectively, as part of Mr. Kyle’s relocation benefit in accordance with the terms of his employment agreement. Mr. Kyle is also entitled to reimbursement for certain expenses incurred in connection with his relocation to the Raleigh, North Carolina area, provided that under the terms of his relocation payback agreement, Mr. Kyle will be obligated to pay back a pro-rata portion of these expenses to the Company (as determined in accordance with the relocation payback agreement) if his employment is terminated before December 8, 2010. If Mr. Kyle’s employment is terminated, voluntarily or involuntarily, on or after December 8, 2010, he will not be obligated to pay back any amount to the Company with respect to his relocation expenses.

The following table quantifies amounts that would have been payable to (or by) Mr. Kyle in the event of termination and upon a change in control of the Company, assuming the event occurred on March 31, 2010, that Mr. Kyle paid back his relocation expenses to the Company and that the Company was not entitled to offset any payments to Mr. Kyle against any base and bonus compensation earned by Mr. Kyle through alternate employment. All dollar amounts are rounded to the nearest dollar.

Termination Event	Payment ($)(1)
Death/Disability	(82,683)
By the Company Without Cause	(10,182)
By the Company Without Cause after a Change in Control	134,820
By the Company for Cause or by the Executive	(155,184)

(1)	For other payments and benefits to be received by Mr. Kyle upon a change in control of the Company and in the event of his retirement or death, see “Outstanding Equity Awards at Fiscal Year-End.”

Mr. Kyle is subject to certain restrictive covenants in his employment agreement and stock option agreements. These include obligations not to compete with us and not to solicit our employees, customers or others that have business relationships with the Company for two years following termination of his employment; an undertaking to maintain the secrecy of our confidential and proprietary information; and a commitment not to make any false, defamatory or disparaging statements about the Company or its affiliates.

Colin Flannery

Mr. Flannery does not have a written employment agreement with the Company. If Mr. Flannery’s employment with the Company was terminated in circumstances covered by the Severance Policy, he would be entitled to four weeks of base salary payments, which is the standard severance package under the Severance

Policy, based on his time of service, available to all of our salaried employees. See “2010 Executive Compensation Components—Severance compensation.” Mr. Flannery’s annual base salary for fiscal 2010 was $272,502. Therefore, in the event his employment with the Company was terminated in circumstances covered by the Severance Policy as of March 31, 2010, Mr. Flannery would have been entitled to severance compensation in the amount of $21,539 under the Severance Policy. In addition, certain insurance benefits such as medical, dental and vision coverage may continue during the severance period, as long as subsidized employee premiums are paid by Mr. Flannery.

Lastly, any options owned by Mr. Flannery pursuant to the Stock Option Plan will vest upon the sale of all capital stock, or all or substantially all of the assets, of Bermuda 1. As of March 31, 2010, Mr. Flannery held options to purchase 60,000 Class B common shares of Bermuda 1 under the Stock Option Plan, of which 16,000 shares had vested. The option grants for 40,000 and 20,000 shares have exercise prices of $5.50 and $6.00 per share, respectively. In the event that Mr. Flannery’s employment with the Company is terminated for any reason, the options will not vest with respect to any further shares beyond those that had previously vested, though Mr. Flannery’s vested options will remain exercisable for a period of six months under certain circumstances. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to $6.00 per share, which is equivalent to the exercise price at which stock options were granted in November 2008. See “2010 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.”

Mr. Flannery is subject to certain restrictive covenants in his stock option agreements. These include obligations not to compete with us for two years following termination of his employment and not to solicit our employees, customers or others that have business relationships with the Company; an undertaking to maintain the secrecy of our confidential and proprietary information; and a commitment not to make any false, defamatory or disparaging statements about the Company or its affiliates.

José Hernandez

The Company’s employment agreement with Mr. Hernandez provides that, upon his termination due to an inability to work because of illness, Mr. Hernandez will receive his full compensation for a period of six weeks. For a period of 72 weeks thereafter, Mr. Hernandez is entitled to receive 90% of his net salary less any amounts received pursuant to the insurance policy described below. In the event of Mr. Hernandez’s death, the Company is obligated to pay Mr. Hernandez’s salary for the remainder of the month and for four further months to his widow. In addition, Mr. Hernandez is the beneficiary of certain accidental death and disability insurance policies maintained by the Company under the terms of his employment agreement. These policies provide coverages in the amounts of $101,520 for accidental death and $203,000 for disability, based on the average exchange rate of euros to U.S. dollars for fiscal 2010, which was approximately €1.00/$1.41.

Further, any restricted shares and any options owned by Mr. Hernandez pursuant to the Restricted Share Plan and the Stock Option Plan will vest upon the sale of all capital stock, or all or substantially all of the assets, of Bermuda 1. In December 2004, Mr. Hernandez was issued 10,000 restricted Class B common shares of Bermuda 1 under the Restricted Share Plan. As of March 31, 2010, all of those shares had vested. However, as of March 31, 2010, Mr. Hernandez held options to purchase 65,000 Class B common shares of Bermuda 1 under the Stock Option Plan, none of which shares had vested. The option grants for 50,000 and 15,000 shares have exercise prices of $5.50 and $6.00 per share, respectively. In the event that Mr. Hernandez’s employment with the Company is terminated for any reason, the options will not vest with respect to any further shares beyond those that had previously vested, though Mr. Hernandez’s vested options will remain exercisable for a period of six months under certain circumstances. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to $6.00 per share, which is equivalent to the exercise price at which stock options were granted in November 2008. See “2010 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.”

Lastly, upon retirement, Mr. Hernandez will be entitled to his accrued pension benefit pursuant to eligibility under German law. At March 31, 2010, the actuarial present value of Mr. Hernandez’s accrued benefit under the

German Pension was $409,816 using an exchange rate for the conversion of euros to U.S. dollars of €1.00/$1.41. See “2010 Executive Compensation Components—Welfare and retirement benefits” and “Pension Benefits.”

The following table quantifies amounts that would have been payable to Mr. Hernandez upon his termination, assuming the event occurred on March 31, 2010 and that Mr. Hernandez received the entire benefit of the insurance policies discussed above. All dollar amounts are rounded to the nearest dollar and, where applicable, have been converted from euros to U.S. dollars using an average exchange rate for fiscal 2010 of €1.00/$1.41.

Termination Event	Payment ($)(1)
Illness/Disability	203,000
Accidental Death/Death	261,146

(1)	For other payments and benefits to be received by Mr. Hernandez upon change in control of the Company and in the event of his retirement, see “Outstanding Equity Awards at Fiscal Year-End” and “Pension Benefits.”

Mr. Hernandez is subject to certain restrictive covenants in his employment agreement, restricted share agreement and stock option agreements. These include an obligation not to compete with us for two years following termination of his employment; an undertaking not to solicit our employees, customers or others that have business relationships with the Company; a commitment to maintain the secrecy of our confidential and proprietary information; and a covenant not to make any false, defamatory or disparaging statements about the Company or its affiliates.

William T. Yeates

The Company’s employment agreement with Mr. Yeates provides that, upon termination of employment, Mr. Yeates will be entitled to receive the sum of his unpaid accrued base salary through the date of termination, any unpaid travel expenses, any unpaid accrued vacation and any benefits required to be provided by law (such as COBRA). In addition, upon termination of employment due to Mr. Yeates’ death or disability, Mr. Yeates will be entitled to an amount equal to his annual base salary for three months. Upon termination of employment by the Company without cause, Mr. Yeates will be entitled to an amount equal to his annual base salary for six months or through June 30, 2010, whichever is longer; provided that if the termination occurs after a change in control of the Company, Mr. Yeates will be entitled to an amount equal to his annual base salary for 12 months or through June 30, 2010, whichever is longer. Upon termination of employment by the Company for cause or by Mr. Yeates for any reason, no additional amounts will be owed by the Company to Mr. Yeates under his employment agreement.

During the severance period, Mr. Yeates will also be entitled to continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination. In addition, any options owned by Mr. Yeates pursuant to the Stock Option Plan will vest upon the sale of all capital stock, or all or substantially all of the assets, of Bermuda 1. As of March 31, 2010, Mr. Yeates held options to purchase 75,000 Class B common shares of Bermuda 1 under the Stock Option Plan, none of which shares had vested. The option grants for 50,000 and 25,000 shares have exercise prices of $5.50 and $6.00 per share, respectively. In the event that Mr. Yeates’ employment with the Company is terminated for any reason, the option will not vest with respect to any further shares beyond those that had previously vested, though Mr. Yeates’ vested options will remain exercisable for a period of six months under certain circumstances. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to $6.00 per share, which is equivalent to the exercise price at which stock options were granted in August 2009. See “2010 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.”

In fiscal 2009, the Company paid relocation expenses of $303,687 as part of Mr. Yeates’ relocation benefit in accordance with the terms of his employment agreement. Under the terms of his relocation payback agreement, Mr. Yeates will be obligated to pay back a pro-rata portion of his relocation expenses to the Company (as determined in accordance with the relocation payback agreement) if Mr. Yeates terminates his employment before July 1, 2010 . If the Company terminates Mr. Yeates’ employment before July 1, 2010, Mr. Yeates will be obligated, at the Company’s election, to pay back a pro-rata portion of his relocation expenses to the Company (as determined in accordance with the relocation payback agreement). If Mr. Yeates’ employment is terminated, voluntarily or involuntarily, on or after July 1, 2010, he will not be obligated to pay back any amount to the Company with respect to his relocation expenses.

The following table quantifies amounts that would have been payable to (or by) Mr. Yeates in the event of termination and upon a change in control of the Company, assuming the event occurred on March 31, 2010, that Mr. Yeates paid back his relocation expenses to the Company (and, if applicable, that the Company elected to have them paid back) and that the Company was not entitled to offset any payments to Mr. Yeates against any base and bonus compensation earned by Mr. Yeates through alternate employment. All dollar amounts are rounded to the nearest dollar.

Termination Event	Payment ($)(1)
Death/Disability	(49,158)
By the Company Without Cause	213,345
By the Company Without Cause after a Change in Control	38,342
By the Company for Cause or by the Executive	(136,659)

(1)	For other payments and benefits to be received by Mr. Yeates upon a change in control of the Company and in the event of his retirement or death, see “Outstanding Equity Awards at Fiscal Year-End.”

Mr. Yeates is subject to certain restrictive covenants in his employment agreement and stock option agreements. These include obligations not to compete with us and not to solicit our employees, customers or others that have business relationships with the Company for two years following termination of his employment; an undertaking to maintain the secrecy of our confidential and proprietary information; and a commitment not to make any false, defamatory or disparaging statements about the Company or its affiliates.

Director Compensation

To the extent that directors are employed either by the Company, The Jordan Company, L.P. or GS Capital Partners or their respective affiliates, or otherwise serve as paid consultants to the Company, they will not be separately compensated for their service as directors. Directors who are not employed by the Company, The Jordan Company, L.P. or GS Capital Partners or their respective affiliates, and who do not otherwise serve as paid consultants to the Company (the “Outside Directors”), receive compensation for their services. The Outside Directors receive fees of $5,000 or $7,500 per board meeting attended, depending on whether they also receive annual retainer fees. Messrs. D’Ambrosio and McGrath each receive annual retainer fees with respect to their service as Outside Directors in the amount of $50,000. The annual retainer fee will be increased to $70,000 if Mr. D’Ambrosio or Mr. McGrath becomes a member of the Compensation Committee or Audit Committee of the Board of Directors. In addition, the Company grants option awards to purchase Class B common shares of Bermuda 1 under the Stock Option Plan to the Outside Directors. Finally, the directors are reimbursed for all reasonable and documented expenses incurred during the performance of their duties in accordance with the Company’s expense reimbursement policy. The compensation elements paid by the Company to the Outside Directors are designed to attract and retain qualified individuals to serve as Outside Directors and to focus the Outside Directors on creating value for stakeholders.

The following table summarizes the compensation paid to the Outside Directors in fiscal 2010 and to Daniel W. Harness, the non-executive Vice Chairman of the Board of Directors of the Company and former Chief Executive Officer & President of the Company, who received certain compensation and benefits in fiscal 2010 pursuant to a consulting agreement.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation	Total ($)
Louis J. D’Ambrosio (2), (3)	25,000	13,500	—	38,500
Daniel W. Harness (4)	—	—	305,866	305,866
Bryan Kelln	30,000	—	—	30,000
H. Russel Lemcke	30,000	—	—	30,000
Eugene McGrath (2), (3)	25,000	13,500	—	38,500
J. Jack Watson	30,000	—	—	30,000

(1)	Awards of stock options to purchase Class B common shares of Bermuda 1 under the Stock Option Plan granted in fiscal 2010. For additional information on all assumptions made in the valuation of stock options, see Note 15 under “Notes of Consolidated Financial Statements” in Item 8 of this Annual Report.
(2)	Messrs. D’Ambrosio and McGrath were elected to serve as directors of the Company in fiscal 2010. Mr. McGrath was elected on October 22, 2009 and accepted the invitation on January 4, 2010 after receiving the approval of the Federal Energy Regulatory Commission. Mr. D’Ambrosio was elected on January 15, 2010. The total fees earned or paid in cash to each of Messrs. D’Ambrosio and McGrath in fiscal 2010 consisted of $12,500 with respect to a pro-rata portion of their annual retainer fees and $12,500 with respect to meeting fees, as reflected in the table above.
(3)	In connection with their service as an Outside Directors, each of Messrs. D’Ambrosio and McGrath received a grant of options in the amount of 10,000 shares of Bermuda 1 Class B common stock. These options are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the options may accelerate upon the occurrence of certain stated liquidity events. The options have an exercise price of $6.00 per share and were made in accordance with and subject to the terms and conditions of the Stock Option Plan. No other options were outstanding as of March 31, 2010 in the name of Mr. D’Ambrosio or Mr. McGrath.
(4)	On April 24, 2008, Mr. Harness retired as the Chief Executive Officer & President of the Company and was appointed as the non-executive Vice Chairman of the Board of Directors of the Company. Mr. Harness continues to provide services to the Company in a consulting capacity pursuant to the terms of his consulting agreement. Although Mr. Harness was not separately compensated for his services as a director in fiscal 2010, Mr. Harness received the following compensation and benefits from the Company in fiscal 2010, as reflected in the table above, for his services as a consultant to the Company in accordance with the terms of his consulting agreement: (i) consulting fees of $297,501; (ii) payments in the amount of $6,116 in respect of a Company-leased vehicle through June 30, 2009; and (iii) payments in the amount of $2,249 in respect of coverage under the Company’s group medical and dental plans available to senior executives through June 30, 2009.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Thomas H. Quinn, Jonathan F. Boucher, Nicole Agnew and H. Russel Lemcke. Mr. Boucher serves as an unpaid, nominal Vice President of the Company. In addition, Messrs. Boucher and Quinn are Members and Managing Principals of The Jordan Company, L.P., and Ms. Agnew is a Vice President in the Principal Investment Area of Goldman, Sachs & Co.

The Jordan Company, L.P. provides certain advisory and consulting services to the Company pursuant to a management services agreement. Fees paid to The Jordan Company, L.P. under this agreement were $4.2 million in fiscal 2010. Fees paid to GS Capital Markets, which is an affiliate of Goldman, Sachs & Co., for the Company’s debt refinancing were $1.7 million. See “Certain Relationships and Related Transactions, and Director Independence” in Item 13 of this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of the issued and outstanding voting equity interests of Sensus USA Inc. are owned by Sensus (Bermuda 2) Ltd. Sensus (Bermuda 2) Ltd. is in turn owned entirely by Sensus (Bermuda 1) Ltd., our ultimate parent. The following table sets forth certain information with respect to the beneficial ownership of the Class A common shares, the Class B common shares, the Series B convertible preferred shares and the Series BB convertible preferred shares of Sensus (Bermuda 1) Ltd. as of May 7, 2010 by a) each person or group known to us who beneficially owns more than five percent of each such class of voting equity interests of Sensus (Bermuda 1) Ltd., b) each of our directors and named executive officers and c) all of our directors and executive officers as a group:

	Class A Common Shares			Class B Common Shares			Series B Convertible Preferred Shares			Series BB Convertible Preferred Shares
Name of Beneficial Owner	Number of Shares Beneficially Owned		% of Class	Number of Shares Beneficially Owned		% of Class	Number of Shares Beneficially Owned		% of Class	Number of Shares Beneficially Owned		% of Class
The Resolute Fund L.P. (1)	26,344,666.60		66.0%	—		—	27,106		49.3%	18,791		62.7%
Jonathan F. Boucher (1)	—		—	—		—	—		—	—		—
John W. Jordan II (1)	—		—	—		—	—		—	—		—
David W. Zalaznick (1)	—		—	—		—	—		—	—		—
Thomas H. Quinn (1)	—		—	—		—	—		—	—		—
The Goldman Sachs Group, Inc. (2)	13,172,333.40	(3)	33.0%	—		—	27,106	(4)	49.3%	10,877	(5)	36.3%
Gerald J. Cardinale (2),(3),(4),(5)	—		—	—		—	—		—	—		—
Nicole V. Agnew (2)	—		—	—		—	—		—	—		—
Daniel W. Harness (6)	45,000		*	200,000		19.1%	90		*	36		*
Peter Mainz (6)	25,000		*	140,000		13.4%	50		*	31		*
Jeffrey J. Kyle (6)	—		—	—		—	—		—	—		—
José Hernandez (6)	—		—	30,000		2.9%	—		—	—		—
Colin Flannery (6)	—		—	16,000		1.5%	—		—	—		—
Bill Yeates (6)	—		—	20,000	(10)	1.9%	—		—	—		—
Bryan Kelln (7)	30,000		*	45,000		4.3%	50		*	34		*
J. Jack Watson (8)	50,000		*	30,000		2.9%	70		*	18		*
H. Russel Lemcke (9)	50,000		*	30,000		2.9%	100		*	40		*
All Executive Officers and Directors as a Group (11)	214,000		*	534,000		51.1%	388		*	169		*

*	Indicates less than 1%.
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

(2)	The address for this beneficial owner is 200 West Street, New York, New York 10282.
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
(4)	Represents 27,106 shares of Series B convertible preferred, of which affiliates of GS Group and GS & Co., a direct and indirect wholly owned subsidiary of GS Group, are the general partner or managing general partner. The investment partnerships and their respective beneficial ownership of Series B convertible preferred shares are: (a) GS Capital Partners 2000, L.P. (14,523 shares); (b) GS Capital Partners 2000 Offshore, L.P. (5,277 shares); (c) GS Capital Partners 2000 GmbH & Co. Beteiligungs KG (607 shares); (d) GS Capital Partners 2000 Employee Fund, L.P. (4,614 shares); and (e) Goldman Sachs Direct Investment Fund 2000, L.P. (2,085 shares). GS & Co. is the investment manager of certain of the investment partnerships. Each of GS Group and GS & Co. disclaims beneficial ownership of the shares of Series B convertible preferred owned by such investment partnerships to the extent attributable to partnership interests therein held by persons other than GS Group and its affiliates. Each of such investment partnerships shares voting and investment power with certain of its respective affiliates. Mr. Cardinale is a Managing Director of the Principal Investment Area of GS & Co. GS & Co. is an affiliate of GS Capital Partners 2000, L.P. Mr. Cardinale may be deemed to share voting and investment power over the shares owned by GS Capital Partners 2000, L.P. and its affiliates and therefore to beneficially own such shares. Mr. Cardinale disclaims beneficial ownership of the shares owned by GS Capital Partners 2000, L.P. and its affiliates, except to the extent, if any, of his pecuniary interest in those shares.
(5)	Represents 5,438 shares of Series BB convertible preferred, of which affiliates of GS Group and GS & Co., a direct and indirect wholly owned subsidiary of GS Group, are the general partner or managing general partner. The investment partnerships and their respective beneficial ownership of Series BB convertible preferred shares are: (a) GS Capital Partners 2000, L.P. (2,914 shares); (b) GS Capital Partners 2000 Offshore, L.P. (1,058 shares); (c) GS Capital Partners 2000 GmbH & Co. Beteiligungs KG (122 shares); (d) GS Capital Partners 2000 Employee Fund, L.P. (926 shares); and (e) Goldman Sachs Direct Investment Fund 2000, L.P. (418 shares). GS & Co. is the investment manager of certain of the investment partnerships. Each of GS Group and GS & Co. disclaims beneficial ownership of the shares of Series BB convertible preferred owned by such investment partnerships to the extent attributable to partnership interests therein held by persons other than GS Group and its affiliates. Each of such investment partnerships shares voting and investment power with certain of its respective affiliates. Mr. Cardinale is a Managing Director of the Principal Investment Area of GS & Co. GS & Co. is an affiliate of GS Capital Partners 2000, L.P. Mr. Cardinale may be deemed to share voting and investment power over the shares owned by GS Capital Partners 2000, L.P. and its affiliates and therefore to beneficially own such shares. Mr. Cardinale disclaims beneficial ownership of the shares owned by GS Capital Partners 2000, L.P. and its affiliates, except to the extent, if any, of his pecuniary interest in those shares.
(6)	The address for this beneficial owner is 8601 Six Forks Road, Suite 700, Raleigh, North Carolina 27615.
(7)	The address of this beneficial owner is 360 North Crescent, South Building, Beverly Hills, CA 90210.
(8)	Mr. Watson beneficially owns his shares through the Watson Sensus Metering Systems Trust. The address of this beneficial owner is 1890 Jelinda Drive, Montecito, California 93108.
(9)	Mr. Lemcke beneficially owns his shares through the Russel Lemcke 2004 Irrevocable Trust. The address of this beneficial owner is 767 Fifth Avenue, 48th Floor, New York, New York 10153.
(10)	Mr. Yeates will have 20,000 stock options vest on July 10, 2010, which are included in the table above.
(11)	Sensus (Bermuda 1) Ltd. also has 159,724 non-voting Series A redeemable preferred shares outstanding. Of this amount, 1,136 shares, or 0.71% of the class, were initially issued to members of management and the Board of Directors.

On July 19, 2007, the Company’s Board of Directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”) as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option agreement. The Option Plan provides for the issuance of stock options to employees, officers, directors and consultants of the Company. As a result of an amendment to the Option Plan that was adopted by the Company’s Board of Directors on October 21, 2009, a total of 2,000,000 shares of Sensus 1 Class B common stock are available for issuance upon exercise of options granted pursuant to the Option Plan. Of this amount, 370,000 are outstanding with an exercise price of $5.50, and 666,500 are outstanding with an exercise price of $6.00. For additional information regarding the Option Plan, see “Compensation Discussion and Analysis—Long-term incentive compensation” in Item 11 of the Annual Report. The following table provides information about the Option Plan as of March 31, 2010.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,036,500	$5.82	963,500
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	1,036,500	$5.82	963,500

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreement

In connection with the acquisition of Invensys Metering Systems, we entered into a management services agreement with The Jordan Company, L.P. for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, the Company agreed to pay an annual fee equal to the greater of $2.0 million per year or 2.5% of EBITDA thereafter, plus out-of-pocket expenses. Fees paid to The Jordan Company, L.P. were $4.2 million in fiscal 2010. This agreement will remain in effect until December 2013. Approximately one-third of these fees will be paid to GS Capital Partners and/or its affiliates.

Transactions with Affiliates

During fiscal 2010, the Company paid to GS Capital Markets, which is an affiliate of Goldman, Sachs & Co., $1.7 million in connection with the Company’s debt refinancing.

On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Runlin. The Company’s Rongtai joint venture paid approximately $0.2 million in fiscal 2010 of annual rent to our joint venture partner, Runlin, for use of offices and dormitories.

In December 2004, the Company formed a joint venture in Algeria with a manufacturer of various types of meters and a water utility customer. The joint venture customer partner, ADE, owns 15% of the joint venture. Sales to ADE in fiscal 2010 were approximately $6.2 million, or 55% of total sales in Algeria. Terms of these sales to ADE are unchanged from the arrangement prior to the formulation of the joint venture.

Related-Party Transaction Policy

Although the Company does not have a specific policy regarding related-party transactions, the Company has adopted a code of ethics that applies to its officers. This code of ethics is required to be signed on an annual basis by all officers of the Company and states that each officer will act with honesty and integrity and will adhere to a high standard of ethical conduct, avoiding actual or apparent conflicts of interest in personal and professional relationships. Also, each officer is required by the code of ethics to report any material transaction or relationship that could be expected to give rise to such conflicts. We hereby undertake to provide to any person without charge, upon request, a copy of such code of ethics, provided that such request is sent in writing to Colin Flannery, Sensus USA Inc., 8601 Six Forks Road, Suite 700, Raleigh, North Carolina 27615.

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

Direct or indirect ownership of even a significant amount of the common shares of the Company or our parent, Sensus 1, by a director who is otherwise independent as a result of the application of the foregoing standards will not, by itself, bar an independence finding as a director.

The Board of Directors has reviewed the independence of our non-employee directors and determined that Messrs. Kelln, Watson, Lemcke, McGrath and D’Ambrosio are independent under the foregoing guidelines. In addition, the Board of Directors has determined that Mr. Watson satisfies the heightened independence standards for audit committee members under Rule 10A-3(b)(1) of the Exchange Act, as required by Nasdaq Rule 5605(c)(2). Messrs. Watson and Lemke are members of our Audit Committee, and Mr. Lemke is a member of our Compensation Committee. The Board of Directors has determined that Messrs. Boucher and Quinn, members of the Audit Committee and Compensation Committee, and Ms. Agnew, a member of the Compensation Committee, are not independent under Nasdaq listing standards. In making these determinations, the Board of Directors considered the related-party transactions discussed above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for audit and other services provided by Ernst & Young LLP for the years ended March 31, 2010 and 2009 (in millions):

	March 31, 2010	March 31, 2009
Audit (1)	$1.6	$1.4
Audit related (2)	0.2	0.0
Tax	0.1	0.1

Total	$1.9	$1.5

(1)	Audit fees consist of fees for services provided in connection with the audit of our financial statements, services rendered in connection with our registration statements filed with the SEC, statutory audits, the delivery of related consents and reviews of our quarterly financial statements.
(2)	Audit-related fees consist of assurance and related services reasonably related to the audit or review of our financial statements, but not otherwise disclosed above under “Audit” fees.

The Audit Committee reviewed the audit services rendered by Ernst & Young LLP and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are approved in advance by the Audit Committee to assure that such services do not impair the auditors’ independence from us. The Audit Committee pre-approved all audit and non-audit services provided by Ernst & Young LLP for the years ended March 31, 2010 and 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements filed as part of this report are included in Part II, Item 8, “Financial Statements and Supplementary Data” in this 2010 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Stockholder’s Equity” and “Consolidated Statements of Cash Flows.” Financial statement schedules are omitted because the information required in these schedules is included in the “Notes to Consolidated Financial Statements.”

(b) A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sensus (Bermuda 2) Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on May 7, 2010.

SENSUS (BERMUDA 2) LTD.

By:	/s/ Peter Mainz Peter Mainz Chief Executive Officer & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sensus (Bermuda 2) Ltd. and in the capacities indicated on May 7, 2010.

Name	Positions

/s/ Peter Mainz Peter Mainz	Director, Chief Executive Officer & President (Principal Executive Officer)

/s/ Jeffrey J. Kyle Jeffrey J. Kyle	Chief Financial Officer (Principal Financial Officer)

/s/ Thomas D. D’Orazio Thomas D. D’Orazio	Senior Vice President, Finance (Principal Accounting Officer)

/s/ Jonathan F. Boucher Jonathan F. Boucher	Director and Vice President

/s/ Daniel W. Harness Daniel W. Harness	Director

/s/ John W. Jordan II John W. Jordan II	Director

/s/ David W. Zalaznick David W. Zalaznick	Director

/s/ Thomas H. Quinn Thomas H. Quinn	Director

/s/ Gerald J. Cardinale Gerald J. Cardinale	Director

/s/ Bryan Kelln Bryan Kelln	Director

/s/ J. Jack Watson J. Jack Watson	Director

/s/ H. Russel Lemcke H. Russel Lemcke	Director

Name	Positions

/s/ Nicole V. Agnew Nicole V. Agnew	Director

/s/ Eugene R. McGrath Eugene R. McGrath	Director

/s/ Louis D’Ambrosio Louis D’Ambrosio	Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sensus USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on May 7, 2010.

SENSUS USA INC.

By:	/s/ Peter Mainz Peter Mainz Chief Executive Officer & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sensus USA Inc. and in the capacities indicated on May 7, 2010.

Name	Positions

/s/ Peter Mainz Peter Mainz	Director, Chief Executive Officer & President (Principal Executive Officer)

/s/ Jeffrey J. Kyle Jeffrey J. Kyle	Chief Financial Officer (Principal Financial Officer)

/s/ Thomas D. D’Orazio Thomas D. D’Orazio	Senior Vice President, Finance (Principal Accounting Officer)

/s/ Jonathan F. Boucher Jonathan F. Boucher	Director and Vice President

/s/ Daniel W. Harness Daniel W. Harness	Director

/s/ John W. Jordan II John W. Jordan II	Director

/s/ David W. Zalaznick David W. Zalaznick	Director

/s/ Thomas H. Quinn Thomas H. Quinn	Director

/s/ Gerald J. Cardinale Gerald J. Cardinale	Director

/s/ Bryan Kelln Bryan Kelln	Director

/s/ J. Jack Watson J. Jack Watson	Director

/s/ H. Russel Lemcke H. Russel Lemcke	Director

Name	Positions

/s/ Nicole V. Agnew Nicole V. Agnew	Director

/s/ Eugene R. McGrath Eugene R. McGrath	Director

/s/ Louis D’Ambrosio Louis D’Ambrosio	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Sensus Metering Systems Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Sensus USA Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2009).

3.3	By-Laws of Sensus Metering Systems Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 filed on March 16, 2004).

3.4	Amendment to the By-Laws of Sensus USA Inc. (incorporated by reference to Exhibit 3. 2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

3.5	Memorandum of Association of Company Limited by Shares of Sensus (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 filed on March 16, 2004).

3.6	Certificate of Incorporation of Sensus (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 filed on March 16, 2004).

3.7	Certificate of Incorporation on Change of Name of Sensus (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2009).

3.8	Bye-Laws of Sensus (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.9	Amendment to the Bye-Laws of Sensus (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

4.1	Indenture, dated as of December 17, 2003, between Sensus Metering Systems Inc., Sensus (Bermuda 2) Ltd., the Subsidiary Guarantors defined therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed on March 16, 2004).

4.2	Form of Senior Subordinated Note due 2013 (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 filed on March 16, 2004).

4.3	Registration Rights Agreement, dated as of December 17, 2003, between Sensus Metering Systems Inc., Sensus (Bermuda 2) Ltd., M&FC Holding LLC, Invensys Metering Headquarters Corporation, Smith-Blair Inc., Invensys Metering Systems—North America Inc., Invensys Precision Die Casting Inc., Sensus Metering Systems IP Holdings, Inc. and Credit Suisse First Boston Corporation and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 filed on March 16, 2004).

Exhibit No.	Description
10.1	Credit Agreement, dated as of December 17, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.A.R.L., Sensus (Bermuda 2) Ltd., the lenders party thereto, Credit Suisse First Boston Corporation, as Administrative Agent, Credit Suisse First Boston Corporation and Goldman Sachs Credit Partners L.P., as Joint Bookrunners and Joint Lead Arrangers, Goldman Sachs Credit Partners L.P., as Syndication Agent and National City Bank, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.2	U.S. Guarantee and Collateral Agreement, dated as of December 17, 2003, among Sensus Metering Systems Inc., Sensus (Bermuda 2) Ltd., the Subsidiaries of Sensus Metering Systems Inc. identified therein, and Credit Suisse First Boston, as U.S. Collateral Agent (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 filed on March 16, 2004).

10.3	European Guarantee Agreement, dated as of December 17, 2003, among Sensus Metering Systems (Luxco 2) S.AR.L., Sensus Metering Systems (Bermuda 3) Ltd., Sensus Metering Systems (Luxco 1) S.AR.L., the Subsidiaries of Sensus Metering Systems (Luxco 2) S.AR.L. identified therein, and Credit Suisse First Boston, as European Collateral Agent (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 filed on March 16, 2004).

10.4	Pledge Agreement, dated December 17, 2003, among Sensus Metering Systems (Luxco 3) S.AR.L. and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Sensus Metering Systems France Holdings (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 filed on March 16, 2004).

10.5	Pledge Agreement, dated December 17, 2003, among Sensus Metering Systems France Holdings and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Financiere Pollux (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 filed on March 16, 2004).

10.6	Pledge Agreement, dated December 17, 2003, among Financiere Pollux and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Invensys Metering Systems SAS (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 filed on March 16, 2004).

10.7	Shareholders Agreement, dated as of December 17, 2003, by and among Sensus (Bermuda 1) Ltd., The Resolute SIE, L.P., The Resolute Fund Netherlands PV I, L.P., The Resolute Fund Netherlands PV II, L.P., The Resolute Fund NQP, L.P., The Resolute Fund Singapore PV, L.P., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., and Goldman Sachs Direct Investment Fund 2000, L.P. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 filed on March 16, 2004).

10.8	Management Subscription and Shareholders Agreement, dated March 5, 2004, by and among Sensus (Bermuda 1) Ltd. and the persons named therein (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 filed on March 16, 2004).

10.9*	Employment and Non-Interference Agreement, dated December 17, 2003, by and between Peter Mainz and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 filed on March 16, 2004).

10.10*	Restricted Share Plan of Sensus (Bermuda 1) Ltd. (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 filed on March 16, 2004).

10.11*	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 filed on March 16, 2004).

Exhibit No.	Description
10.12	Consultant Subscription and Shareholder Agreement, dated March 5, 2004, by and among Sensus (Bermuda 1) Ltd. and the person named therein (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-4 filed on March 16, 2004).

10.13	The Jordan Company, L.P. Management Consulting Agreement, dated December 17, 2003, by and among The Jordan Company, L.P., Sensus Metering Systems Inc. and its direct and indirect subsidiaries party thereto (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-4 filed on March 16, 2004).

10.14	Letter Agreement, dated December 17, 2003, among The Jordan Company, L.P., Sensus Metering Systems Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 filed on March 16, 2004).

10.15	Purchase Agreement, dated December 11, 2003, among Sensus Metering Systems Inc., Sensus (Bermuda 2) Ltd. and the Purchasers named therein (incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.16	Stock Purchase Agreement, dated October 21, 2003, by and among the sellers identified therein, Invensys plc and IMS Meters Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.17	Amendment No. 1 to Stock Purchase Agreement, dated December 17, 2003 (incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-4 filed on March 16, 2004).

10.18	Amendment No. 1 to the Credit Agreement, dated October 14, 2004, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.AR.L., Sensus (Bermuda 2) Ltd., the Lenders and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2004 (filed on October 18, 2004)).

10.19	Amendment No. 2 and Agreement to the Credit Agreement, dated May 12, 2006, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.AR.L., Sensus (Bermuda 2) Ltd., the Lenders and Credit Suisse (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2006 (filed on May 17, 2006)).

10.20	Amendment No. 3 and Agreement, dated as of July 23, 2009, among Sensus USA Inc., Sensus Metering Systems (Luxco 2) S.AR.L, Sensus (Bermuda 2) Ltd., the Lenders, Credit Suisse, Goldman Sachs Credit Partners L.P., Deutsche Bank AG, Royal Bank of Canada and Bank of Montreal (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2009).

10.21	Asset Purchase Agreement, date June 2, 2006, by and between Sensus Metering Systems Inc. and Advanced Metering Data Systems, L.L.C. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

10.22*	Contract of Employment for Signing Managers, effective December 1, 2004, between IMS Holdings GMBH and José Hernandez (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).

10.23*	North America Executive Employee Vehicle Policy of Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

10.24*	Sensus Metering Systems 2007 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 21, 2009 (filed on October 27, 2009)).

Exhibit No.	Description
10.25*	Sensus Metering Systems Form of Nonqualified Stock Option Grant for Officers, Employees and Employee Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.26*	Employment Offer Letter, dated December 5, 2006, by and between Colin Flannery and Sensus Metering Systems (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

10.27*	Consulting Agreement, effective as of April 24, 2008, between Dan Harness and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A dated April 24, 2008 (filed on June 16, 2008)).

10.28*	Sensus Management Incentive Plan for the Fiscal Year 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2009).

10.29*	Employment and Non-Interference Agreement, dated July 1, 2008, by and between William T. Yeates and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

10.30*	Relocation Payback Agreement, dated June 5, 2008, by and between William T. Yeates and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

10.31*	Employment and Non-Interference Agreement, dated December 8, 2008, by and between Jeffery J. Kyle and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 8, 2008 (filed on December 8, 2008)).

10.32*	Relocation Payback Agreement, dated February 16, 2010, by and between Jeffery J. Kyle and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

10.33*	Sensus U.S. Vehicle Fleet Policy, dated January 1, 2010. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

10.34*	Sensus Metering Systems Form of Nonqualified Stock Option Grant for Non-Employee Directors.

21.1	Subsidiaries of Sensus (Bermuda 2) Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contracts and compensation plans.