Form 10-Q
period 2010-06-30
SENSUS USA INC; SENSUS (BERMUDA 2) LTD
filed 2010-08-03
CIK 1281223, 1281226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 26, 2010, Sensus (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus (Bermuda 1) Ltd., and Sensus USA Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus (Bermuda 2) Ltd.

Part I—Financial Information

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	June 30, 2010	March 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31.2	$59.2
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.3 at June 30, 2010 and March 31, 2010	115.3	122.4
Other	1.0	1.9
Inventories, net	66.3	67.0
Prepayments and other current assets	13.8	12.9
Deferred income taxes	6.6	6.9
Deferred costs	6.1	5.1

Total current assets	240.3	275.4
Property, plant and equipment, net	132.6	136.3
Intangible assets, net	184.7	188.0
Goodwill	464.4	453.8
Deferred income taxes	16.4	16.4
Other long-term assets	24.5	25.1

Total assets	$1,062.9	$1,095.0

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$81.3	$115.5
Accruals and other current liabilities	100.5	115.7
Current portion of long-term debt	15.7	22.7
Short-term borrowings	27.3	4.9
Income taxes payable	1.4	0.3
Restructuring accruals	8.6	12.9
Deferred revenue	11.6	11.6

Total current liabilities	246.4	283.6
Long-term debt, less current portion	437.9	438.3
Pensions	48.6	53.1
Deferred income taxes	84.4	84.5
Deferred revenue	2.3	2.4
Other long-term liabilities	40.8	32.2

Total liabilities	860.4	894.1
Commitments and Contingencies (Note 12)

STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	250.7	251.7
Accumulated deficit	(52.7)	(54.4)
Accumulated other comprehensive loss	(1.0)	(1.5)

Total stockholder’s equity	197.0	195.8

Noncontrolling interest	5.5	5.1

Total equity	202.5	200.9

Total liabilities and equity	$1,062.9	$1,095.0

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009
NET SALES	$225.8	$200.3

COST OF SALES	162.1	145.8

GROSS PROFIT	63.7	54.5

OPERATING EXPENSES:
Selling, general and administrative expenses	42.7	35.3
Restructuring costs	1.0	6.8
Amortization of intangible assets	3.3	2.8
Other operating expense, net	1.0	0.8

OPERATING INCOME	15.7	8.8

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(11.3)	(9.0)
Other income, net	0.3	1.5

INCOME BEFORE INCOME TAXES	4.7	1.3

PROVISION FOR INCOME TAXES	2.5	1.0

CONSOLIDATED NET INCOME	2.2	0.3

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.5)	(0.8)

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$1.7	$(0.5)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(in millions)

(unaudited)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2010	$—	$251.7	$(54.4)	$(1.5)	$195.8	$5.1	$200.9
Equity adjustment from parent related to Rongtai acquisition	—	(1.0)	—	—	(1.0)	—	(1.0)
Other comprehensive income:
Net income	—	—	1.7	—	1.7	0.5	2.2
Unrealized gain on interest rate swaps, net of tax of $0.3 million	—	—	—	0.5	0.5	—	0.5

Total comprehensive income					2.2	0.5	2.7

Foreign currency translation adjustment related to noncontrolling interest	—	—	—	—	—	(0.1)	(0.1)

Balance at June 30, 2010	$—	$250.7	$(52.7)	$(1.0)	$197.0	$5.5	$202.5

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009
OPERATING ACTIVITIES:
Consolidated net income	$2.2	$0.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	7.1	6.3
Amortization of intangible assets	3.3	2.8
Amortization of software development costs	1.3	1.7
Amortization of deferred financing costs	0.8	0.7
Net loss (gain) on foreign currency transactions	0.3	(1.0)
Changes in assets and liabilities used in operations:
Trade accounts receivable	4.1	3.0
Inventories	(1.1)	(0.5)
Other current assets	(1.4)	1.1
Accounts payable, accruals and other current liabilities	(49.2)	(11.3)
Income taxes payable	1.1	(1.2)
Deferred revenue less deferred costs primarily from long-term AMI electric and gas contracts	(1.0)	(2.2)
Other	(1.6)	(1.5)

Net cash used in operating activities	(34.1)	(1.8)

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(6.9)	(6.5)
Software development costs	(1.3)	(2.3)

Net cash used in investing activities	(8.2)	(8.8)

FINANCING ACTIVITIES:
Increase in short-term borrowings	22.4	—
Principal payments on debt	(7.4)	—

Net cash provided by financing activities	15.0	—
Effect of exchange rate changes on cash	(0.7)	0.6

DECREASE IN CASH AND CASH EQUIVALENTS	(28.0)	(10.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$59.2	$37.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31.2	$27.9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:
Interest	$17.1	$12.6

Income taxes, net of refunds	$1.3	$2.0

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (NOTE 2):

During the three months ended June 30, 2010, paid-in capital decreased $1.0 million in connection with the purchase of the PDC Rongtai noncontrolling interest, representing the excess purchase price over the carrying value of the noncontrolling interest.

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

Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of the unaudited consolidated financial statements have been included, and the unaudited consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2010 and related notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC.

The accompanying consolidated financial statements present results of the Company for the fiscal quarters ended June 30, 2010 and June 27, 2009. Effective April 1, 2010, the Company elected to change its quarterly reporting period to be based on the calendar quarter end. Prior to April 1, 2010, the Company operated on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which was March 31, and the fiscal half year, which was September 30. The three-month period ended June 30, 2010 includes three more days than the 13-week period of the corresponding period of the prior fiscal year as a result of transitioning to the new reporting period. Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. Additionally, the Company has certain sales rebate programs with some customers that periodically require rebate payments. The Company estimates amounts due under these sales rebate programs at the point of sale. Net sales reflects estimated future rebate payments and sales returns and allowances. These estimates are based upon the Company’s historical experience. The Company records an allowance for sales returns based on

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the historical relationship between shipments and returns. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

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

The Company elected to early adopt this accounting guidance retrospectively during the quarter ended March 31, 2010. Therefore, previously reported results for fiscal 2010 and prior fiscal periods were revised to reflect the impact of adoption. Upon adoption of the new guidance, the Company concluded that substantially all of its products and services are excluded from the scope of the software revenue recognition guidance. See Note 2 for tables that present the effects of the retrospective application of these changes.

The Company has long-term contracts primarily from AMI electric and gas utility customers for the deployment of AMI technology systems that contain multiple elements including hardware, software, project management and installation services as well as ongoing customer support.

Pursuant to the new revenue recognition guidance, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available or estimated selling price (“ESP”) if neither VSOE nor TPE is available. In multiple element arrangements revenue is allocated to each separate unit of accounting using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy.

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

Stock-Based Compensation

Sensus 1 maintains a Restricted Share Plan (the “Plan”) that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer, repurchase rights and other limitations as set forth in the related management subscription and shareholders’ agreement. As of June 30, 2010, there were 2,000,000 restricted shares of Sensus 1 authorized and 999,000 shares issued and outstanding. The outstanding restricted shares were purchased for $0.01 of cash consideration, which at the time of issuance was determined to be the fair market value. No awards were granted under the Plan in the fiscal quarters ended June 30, 2010 and June 27, 2009.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for its compensation cost related to share-based payment transactions based on estimated fair values. The Company performed a fair value analysis of its restricted shares as of the grant date and determined that no compensation expense was required to be recorded. For each reporting period, the Company performs an evaluation of its contingent repurchase rights on an individual employee-by-employee basis. If the Company’s contingent repurchase features become probable, the Company will assess whether liability classification is appropriate. No compensation expense related to the Plan was recognized for the fiscal quarters ended June 30, 2010 and June 27, 2009.

On July 19, 2007, the Company’s board of directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”), as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option Agreement. The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 2,000,000 shares of Sensus 1 Class B common stock are authorized for issuance upon exercise of options granted pursuant to the Option Plan. The options awarded under the Option Plan have a contractual term of 10 years, and are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant, and vesting may accelerate upon the occurrence of certain stated liquidity events. During the fiscal quarter ended June 30, 2010, 56,000 stock options were granted and 41,500 were forfeited under the Option Plan. As of June 30, 2010, 125,600 of the 1,051,000 options outstanding under the Option Plan were vested.

Fair Value Measurements

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

For the current fiscal quarter, fair value measurements affect the Company’s contingent consideration and derivative instruments as disclosed in Note 2 Acquisitions and Note 5 Financial Instruments, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash, trade receivables and trade payables approximated fair values as of June 30, 2010 and June 27, 2009. The estimated fair value of the Company’s term loans and revolving credit facility borrowings was $202.0 million and $186.8 million at June 30, 2010 and March 31, 2010, respectively. The

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated fair value of the Company’s 8.625% senior subordinated notes was approximately $266.8 million and $272.3 million at June 30, 2010 and March 31, 2010, respectively, compared to its face value of $275.0 million. The fair value of these notes was determined based upon recent market transactions and dealer indicative pricing.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

2. Acquisitions

Rongtai. On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. The joint venture was called Sensus-Rongtai (Yangzhou) Precision Die Casting Co., Ltd. (“PDC Rongtai”). On September 29, 2009, the Company completed the acquisition of the 40% noncontrolling interest held by Yangzhou Runlin Investment Co., Ltd. As a result of the acquisition and in accordance with the terms of the equity transfer agreement, PDC Rongtai became wholly owned by a subsidiary of the Company and was subsequently renamed Sensus Precision Die Casting (Yangzhou) Co., Ltd. The terms of the agreement include total consideration with an estimated fair value of $18.8 million consisting of:

•	$6.0 million in cash at closing;

•	$4.8 million that is expected to be paid in September 2010;

•	$0.4 million installment that is expected to be paid in September 2010; and

•	$7.6 million of estimated contingent consideration based on certain earnings performance measures that is expected to be paid in October 2010.

The carrying value of the non-controlling interest at September 29, 2009 was $9.0 million. The $9.8 million of excess consideration paid and to be paid over the carrying value of the noncontrolling interest decreased paid-in capital.

In conjunction with the equity transfer agreement, the Company had entered into a real estate transfer contract with Yangzhou Rongtai Industrial Development Co., Ltd. (“Yangzhou”) to sell certain buildings, ancillary equipment and land-use rights to Yangzhou for approximately $2.0 million. These assets are included in the Company’s all other segment. Title to the transferred property will pass to Yangzhou upon receipt of the required regulatory approvals. In the interim, the Company continues to use the existing facilities in the normal course of operations and production; accordingly, the facilities will remain classified as held and used and continue to be depreciated.

Telemetric. On June 30, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of Telemetric Corporation (“Telemetric”) for approximately $6.8 million in cash at closing and $1.0 million payable within approximately one year of the closing date of the related asset purchase agreement. Additional cash consideration may become payable based on the performance of the acquired business through June 2013. Acquisition-date fair value for this contingent consideration was estimated at $3.9 million. The Company financed the transaction primarily with cash on hand and borrowings under its senior credit facilities. Telemetric provides utilities with distribution automation systems that use commercial cellular networks and PowerVistaTM, a web-based software application. This acquisition provides the Company with a significant and

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

established presence in the distribution automation portion of the utility landscape and augments the Company’s AMI and smart grid solutions.

The Company recorded $4.6 million of goodwill related to the acquisition. This value is attributable primarily to the expected synergies arising from the complementary technologies of Telemetric and the Company as well as the assembled workforce. Goodwill related to the acquisition was assigned to the Company’s utility infrastructure and related communication systems segment, and is deductible for income tax purposes over 15 years.

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

Acquisition-related costs of $0.1 million for the fiscal quarter ended June 30, 2010 are classified as other operating expense, net in the accompanying consolidated statement of operations.

The contingent consideration component of the purchase consideration will become payable if the acquired business achieves certain financial performance measures through June 2013, and is subject to a $12 million cap. Payments on an undiscounted basis are projected to be $5.8 million. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted based upon a weighted-average cost-of-capital (“WACC”) in arriving at the acquisition-date fair value of $3.9 million. The discount rate was developed using market participant company data, a level 2 input in the fair value hierarchy. From the date of acquisition to June 30, 2010, there have been no significant changes in the $5.8 million estimate of undiscounted cash flows. During that same time period, $0.6 million was accreted to the fair value of the contingent consideration for the passage of time, with the corresponding expense classified as other operating expense, net in the accompanying consolidated statement of operations.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the fair value measurements of contingent consideration and the associated fair value hierarchy level as of June 30, 2010 (in millions):

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$4.6	$—	$—	$4.6	(1)

(1)	Note that because there are both level 2 and level 3 inputs included in the determination of fair value of the contingent consideration, the Company has characterized this measure as level 3.

AMDS. On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Advanced Metering Data Systems, L.L.C. (“AMDS”) for $62.6 million consisting of $49.8 million in cash and 15,000 vested preference shares issued by Sensus 1. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Sensus 1, cash on hand and utilization of the Company’s revolving credit facility. As discussed below, the vested preference shares were subject to mandatory redemption by Sensus 1 for $15 million at the option of the holder once certain future financial performance targets were achieved.

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

The Company is required to make additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $10.5 million for the fiscal quarter ended June 30, 2010 and $56.1 million cumulatively, net of $18.9 million paid in accordance with the purchase agreement ($0.9 million in fiscal 2008, $4.6 million in fiscal 2009 and $13.4 million in fiscal 2010). In the accompanying consolidated balance sheet as of June 30, 2010, $28.3 million is classified as accruals and other current liabilities and $27.8 million is classified as other long-term liabilities. The offset to these accrued amounts reflects additional purchase price and is classified as goodwill.

In addition, on the date of acquisition, Sensus 1 issued 15,000 unvested preference shares to AMDS, which were subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares was $15 million if the specified performance thresholds were achieved over the relevant period. During fiscal 2010, the performance thresholds were achieved related to the unvested preference shares, and all of these preference shares became vested. Accordingly, 15,000 vested preference shares were released from restrictions, and in fiscal 2010, AMDS opted to have the 15,000 unrestricted shares redeemed for cash. As required by the AMDS purchase agreement, the $15 million was funded by Sensus 1, and thus the Company’s cash position was not impacted.

Cumulative accrued amounts to be paid in cash and any additional future cash consideration represent additional purchase price and increase the amount of recorded goodwill when the contingencies are resolved. The operating results from the AMDS acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Goodwill and Identifiable Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements, developed technology and customer and distributor relationships. Goodwill of $464.4 at June 30, 2010 represents the excess of the purchase price paid by the Company for Invensys Metering Systems, NexusData, Inc., AMDS and Telemetric over the fair value of the net assets acquired. The goodwill is attributed to the value placed on the Company being an industry leader with market-leading positions in the North American and European water metering markets, the North American clamps and couplings market and the expected synergies resulting primarily from the AMDS and Telemetric acquisitions. The Company is also a market leader in the North American gas metering market, the European heat metering market and the North American water AMI market. The Company has achieved these leadership positions by developing and manufacturing innovative products. In addition, future expansion of AMI technology provides a significant opportunity for the Company. Patents, trademarks, developed technology, customer and distributor relationships and non-competition agreements are stated at fair value on the date of acquisition as determined by an independent valuation firm.

Intangible assets are summarized as follows (in millions):

	June 30, 2010		March 31, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$464.4	$—	$453.8	$—
Tradenames (indefinite lived)	25.0	—	25.0	—

	489.4	—	478.8	—

Intangible assets subject to amortization:
Distributor and marketing relationships	204.5	(69.4)	204.5	(67.2)
Developed technology	28.3	(8.9)	28.3	(8.3)
Non-competition agreements	30.5	(30.4)	30.5	(30.4)
Patents	16.2	(12.8)	16.4	(12.8)
Tradenames (definite lived)	3.2	(1.5)	3.2	(1.2)

	282.7	(123.0)	282.9	(119.9)

Total intangible assets	$772.1	$(123.0)	$761.7	$(119.9)

4. Inventories

Inventories consist of the following (in millions):

	June 30, 2010	March 31, 2010
Raw materials, parts and supplies	$39.4	$37.4
Work in process	10.5	10.4
Finished goods	19.1	21.1
Allowance for shrink and obsolescence	(2.7)	(1.9)

Inventories, net	$66.3	$67.0

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Financial Instruments

The Company utilizes derivative instruments, specifically forward contracts and interest rate swap agreements, to manage its exposure to market risks such as foreign currency exchange and interest rate risks. The Company records derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value. As of June 30, 2010, the Company had no foreign currency forward contracts outstanding.

The Company utilizes interest rate swap agreements to mitigate its exposure to fluctuations in interest rates on variable-rate debt. The Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month London Interbank Offered Rate (“LIBOR”) and makes periodic payments at specified fixed rates.

The following table describes the terms of the Company’s interest rate swap agreement:

Trade Date	Effective Date	Maturity Date	Notional Amount (in millions)	Pay Fixed Rate	Receive Three-Month LIBOR as of June 30, 2010
December 9, 2005	January 20, 2006	September 30, 2010	$50.0	4.927%	0.30531%

As of June 30, 2010, the Company has discontinued the hedging relationship on all of its outstanding interest rate swaps, and accordingly we no longer receive hedge accounting treatment for changes in market value. Prior to termination of the hedging relationship, changes in market value were recorded in other comprehensive income on the consolidated balance sheet. Upon termination of the hedging relationship, the amount recorded in other comprehensive income was fixed and will be amortized to income through interest expense over the remaining life of the swap. Prospectively, all changes in the fair market value of the swaps will be recorded through earnings in interest expense. All of the Company’s interest rate swaps are due to expire by September 30, 2010. As of June 30, 2010, the unamortized accumulated other comprehensive loss associated with these swaps was $0.3 million before tax. This amount is being amortized to interest expense on a straight-line basis through September 30, 2010. During the fiscal quarter ended June 30, 2010, the Company amortized $0.5 million (net of tax of $0.3 million) of other comprehensive loss.

Our derivative instruments are valued using modeling techniques that incorporate level 2 observable inputs as defined by GAAP. Key inputs include interest rate yield curves, foreign exchange rates, spot prices and volatility. The following table presents the fair value measurements of our derivatives and their associated fair value hierarchy level as of June 30, 2010 (in millions):

	Fair Value	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$0.6	$—	$0.6	$—

As of June 30, 2010, interest rate swaps are classified within accruals and other current liabilities on the Company’s consolidated balance sheet.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Restructuring Costs

The following reflects activity associated with costs related to the Company’s restructuring initiatives (in millions):

	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009
Employee severance and exit costs:
Accrued	$0.6	$6.4
Expensed as incurred	0.4	0.4

Total	$1.0	$6.8

For the fiscal quarter ended June 30, 2010, the Company incurred $1.0 million of restructuring costs primarily related to the rationalization of its water and heat meter product lines across Europe, the Middle East, Africa and South America and an early retirement program in Germany.

On September 18, 2008, Sensus GmbH Ludwigshafen, a subsidiary of the Company, reached an understanding with its German works council on the general terms of a restructuring of the Ludwigshafen operations. The restructuring is part of a plan adopted by the Company to improve the competitiveness of its German operations. The restructuring is expected to include the closure of certain production lines at the facility and a reduction of approximately 180 employees. As a result of this reduction of employees, the Company expects to record total charges of approximately $26.1 million of severance and related payroll costs. The Company currently expects that these restructuring measures will be substantially concluded by December 31, 2011. During the current fiscal quarter, the Company accrued $0.3 million for the reduction of employees. As of June 30, 2010, the Company has cumulatively accrued $24.3 million under this plan. The Company expects to incur additional restructuring costs for this and other programs of approximately $0.8 million in fiscal 2011.

Changes in restructuring accruals are summarized as follows (in millions):

	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009
Balance at beginning of year	$15.9	$9.1
Accrual of new committed/announced programs	0.6	6.4
Cash payments	(3.9)	(5.1)
Foreign currency translation adjustment	(1.3)	0.3

Balance at end of period	$11.3	$10.7

Current portion	$8.6	$8.8
Non-current portion	2.7	1.9

Total	$11.3	$10.7

Restructuring accruals are reflected within current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. As of June 30, 2010, restricted cash of $3.4 million, consisting of $2.0 million classified as other long-term assets and $1.4 million classified as prepayments and other current assets in the accompanying consolidated balance sheet, was earmarked to fund the Company’s early retirement contracts for certain of its German employees.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Changes in product warranty reserves are summarized as follows (in millions):

	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009
Balance at beginning of year	$10.3	$11.7
Warranty provision	3.3	1.9
Settlements made	(2.9)	(2.0)
Foreign currency translation adjustment	(0.2)	0.2

Balance at end of period	$10.5	$11.8

Current portion	$9.5	$8.8
Non-current portion	1.0	3.0

Total	$10.5	$11.8

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

Net periodic benefit cost for the German pension plan consists of the following (in millions):

	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009
Service cost	$0.3	$0.3
Interest cost	0.6	0.7

Net periodic benefit cost	$0.9	$1.0

Net periodic pension cost for the U.S. pension plan consists of the following (in millions):

	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009
Service cost	$0.3	$0.2
Interest cost	0.1	0.1
Expected return on plan assets	(0.1)	—

Net periodic benefit cost	$0.3	$0.3

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects to continue to make contributions sufficient to fund benefits paid under its U.S. pension plan. The Company contributed approximately $0.2 million in the current fiscal quarter to its U.S. plan. Such contributions for the current fiscal year will be approximately $1.1 million, and additional contributions may be made at the Company’s discretion.

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

Utility Infrastructure and Related Communication Systems revenues consist solely of third-party sales. All Other revenues consist of third-party and inter-segment sales.

Inter-segment sales generally approximate cost. Cost of sales is based on standard cost, which includes materials, direct labor, warranty expense, overhead allocation, as well as variances from standard costs. Operating expenses directly associated with the reporting group include sales, marketing, product development and administrative expenses and amortization of intangible assets.

Corporate operating expenses, interest expense, amortization of intangible assets and deferred financing costs, and management fees are not allocated to the product lines and are incorporated in the All Other operating segment.

Reporting Segment Products

Reporting Segment	Major Products
Utility Infrastructure and Related Communication Systems	Fixed network AMI, AMR systems; commercial and residential water, gas, electric and heat meters used by utilities. Fixed network AMI systems include communications technology, hardware and software. AMR systems include handheld and mobile radio-frequency reading systems. All AMI and meter reading system solutions include installation services and ongoing systems support.

All Other	Pipe joining, tapping and repair products that consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used by utilities in pipe joining and pipe repair applications. Die casting products that consist of high quality thin-wall, low porosity aluminum die castings, generally targeting the automotive industry and gas utility markets.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides revenue, operating income and pre-tax income for each segment (in millions):

	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009
Segment revenue
Utility infrastructure and related communication systems	$193.7	$173.8
All other	32.5	27.4
Eliminations	(0.4)	(0.9)

Total	$225.8	$200.3

Operating income (loss)
Utility infrastructure and related communication systems	$17.8	$9.1
All other	(2.1)	(0.3)

Total	$15.7	$8.8

Income (loss) before income taxes
Utility infrastructure and related communication systems	$17.1	$10.3
All other	(12.4)	(9.0)

Total	$4.7	$1.3

Geographic Regions. Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales to Third Parties		Long-Lived Assets
	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009	June 30, 2010	March 31, 2010
North America	$163.3	141.8	74.7	$74.8
Europe, Middle East, Africa	47.1	46.7	33.8	38.2
South America	4.1	3.6	1.8	1.7
Asia	11.3	8.2	22.3	21.6

Total	$225.8	$200.3	$132.6	$136.3

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. Long-lived assets include property, plant and equipment, net.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Comprehensive Income

Comprehensive income consists of the following (in millions):

	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009
Consolidated net income	$2.2	$0.3
Other comprehensive income:
Foreign currency translation adjustment	—	0.9
Net gain on interest rate swaps, net of tax (see Note 5)	0.5	0.3

Consolidated comprehensive income	$2.7	$1.5

Less: Comprehensive income attributable to the noncontrolling interest	$(0.5)	$(0.8)

Comprehensive income attributable to controlling interest	$2.2	$0.7

11. Income Taxes

The income tax expense for the current fiscal quarter ended June 30, 2010 reflects the Company’s pre-tax income based on the Company’s estimated annual effective tax rate.

The Company had $4.0 million of unrecognized tax benefits as of June 30, 2010, including interest and penalties, $3.3 million of which is reflected in other long-term liabilities on the accompanying consolidated balance sheet. The total amount of net unrecognized tax benefits that, if recognized in a future period, would affect the effective rate was $4.0 million as of June 30, 2010.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2010 and March 31, 2010, the Company accrued $1.0 million and $0.9 million, respectively, in other long-term liabilities for interest and penalties.

Due to the expiration of foreign, federal and state statutes of limitations, settlements with tax authorities and tax law changes, it is reasonably possible that the Company’s net unrecognized tax benefits may change within the next 12 months but would be immaterial.

As of April 1, 2010, the Company is subject to foreign and U.S. federal income tax examination for fiscal years ending March 31, 2007 through 2010, and it is subject to U.S. state and local income tax examination for fiscal years ending March 31, 2006 through 2010. Presently, the Company is under audit in one U.S. jurisdiction and one foreign jurisdiction.

12. Commitments and Contingencies

The Company is, from time to time, involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of its business involving product liability, product warranty, property damage, insurance coverage, intellectual property and environmental matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes these unresolved legal actions will not have a material effect on the financial position or results of operations of the Company.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 6, 2010, the Company, along with approximately a dozen other companies, was sued by a group of individual plaintiffs in North Carolina State Court, Wake County over injuries and deaths suffered in an explosion at a factory in rural North Carolina. The plaintiffs claim unspecified damages. As discovery has only just commenced, it is impossible to know the Company’s exposure, if any, in the lawsuit.

The Company is unable to estimate the amount of its exposure, if any, related to these claims at this time. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s results of operations or financial position.

The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At June 30, 2010, the Company had $15.0 million of letters of credit outstanding that had not been drawn upon with expiration dates ranging from one month to 12 months.

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

Based on information currently available, the Company believes that future environmental compliance expenditures will not have a material effect on its financial position or results of operations, and has established allowances the Company believes are adequate to cover potential exposure to environmental liabilities. However, as to any of the above described indemnities, we are subject to the credit risk of the indemnifying parties. If the indemnifying parties are unable to reimburse us of our share of the cost of remediation, additional environmental compliance costs and liabilities could reduce the Company’s future net income and cash available for operations.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Debt

The Company’s total indebtedness outstanding consists of the following (in millions):

	June 30, 2010	March 31, 2010
Current portion of U.S. term loan facility	$15.7	$22.7
Short-term borrowings	27.3	4.9

Total current portion of long-term debt	43.0	27.6

U.S. term loan facility	162.9	163.3
Senior subordinated notes	275.0	275.0

Total long-term debt	437.9	438.3

Total debt	$480.9	$465.9

14. Stock-Based Compensation

Sensus 1 maintains a Restricted Share Plan (the “Plan”) that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer, repurchase rights and other limitations as set forth in the related management subscription and shareholders’ agreement. As of June 30, 2010, there were 2,000,000 restricted shares of Sensus 1 authorized and 999,000 shares issued and outstanding. The outstanding restricted shares were purchased for $0.01 of cash consideration, the amount determined to be the fair market value at the date of issuance. No awards were granted under the Plan in fiscal 2010 or fiscal 2009.

The Company accounts for its compensation cost related to share-based payment transactions based on estimated fair values. The Company performed a fair value analysis of its restricted shares as of the grant date and determined that no compensation expense was required to be recorded. For each reporting period, the Company performs an evaluation of its contingent repurchase rights on an individual employee-by-employee basis. If the Company’s contingent repurchase features become probable, the Company will assess whether liability classification is appropriate. No compensation expense related to the Plan was recognized for the fiscal quarters ended June 30, 2010 and June 27, 2009.

On July 19, 2007, the Company’s board of directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”), as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option Agreement. The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 2,000,000 shares of Sensus 1 Class B common stock are authorized for issuance upon exercise of options granted pursuant to the Option Plan. The options awarded under the Option Plan have a contractual term of 10 years, and are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant, and vesting may accelerate upon the occurrence of certain stated liquidity events. During the fiscal quarter ended June 30, 2010, 56,000 stock options were granted and 41,500 were forfeited under the Option Plan. As of June 30, 2010, 125,600 of the 1,051,000 options outstanding under the Option Plan were vested.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Because the Company’s shares are not publicly traded and the Company does not have a history of issuing stock

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes each of these variables for grants of stock options during the fiscal quarters ended June 30, 2010 and June 27, 2009:

	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009
Expected volatility	47.9%	na	*
Expected term (in years)	5	na	*
Risk-free rate	2.0%	na	*
Expected dividends	—	na	*

*	There were no stock options granted during the fiscal quarter ended June 27, 2009.

A summary of option activity during the fiscal quarter ended June 30, 2010 is presented in the table below:

	Option shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term in years
Outstanding at March 31, 2010	1,036	$5.82	8.41
Granted	56	7.50	—
Exercised	—	—	—
Forfeited	(41)	—	—

Outstanding at June 30, 2010	1,051	$5.91	8.25

Exercisable at June 30, 2010	126	$5.50	7.22

The compensation committee of the Company’s board of directors (the “Compensation Committee”) selects the exercise price. For grants during the fiscal quarter ended June 30, 2010, the exercise price was $7.50. Stock compensation expense recognized in the fiscal quarters ended June 30, 2010 and June 27, 2009 was immaterial. Unrecognized stock compensation expense as of June 30, 2010 is $0.4 million, which is expected to be recognized over a weighted-average period of approximately four years.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Guarantor Subsidiaries

The following tables present the condensed consolidating balance sheets at June 30, 2010 (unaudited) and March 31, 2010 and unaudited statements of operations and cash flows for the fiscal quarters ended June 30, 2010 and June 27, 2009 for a) Sensus 2 (referred to as Parent), b) Sensus USA Inc. (“Sensus USA”), the issuer of the Notes (referred to as Issuer), c) on a combined basis, the subsidiaries of Sensus 2 that are guaranteeing the Notes (referred to as Guarantor Subsidiaries) and d) on a combined basis, the subsidiaries of Sensus 2 that are not guaranteeing the Notes (referred to as Non-Guarantor Subsidiaries). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because Sensus USA and the Guarantor Subsidiaries are 100% owned by Sensus 2, the guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets (unaudited)

June 30, 2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$3.7	$—	$27.5	$—	$31.2
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	59.3	13.5	42.5	—	115.3
(To) from affiliates	(1.1)	50.5	(2.4)	(47.0)	—	—
Other	—	0.3	0.7	—	—	1.0
Inventories, net	—	30.2	11.5	24.6	—	66.3
Prepayments and other current assets	—	4.2	0.4	9.2	—	13.8
Deferred income taxes	—	4.7	1.9	—	—	6.6
Deferred costs	—	6.1	—	—	—	6.1

Total current assets	(1.1)	159.0	25.6	56.8	—	240.3

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	51.5	22.2	58.9	—	132.6
Intangible assets, net	—	144.4	7.7	32.6	—	184.7
Goodwill	—	396.3	40.6	27.5	—	464.4
Investment in subsidiaries	658.9	168.7	—	—	(827.6)	—
Deferred income taxes	—	0.5	15.9	—	—	16.4
Deferred costs	—	—	—	—	—	—
Other long-term assets	1.5	22.2	0.6	2.1	(1.9)	24.5

Total assets	$659.3	$1,375.8	$112.6	$207.0	$(1,291.8)	$1,062.9

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$48.8	$5.6	$26.9	$—	$81.3
Accruals and other current liabilities	—	57.1	3.4	40.0	—	100.5
Current portion of long-term debt	—	15.7	—	—	—	15.7
Short-term borrowings	—	22.8	—	4.5	—	27.3
Income taxes payable	—	6.9	(5.8)	0.3	—	1.4
Restructuring accruals	—	—	—	8.6	—	8.6
Deferred revenue	—	11.5	—	0.1	—	11.6

Total current liabilities	—	162.8	3.2	80.4	—	246.4

Notes payable to affiliates	462.3	57.5	(62.5)	5.0	(462.3)	—
Long-term debt, less current portion	—	437.9	—	—	—	437.9
Pensions	—	1.3	1.7	45.6	—	48.6
Deferred income taxes	—	64.6	(3.1)	22.9	—	84.4
Deferred revenue	—	2.3	—	—	—	2.3
Other long-term liabilities	—	32.0	5.3	3.5	—	40.8

Total liabilities	462.3	758.4	(55.4)	157.4	(462.3)	860.4

Stockholders’ equity	197.0	617.4	168.0	49.6	(829.5)	202.5

Total liabilities and stockholders’ equity	$659.3	$1,375.8	$112.6	$207.0	$(1,291.8)	$1,062.9

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$22.8	$—	$36.4	$—	$59.2
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	64.1	11.4	46.9	—	122.4
(To) from affiliates	(1.1)	52.8	(2.9)	(48.8)	—	—
Other	—	0.2	1.5	0.2	—	1.9
Inventories, net	—	30.3	11.1	25.6	—	67.0
Prepayments and other current assets	—	3.9	0.6	8.4	—	12.9
Deferred income taxes	—	5.0	1.9	—	—	6.9
Deferred costs	—	5.1	—	—	—	5.1

Total current assets	(1.1)	184.2	23.6	68.7	—	275.4

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	49.9	23.5	62.9	—	136.3
Intangible assets, net	—	147.3	7.8	32.9	—	188.0
Goodwill	—	385.7	40.6	27.5	—	453.8
Investment in subsidiaries	658.8	168.8	—	—	(827.6)	—
Deferred income taxes	—	0.5	15.9	—	—	16.4
Other long-term assets	0.4	21.3	0.8	2.6	—	25.1

Total assets	$658.1	$1,390.9	$112.2	$223.7	$(1,289.9)	$1,095.0

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$79.9	$6.2	$29.4	$—	$115.5
Accruals and other current liabilities	—	68.6	3.5	43.6	—	115.7
Current portion of long-term debt	—	22.7	—	—	—	22.7
Short-term borrowings	—	—	—	4.9	—	4.9
Income taxes payable	—	7.3	(7.3)	0.3	—	0.3
Restructuring accruals	—	0.1	—	12.8	—	12.9
Deferred revenue	—	11.4	—	0.2	—	11.6

Total current liabilities	—	190.0	2.4	91.2	—	283.6

Notes payable to affiliates	462.3	54.9	(60.9)	6.0	(462.3)	—
Long-term debt, less current portion	—	438.3	—	—	—	438.3
Pensions	—	1.3	1.6	50.2	—	53.1
Deferred income taxes	—	64.7	(3.1)	22.9	—	84.5
Deferred revenue	—	2.4	—	—	—	2.4
Other long-term liabilities	—	22.6	5.3	4.3	—	32.2

Total liabilities	462.3	774.2	(54.7)	174.6	(462.3)	894.1
Stockholders’ equity	195.8	616.7	166.9	49.1	(827.6)	200.9

Total liabilities and stockholders’ equity	$658.1	$1,390.9	$112.2	$223.7	$(1,289.9)	$1,095.0

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended June 30, 2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$137.4	$25.6	$66.8	$(4.0)	$225.8
Cost of sales	—	97.4	20.5	48.2	(4.0)	162.1

Gross profit	—	40.0	5.1	18.6	—	63.7

Selling, general and administrative expenses	—	26.2	2.2	14.3	—	42.7
Restructuring costs	—	—	—	1.0	—	1.0
Amortization of intangible assets	—	2.8	0.1	0.4	—	3.3
Other operating expense, net	—	1.0	—	—	—	1.0

Operating income	—	10.0	2.8	2.9	—	15.7

Non-operating (expense) income:
Interest (expense) income, net	—	(10.5)	0.1	(0.9)	—	(11.3)
Equity in earnings (loss) of subsidiaries	1.7	0.9	—	—	(2.6)	—
Other income, net	—	—	—	0.3	—	0.3

Income (loss) before income taxes	1.7	0.4	2.9	2.3	(2.6)	4.7

Provision for income taxes	—	—	1.8	0.7	—	2.5

Consolidated net income (loss)	1.7	0.4	1.1	1.6	(2.6)	2.2

Less: Net income attributable to the noncontrolling interest	—	—	—	(0.5)	—	(0.5)

Net income (loss) attributable to controlling interest.	$1.7	$0.4	$1.1	$1.1	$(2.6)	$1.7

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended June 27, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$120.5	$22.1	$61.9	$(4.2)	$200.3
Cost of sales	—	87.8	17.1	45.1	(4.2)	145.8

Gross profit	—	32.7	5.0	16.8	—	54.5

Selling, general and administrative expenses	—	19.3	2.1	13.9	—	35.3
Restructuring costs	—	0.2	—	6.6	—	6.8
Amortization of intangible assets	—	2.4	—	0.4	—	2.8
Other operating expense, net	—	0.8	—	—	—	0.8

Operating income (loss)	—	10.0	2.9	(4.1)	—	8.8

Non-operating (expense) income:
Interest (expense) income, net	—	(8.3)	0.1	(0.8)	—	(9.0)
Equity in (loss) earnings of subsidiaries	(0.6)	3.3	—	—	(2.7)	—
Other (loss) income, net	—	(0.1)	—	1.6	—	1.5

(Loss) income before income taxes	(0.6)	4.9	3.0	(3.3)	(2.7)	1.3

Provision (benefit) for income taxes	—	0.8	(0.5)	0.7	—	1.0

Consolidated net (loss) income	(0.6)	4.1	3.5	(4.0)	(2.7)	0.3

Less: Net income attributable to the noncontrolling interest	—	—	—	(0.8)	—	(0.8)

Net (loss) income attributable to controlling interest.	$(0.6)	$4.1	$3.5	$(4.8)	$(2.7)	$(0.5)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Fiscal Quarter Ended June 30, 2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Consolidated net income (loss)	$1.7	$0.4	$1.1	$1.6	$(2.6)	$2.2
Non-cash adjustments	—	7.8	1.8	2.9	—	12.5
Undistributed equity in loss (earnings) of subsidiaries	(1.7)	(0.9)	—	—	2.6	—
Changes in operating assets and liabilities	—	(36.1)	(2.5)	(10.2)	—	(48.8)

Net cash (used in) provided by operating activities	—	(28.8)	0.4	(5.7)	—	(34.1)

Investing activities
Expenditures for property, plant and equipment and software development costs	—	(5.7)	(0.4)	(2.1)	—	(8.2)

Net cash used in investing activities	—	(5.7)	(0.4)	(2.1)	—	(8.2)

Financing activities
Increase in short-term borrowings	—	22.8	—	(0.4)	—	22.4
Principal payments on debt	—	(7.4)	—	—	—	(7.4)

Net cash provided by (used in) financing activities	—	15.4	—	(0.4)	—	15.0

Effect of exchange rate changes on cash	—	—	—	(0.7)	—	(0.7)

Decrease in cash and cash equivalents	—	(19.1)	—	(8.9)	—	(28.0)
Cash and cash equivalents at beginning of year	$—	$22.8	$—	$36.4	$—	$59.2

Cash and cash equivalents at end of period	$—	$3.7	$—	$27.5	$—	$31.2

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Fiscal Quarter Ended June 27, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Consolidated net (loss) income	$(0.6)	$4.1	$3.5	$(4.0)	$(2.7)	$0.3
Non-cash adjustments	—	7.1	1.3	3.1	—	11.5
Undistributed equity in loss (earnings) of subsidiaries	0.6	(3.3)	—	—	2.7	—
Changes in operating assets and liabilities	—	(8.4)	(4.0)	(1.2)	—	(13.6)

Net cash (used in) provided by operating activities	—	(0.5)	0.8	(2.1)	—	(1.8)

Investing activities
Expenditures for property, plant and equipment and software development costs	—	(6.6)	(0.4)	(1.8)	—	(8.8)

Effect of exchange rate changes on cash	—	—	—	0.6	—	0.6

(Decrease) increase in cash and cash equivalents	—	(7.1)	0.4	(3.3)	—	(10.0)
Cash and cash equivalents at beginning of year	$—	$14.1	$—	$23.8	$—	$37.9

Cash and cash equivalents at end of period	$—	$7.0	$0.4	$20.5	$—	$27.9

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

Effective April 1, 2010, we elected to change our quarterly reporting period to be based on the calendar quarter end. Prior to April 1, 2010, we operated on a 13-week financial and business closing schedule for all periods, except year end, which was March 31, and the fiscal half year, which was September 30.The three-month period ended June 30, 2010 includes three more days than the 13-week period of the corresponding period of the prior fiscal year as a result of transitioning to the new reporting period. The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements for the fiscal quarter ended June 30, 2010 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2010 and related notes thereto included in our Annual Report on Form 10-K filed with the SEC.

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

Acquisitions

Rongtai. On July 27, 2005, the Company formed a joint venture, PDC Rongtai, in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. On September 29, 2009, the Company completed the acquisition of the 40% noncontrolling interest held by Yangzhou Runlin Investment Co., Ltd. As a result of the acquisition and in accordance with the terms of the equity transfer agreement, PDC Rongtai became wholly owned by a subsidiary of the Company and was subsequently renamed Sensus Precision Die Casting (Yangzhou) Co., Ltd. The terms of the agreement provide for the payment of total consideration with an estimated fair value of $18.8 million. In conjunction with the equity transfer agreement, the Company entered into a real estate transfer contract with Yangzhou Rongtai Industrial Development Co., Ltd. (“Yangzhou”) to sell certain buildings, ancillary equipment and land-use rights to Yangzhou for approximately $2.0 million. See Note 2 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report.

Telemetric. On June 30, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of Telemetric for approximately $6.8 million in cash at closing and $1.0 million payable within approximately one year of the closing date of the related asset purchase agreement, of which $0.3 million was paid to Telemetric in fiscal 2010. Additional cash consideration may become payable based on the performance of the acquired business through June 2013. Acquisition-date fair value for this contingent consideration is estimated at $3.9 million. Payments on an undiscounted basis are projected to be $5.8 million and are subject to a $12 million cap. The Company financed the transaction primarily with cash on hand and borrowings under its senior credit facilities. Telemetric provides utilities with distribution automation systems that use commercial cellular networks and PowerVistaTM, a web-based software application. This acquisition provides the Company with a significant and established presence in the distribution automation portion of the utility landscape and augments the Company’s AMI and Smart Grid solutions. See Note 2 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report.

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

The Company is also required to make additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $10.5 million for the three months ended June 30, 2010 and $56.1 million cumulatively, net of $18.9 million previously paid in accordance with the purchase agreement ($0.9 million in fiscal 2008, $4.6 million in fiscal 2009 and $13.4 million in fiscal 2010). In the accompanying consolidated balance sheet as of June 30, 2010, $28.3 million is classified as accruals and other current liabilities and $27.8 million is classified as other long-term liabilities. These gross accrued amounts reflect additional purchase price and are recorded as goodwill.

In addition, on the date of acquisition, Sensus 1 issued 15,000 unvested preference shares to AMDS, which were subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares was $15 million if the specified performance thresholds were achieved over the relevant period. During fiscal 2010, the performance thresholds were achieved related to the unvested preference shares, and all of these preference shares became vested. Accordingly, 15,000 vested preference shares were released from restrictions, and in fiscal 2010, AMDS opted to have the 15,000 unrestricted shares redeemed for cash. As required by the AMDS purchase agreement, the $15 million was funded by Sensus 1 in fiscal 2010, and thus the Company’s cash position was not impacted.

Other Information about Our Business

The following table presents, as of the dates indicated, additional information about our operations and business:

	Fiscal Quarter Ended
	June 30, 2010	March 31, 2010	December 29, 2009	September 30, 2009	June 27, 2009	March 31, 2009
Total net sales (in millions)	$225.8	$260.4	$195.6	$209.3	$200.3	$207.0
Employees	3,776	3,838	3,642	3,707	3,671	3,838

Backlog

The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders. Total backlog at June 30, 2010 was $107 million, compared with $106 million at June 27, 2009. In addition, at June 30, 2010, the Company cumulatively had approximately 11 million AMI electric and gas endpoints under long-term contracts, of which approximately 6.3 million endpoints had been shipped. The potential aggregate future revenue of unshipped endpoints and services under these contracts was approximately $517 million at June 30, 2010, of which approximately $27 million is included in backlog. No assurance can be made that firm purchase orders will be placed under these contracts.

For Results of Operations and Liquidity and Capital Resources, all dollar amounts and variances in the narrative discussions are rounded to millions; however, percentages are calculated based on dollar amounts depicted in the tables.

Results of Operations

The following table provides summary results of operations of the Company for the periods presented:

(dollars in millions)	Fiscal Quarter Ended June 30, 2010%		Fiscal Quarter Ended June 27, 2009%
Net sales	$225.8	100%	$200.3	100%
Gross profit	63.7	28%	54.5	27%
Selling, general and administrative expenses	42.7	19%	35.3	18%
Restructuring costs	1.0	—	6.8	3%
Amortization of intangible assets	3.3	2%	2.8	1%
Other operating expense, net	1.0	—	0.8	—

Operating income	15.7	7%	8.8	5%
Interest expense, net	(11.3)	(5)%	(9.0)	(5)%
Other income, net	0.3	—	1.5	1%

Income before income taxes	4.7	2%	1.3	1%
Provision for income taxes	2.5	1%	1.0	1%

Consolidated net income	2.2	1%	0.3	—
Less: Net income attributable to the noncontrolling interest	(0.5)	—	(0.8)	(1)%

Net income (loss) attributable to controlling interest	$1.7	1%	$(0.5)	(1)%

Fiscal Quarter Ended June 30, 2010 Compared with Fiscal Quarter Ended June 27, 2009

Net Sales.

(dollars in millions)	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009	Dollar Change	Percent Change
Net sales	$225.8	$200.3	$25.5	13%

Net sales for the fiscal quarter ended June 30, 2010 increased $26 million or 13% compared to the prior corresponding fiscal quarter due to increased demand for FlexNet systems and SmartPoint products to support electric, gas and water customers as they continued to roll out their smart grid implementations. Net sales outside North America were favorably impacted primarily by improving market conditions compared to the prior corresponding fiscal quarter.

Our top ten customers accounted for approximately 39% of net sales for the fiscal quarter ended June 30, 2010, and no individual customer accounted for more than 10% of net sales.

Gross Profit.

(dollars in millions)	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009	Dollar Change	Percent Change
Gross profit	$63.7	$54.5	$9.2	17%
Gross profit as a percent of net sales	28%	27%	—	4%

Gross profit in dollars and as a percentage of net sales improved from the prior corresponding fiscal quarter principally due to the increased demand described above. Product volumes, mix and improved operating scale and efficiency contributed to the improvements.

Selling, General and Administrative (“SG&A”) Expenses.

(dollars in millions)	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009	Dollar Change	Percent Change
SG&A expenses	$42.7	$35.3	$7.4	21%
SG&A expenses as a percent of net sales	19%	18%	—	6%

SG&A expenses for the fiscal quarter ended June 30, 2010 were higher than the prior corresponding fiscal quarter as the Company’s cost structure reflects increased investment for research and development and infrastructure to support marketing strategies and customer obligations.

Restructuring Costs. Restructuring costs for the fiscal quarters ended June 30, 2010 and June 27, 2009 were $1 million and $7 million, respectively, and primarily were due to the restructuring activities associated with our manufacturing operations in Germany.

Amortization of Intangible Assets. Amortization expense relates primarily to the intangible assets consisting of non-competition agreements, customer relationships and other intangible assets recorded at the time of the acquisition of Invensys Metering Systems and the intangible assets consisting of developed technology recorded as a result of the AMDS acquisition. Amortization of intangible assets for the fiscal quarter ended June 30, 2010 was comparable to the fiscal quarter ended June 27, 2009 at $3 million.

Other Operating Expense, Net. Other operating expense, net of $1 million for the current fiscal quarter and prior corresponding fiscal quarter primarily consisted of recurring management fees for The Jordan Company, L.P.

Interest Expense, Net. Interest expense, net increased approximately $2 million for the fiscal quarter ended June 30, 2010 as compared to the prior corresponding fiscal quarter and reflects the increase in interest rates related to the amendment to our senior credit facilities in July 2009 and an increase in the average outstanding balance of the Company’s term debt.

Other Income, Net. Other income, net was less than $1 million for the current fiscal quarter and was approximately $2 million for the prior corresponding fiscal quarter. Other income, net principally relates to net transactional foreign currency gains and losses.

Provision for Income Taxes. Income tax provision was approximately $3 million and $1 million for the fiscal quarters ended June 30, 2010 and June 27, 2009, respectively, and reflects the Company’s pre-tax income based on the Company’s estimated annual effective tax rate.

Consolidated Net Income. Consolidated net income of $2 million for the fiscal quarter ended June 30, 2010 increased $2 million compared to the fiscal quarter ended June 27, 2009 as a result of the factors described above.

Net Income Attributable to the Noncontrolling Interest. Net income attributable to the noncontrolling interest relates to the Company’s partner’s share of income or loss from our joint venture entities. The Company holds joint venture interests in entities in the Ukraine (51%), Algeria (55%) and China (55%). On September 29, 2009, the Company purchased the noncontrolling interest of PDC Rongtai. See Note 2 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report. Net income attributable to the noncontrolling interest decreased slightly for the current fiscal quarter as compared to the prior corresponding fiscal quarter primarily due to the impact of the purchase of PDC Rongtai described above, partially offset by the net improved results of operations of our remaining joint ventures.

Net Income (Loss) Attributable to Controlling Interest. Net income attributable to controlling interest of $2 million for the fiscal quarter ended June 30, 2010 increased $2 million compared to the fiscal quarter ended June 27, 2009 as a result of the factors described above.

Liquidity and Capital Resources

During the fiscal quarter ended June 30, 2010, we funded our operating, investing and financing requirements through cash on hand and short term borrowings on our revolving credit facilities.

Net cash flow used in operating activities in the fiscal quarters ended June 30, 2010 and June 27, 2009 was $34 million and $2 million, respectively. The $32 million decrease in the current fiscal quarter compared to the prior corresponding fiscal quarter was primarily driven by payments of accrued expenses and accounts payable.

Cash expenditures for restructuring for the fiscal quarters ended June 30, 2010 and June 27, 2009 were $4 million and $6 million, respectively, and were reflected within cash used in operations. As of June 30, 2010, we had $11 million of restructuring accruals reflected on our consolidated balance sheet within current liabilities and other long-term liabilities. Additional cash restructuring expenses of approximately $11 million are expected to be incurred in fiscal 2011.

Cash used in investing activities were $8 million and $9 million for the fiscal quarters ended June 30, 2010 and June 27, 2009, respectively. For the current and prior corresponding fiscal quarters expenditures for property, plant and equipment (“PP&E”) were $7 million, of which 31% and 51%, respectively, reflected investment in the AMI business. PP&E expenditures were comprised of equipment, molds and tooling for replacement and cost efficiency, and maintenance, safety and expansion that extend useful lives. We incurred software development costs related to the AMI business of $1 million and $2 million, for the fiscal quarters ended June 30, 2010 and June 27, 2009, respectively. For the remainder of fiscal 2011, we expect to make expenditures for PP&E, software development costs and intangible assets of approximately $40 million, reflecting our continuing emphasis on a growth-oriented investment program.

Net cash provided by financing activities was $15 million for the fiscal quarter ended June 30, 2010 and consisted of $22 million of proceeds from borrowings on our revolver and $7 million of principal payments on the Company’s term loan facilities. There were no cash financing activities for the fiscal quarter ended June 27, 2009.

We maintain senior credit facilities that provide for senior secured financing totaling $249 million, consisting of one U.S. term loan facility in the amount of $179 million and two revolving credit facilities in an aggregate amount of $70 million, under which $54 million is available in the form of U.S. dollar-denominated loans and $16 million is available in the form of U.S. dollar-, euro- or U.K. sterling-denominated loans. Borrowing costs for the revolving loans and approximately $164.6 million of term loans with a maturity date of June 3, 2013 are based on variable rates tied to adjusted LIBOR, as defined in the credit agreement, plus a 4.5% margin, or the Alternate Base Rate, as defined in the credit agreement, plus 3.5%, which includes, in the case of the revolving loans, a facility fee of 1%. Borrowing costs for approximately $14.0 million of term loans with a final maturity date of December 17, 2010 are based on variable rates tied to adjusted LIBOR plus a 2% margin. See below for discussion regarding the Company’s total indebtedness at June 30, 2010. The revolving credit facilities mature on December 17, 2012, and the term loan facility matures on June 3, 2013.

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

As of June 30, 2010, we had $481 million of total indebtedness outstanding, consisting of $275 million of senior subordinated notes, $179 million under the U.S. term loan facility and $27 million in short-term borrowings. Interest expense, net, excluding amortization of deferred financing costs, was $11 million for the fiscal quarter ended June 30, 2010. The next scheduled principal payment on the term loan facility of approximately $7 million is due on September 30, 2010. As of June 30, 2010, $15 million of the facility was utilized in connection with outstanding letters of credit that have not been drawn upon. We were in compliance with all credit facility covenants at June 30, 2010.

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

In conjunction with the AMDS acquisition, the Company is legally obligated to satisfy any additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $10.5 million for the fiscal quarter ended June 30, 2010 and $56.1 million cumulatively, net of $18.9 million paid in accordance with the purchase agreement ($0.9 million in fiscal 2008, $4.6 million in fiscal 2009 and $13.4 million in fiscal 2010). In our accompanying consolidated balance sheet as of June 30, 2010, $28.3 million is classified as accruals and other current liabilities and $27.8 million is classified as other long-term liabilities. We believe that expected cash flows from operations will provide sufficient funds to fulfill this obligation.

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

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of June 30, 2010, assets of foreign subsidiaries constituted approximately 30% of total assets. Foreign currency exchange rate exposure is most significant with respect to the euro. For the fiscal quarters ended June 30, 2010 and June 27, 2009, net sales were negatively impacted by the devaluation of foreign currencies, primarily the euro, versus the U.S. dollar by $1.5 million and $8.8 million, respectively.

Currency transaction exposure. Currency transaction exposure arises when a business has transactions denominated in foreign currencies. We have entered into forward contracts that are denominated in foreign currencies, principally euros, to offset the remeasurement impact of currency rate changes on intercompany receivables and payables. These contracts are used to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into derivative instrument transactions for trading or speculative purposes. The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. As of June 30, 2010, we had no foreign currency contracts in place. We expect to continue to utilize forward contracts to manage foreign currency exchange risk in the future as appropriate.

Interest rate risk. Under the terms of the Company’s senior credit facilities, we pay a variable rate of interest based on the London Interbank Offering Rate (“LIBOR”) or the Alternate Base Rate (as defined in the credit agreement) and are subject to interest rate risk as a result of changes in these rates. The Company’s total indebtedness as of June 30, 2010 was $480.9 million, of which $205.8 million bears interest at variable rates. As of June 30, 2010, substantially all of our variable-rate borrowings were under the term loan facilities consisting of a B-1 tranche and a B-3 tranche. Term loans of $14.0 million under the B-1 tranche bear interest at LIBOR plus a 2% margin. Term loans under the B-3 tranche bear interest, at our option, at Adjusted LIBOR, as defined in the credit agreement, plus a 4.5% margin, or the Alternate Base Rate plus 3.5%. For the B-3 tranche, the credit facility provides for a LIBOR floor of 2.5% and an Alternate Base Rate floor of 3.5%. As of June 30, 2010, $160.0 million of the B-3 tranche was under the LIBOR option and $5.0 million of that tranche was under the Alternate Base Rate option. At June 30, 2010, the weighted-average interest rate on our term loan facility borrowings was approximately 6.6%. In addition, the Company has $50 million of interest rate swaps in place that pay a fixed rate of interest and receive LIBOR. Holding all other variables constant, a change in the LIBOR interest rate of 1%, after giving effect to the interest rate swaps, would have no impact on annual interest costs.

To hedge exposure to variable interest rates, the Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at specified fixed rates. See Note 5 under “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1, of this Quarterly Report.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to legal proceedings arising out of the operations of our business. We believe that an adverse outcome of our existing legal proceedings, including the proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and Note 12 under “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1, of this Quarterly Report, would not have a material adverse impact on our business, financial condition or results of operations. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements, could result in liabilities that have a material adverse impact on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which was filed with the SEC on May 10, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4. Reserved

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

SENSUS (BERMUDA 2) LTD.

Date: August 2, 2010	By:	/s/ PETER MAINZ
Peter Mainz Chief Executive Officer & President (Principal Executive Officer)

Date: August 2, 2010	By:	/s/ JEFFREY J. KYLE
Jeffrey J. Kyle Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2010	By:	/s/ THOMAS D. D’ORAZIO
Thomas D. D’Orazio Senior Vice President, Finance (Principal Accounting Officer)

SENSUS USA INC.

Date: August 2, 2010	By:	/s/ PETER MAINZ
Peter Mainz Chief Executive Officer & President (Principal Executive Officer)

Date: August 2, 2010	By:	/s/ JEFFREY J. KYLE
Jeffrey J. Kyle Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2010	By:	/s/ THOMAS D. D’ORAZIO
Thomas D. D’Orazio Senior Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Sensus Management Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contracts and compensation plans.