Form 10-K/A
period 2010-03-31
SENSUS USA INC; SENSUS (BERMUDA 2) LTD
filed 2010-12-20
CIK 1281223, 1281226

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

    Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 13, 2010, Sensus (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus (Bermuda 1) Ltd., and Sensus USA Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus (Bermuda 2) Ltd.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED MARCH 31, 2010

EXPLANATORY NOTE

Sensus (Bermuda 2) Ltd. and Sensus USA Inc. are filing this Amendment No. 1 (this “Amendment”) to their Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as filed with the Securities and Exchange Commission on May 10, 2010 (the “Form 10-K”). This Amendment includes a restatement of the following previously filed consolidated financial statements and data (and related disclosures): (1) our consolidated balance sheets as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years then ended; (2) our selected financial data as of and for our fiscal years ended March 31, 2010 and 2009, located in Item 6 of this Annual Report on Form 10-K/A; (3) our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal years ended March 31, 2010 and 2009, contained in Item 7 of this Annual Report on Form 10-K/A; (4) our unaudited quarterly financial information for each quarter in our fiscal years ended March 31, 2010 and 2009, in Note 21, “Quarterly Results of Operations (Unaudited),” of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K/A; and (5) other related Notes to Consolidated Financial Statements.

As previously announced, under the supervision of our Audit Committee, we initiated an internal review of certain revenue recognition and other accounting practices prior to closing our books for the fiscal quarter ended September 30, 2010. During the course of this internal review, we identified material errors in our financial statements for fiscal 2010 and 2009, primarily related the recognition of revenue under multi-element contracts associated with our Conservation Solutions business. This resulted in our Audit Committee determining that the Company’s audited consolidated financial statements for the fiscal years ended March 31, 2010 and 2009, and the related reports of the Company’s independent registered public accounting firm thereon, and the unaudited interim consolidated financial statements for each of the fiscal quarters in the years then ended should no longer be relied upon. Similarly, our Audit Committee determined that press releases, reports and shareholder communications describing the Company’s financial statements and results of operations for these periods should no longer be relied upon.

The Company identified three primary causes of the errors, each of which resulted in the premature recognition of revenue within certain contracts. First, there was a failure to appropriately evaluate service level agreements and other performance obligations within certain contracts, which, if considered, would have required the deferral of revenue until such obligations were satisfied. This error resulted in the improper timing of revenue recognition of $11.1 million and $2.5 million in fiscal 2010 and 2009, respectively. Second, the Company improperly recognized revenue under certain contracts in which the revenue was contingent on the delivery of future products and/or services. This error resulted in the Company prematurely recognizing $3.6 million and $3.9 million of revenue in fiscal 2010 and 2009, respectively. Third, the Company failed to take into consideration certain contract commitments, up-grades, pre-billing and other undelivered elements. This error resulted in the Company prematurely recognizing $6.5 million of additional revenue in fiscal 2010 and $1.2 million in fiscal 2009. The effect of this restatement to correct revenue recognition is a reduction in revenue and an increase in deferred revenue of $14.7 million and $7.6 million on our full-year fiscal 2010 and 2009 operating results and the year-end balance sheets, respectively.

Further, during the course of the internal review of revenue recognition and other accounting matters, management identified certain additional accounting errors principally relating to significant deficiencies and deficiencies affecting certain aspects of our financial closing process. The Company identified three principal causes of these accounting errors. First, a lack of review and monitoring of the asset base resulted in (1) a failure by the Company to timely write off the $1.4 million carrying value of a software application developed for internal use that was abandoned in fiscal 2010 and (2) the Company recording prepaid assets aggregating $0.9 million in fiscal 2010 for items that are required to be expensed under GAAP. Second, due to the absence of a comprehensive technical review process, the Company inappropriately recognized a gain of $1.0 million relating to production related concessions from a vendor during fiscal 2010 prior to realization. Third, the Company identified failures in its financial closing and period cut-off procedures, whereby the lack of appropriate controls over accounts payable cut-off resulted in an understatement of legal, recruitment and other expenses totaling $1.1 million in fiscal 2010. Adjustments due to these errors total $4.4 million of additional expenses recorded in the Company’s consolidated financial results for fiscal 2010. The net adjustment to be recorded in the Company’s consolidated financial results for fiscal 2010 for all expenses including cost of sales totals $2.2 million.

The following table summarizes the financial statement caption adjustments from the restatement to our previously reported consolidated statements of operations impacting operating loss for the fiscal years ended March 31, 2010 and 2009 and for each of the fiscal quarters in the years then ended:

	Quarter				Fiscal Year
Fiscal 2010 (in millions)	First	Second	Third	Fourth
Net sales	$(4.9)	$(5.3)	$(6.9)	$(4.1)	$(21.2)
Cost of sales	0.2	0.2	0.6	(0.1)	0.9
Operating expenses:
Selling, general and administrative expenses	(0.1)	—	(0.6)	(0.6)	(1.3)
Other operating expense, net	—	—	(1.4)	(0.4)	(1.8)

Effect on operating loss	$(4.8)	$(5.1)	$(8.3)	$(5.2)	$(23.4)

	Quarter				Fiscal Year
Fiscal 2009 (in millions)	First	Second	Third	Fourth
Net sales	$(3.5)	$(1.2)	$(0.5)	$(2.4)	$(7.6)
Cost of sales	(0.7)	—	0.1	(2.1)	(2.7)

Effect on operating loss	$(4.2)	$(1.2)	$(0.4)	$(4.5)	$(10.3)

For more information regarding the restatement, please refer to Item 1A, “Risk Factors”; Item 6, “Selected Financial Data”; Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Note 2, “Restatement of Previously Reported Consolidated Financial Statements,” and Note 21, “Quarterly Results of Operations (Unaudited),” of the Notes to Consolidated Financial Statements in Item 8; and Item 9A, “Controls and Procedures.”

This Amendment sets forth the Form 10-K in its entirety. However, this Amendment only amends and restates the Items described above, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Form 10-K is amended hereby. This Annual Report on Form 10-K/A continues to speak as of the dates described herein, and we have not updated the disclosures contained in this Annual Report on Form 10-K/A to reflect any events that occurred subsequent to such dates. Accordingly, this Annual Report on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to May 10, 2010, as information in such filings may update or supersede certain information contained in this Annual Report on Form 10-K/A. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications by our principal executive officer and principal financial officer are included in this Amendment and apply to the Form 10-K, as amended by this Amendment. The certifications of our principal executive officer and principal financial officer are attached to this Annual Report on Form 10-K/A as Exhibits 31.1, 31.2, 32.1, respectively.

PART I

ITEM 1.	BUSINESS

Unless the context otherwise indicates or requires, the use in this Annual Report on Form 10-K/A of the terms “we,” “us,” “our” or the “Company” refers to Sensus (Bermuda 2) Ltd. and its consolidated subsidiaries, and in a historical context, includes the operations of Invensys Metering Systems. Our fiscal year ends on March 31 and references herein to a fiscal year refer to the twelve-month period ended as of that date.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our internet web site at http://www.sensus.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The SEC makes available on the website http://www.sec.gov free of charge, reports and other information regarding issuers, such as us, that file electronically with the SEC. As discussed in “Explanatory Note,” our audited consolidated financial statements for the fiscal year ended March 31, 2010, and the related reports of the Company’s independent registered public accounting firm thereon, the unaudited interim consolidated financial statements for each of the fiscal quarters in the year then ended, and press releases, reports and shareholder communications describing our financial statements and results of operations for these periods, should no longer be relied on and are superseded in their entirety by this Annual Report on Form 10-K/A. Information on our website or the SEC website is not part of this Annual Report on Form 10-K/A.

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

Industry, Markets and Products

We have two principal product groups: utility infrastructure systems products and support products, accounting for approximately 85% and 15% of net sales, respectively, for fiscal 2010. The two product groups, plus corporate operations, are organized into two reporting segments: Utility Infrastructure and Related Communication Systems (formerly Metering and Related Communication Systems) and All Other. The Utility Infrastructure and Related Communication Systems segment includes advanced metering technologies, such as AMI and AMR communications systems, distribution automation systems, demand response technologies, and four principal metering technology categories: water, gas, electricity and heat. Included in the All Other segment, under the Smith-Blair brand name, we manufacture pipe joining and repair products used primarily by water and gas utilities. Also, the All Other segment includes precision die castings that produce low porosity die casting products for the automotive market through tier I industry suppliers. For fiscal 2008, 2009 and 2010, we had net sales of $722.0 million, $784.3 million and $844.4 million, respectively.

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

The European water metering market is another significant market, and we are one of the leading participants in this market. Some of the European residential water meter market is subject to national regulations that effectively limit a meter’s service life, and in these markets these regulations can minimize the need for long-term accuracy. In addition, these utilities do not read the meters frequently, which makes the cost of advanced metering systems more difficult to justify. As a result of these factors, product differentiation and features, to date, have been less of a basis for competition in Europe than in North America. However, we are witnessing a heightened level of utility market activity with advanced metering communications systems in the European market, and with that, we are pursuing AMI and AMR system solutions for the market that could change these market dynamics. For industrial and commercial meters, durability, accuracy and design specifications are more critical in the customer’s selection process and are a greater basis for competition.

Our heat metering activity is focused on heat utilities and sub-metering companies in Europe with our main activity in countries that utilize hot water for heating purposes. We produce several types of heat meters that measure the energy consumed. Sensors measure the temperature of the water in a closed system as it enters and exits the building or apartment. The difference in temperature is used to calculate the amount of energy consumed. Heat metering products include PolluCom E® compact heat meter, PolluStat E® ultrasonic heat meter and PolluFlow®bulk hot water meter. Advanced metering communications systems are also being reviewed for these markets.

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

Pipe Joining and Repair Products. Our Smith-Blair brand competes primarily in the North American pipe joining, repairing, restraining and tapping products market. These products consist principally of pipe couplings, tapping sleeves and saddles, joint restraints and repair clamps that are used primarily by water and natural gas utilities to construct, extend and repair utility piping systems. Demand for pipe joining, restraining, tapping and repair products is driven by new construction, replacements and repairs. Replacement and repair demand is driven by aging infrastructure as well as extreme weather conditions, including freezes, droughts, hurricanes and earthquakes. Due to the often time-sensitive nature of customer demand for pipe joining, repairing, restraining and tapping products, a company’s ability to respond promptly to customer needs with effective engineering solutions plays a significant role in its success within this market. Smith-Blair successfully differentiates itself by providing the widest range of both standard products and engineered-to-order products while maintaining the highest levels of customer service and, we believe, the shortest lead times in the industry.

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

For additional information regarding our reporting segments, including segment revenue, operating income (loss) and total assets, see Note 18 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K/A.

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

Customers

Our top ten customers accounted for approximately 38% of net sales for fiscal 2010, and no individual customer accounted for more that 10% of net sales.

Products and Systems Development

We are committed to developing the most technologically advanced products and systems within the utility industry. Currently, we maintain an active engineering and technology program that performs four key functions: development of new products, support of existing products, technical assistance for customers and new technology investigations. Our research and development expenditures for fiscal 2008, 2009 and 2010 were $26.6 million, $31.0 million and $41.3 million, respectively. We currently have 256 technical personnel operating in several facilities around the world, with most based in the United States and Germany.

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

Suppliers and Raw Materials

In fiscal 2010, we purchased approximately $388.9 million of materials. In fiscal 2010, our largest supplier accounted for approximately 21% of total material expenditures, while the top ten suppliers accounted for approximately 67% of total material expenditures.

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

We have developed strategic partnerships with contract electronic manufacturers (“CEMs”), our outsource manufacturing providers, and are transitioning an increasing portion of our manufacturing to these providers. These strategic partnerships enable us to leverage the CEMs’ ability and capacity to manufacture high value electric components, while minimizing our manufacturing costs. In addition, CEMs function as an extension of our manufacturing capabilities by assembling some of our products and shipping them directly to customers. During fiscal 2010, the manufacture of products representing 39% of net sales was outsourced.

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

Other Regulatory Matters

Our products are subject to the rules and regulations of various federal, state and local agencies and foreign regulatory bodies. For example, our AMR/AMI products and systems use radio spectrum and are subject to regulation by the FCC in the United States and by Industry Canada in Canada. Much of the European water and heat metering markets, including Germany, The Netherlands, Austria, Switzerland, the Czech Republic and Slovakia, are subject to national regulation. We are also subject to regulation by other governmental bodies. Further, we are subject to governmental regulations related to occupational safety and health, labor, wage practices and the performance of certain engineering services. We believe that we are currently in material compliance with such regulations; however, failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of production processes, cessation of operations or other actions that could materially and adversely affect our business, financial condition or results of operations.

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

In the normal course of our business, in an effort to help keep our security holders and the public informed about our operations, we may from time to time issue or make certain statements, either in writing or orally, that are or contain “forward-looking statements,” as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. The words “expect,” “believe,” “anticipate,” “project,” “estimate” and similar expressions are intended to identify forward-looking statements. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control, and any one of which, or a combination of which, could materially affect our financial condition or results of operations, the trading price of our publicly traded securities, and whether the forward-looking statements we make ultimately prove to be accurate.

Set forth below are risks that we believe are material to our business operations. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations.

Our review of our revenue recognition practices and resulting restatement of previously filed financial statements may continue to have adverse effects on our results of operations and financial condition.

Our review of our revenue recognition and other accounting practices and our restatement of certain of our historical consolidated financial statements have required, and may continue to require, us to expend significant management time and incur significant accounting, legal and other expenses, all of which may have an adverse effect on our results of operations and financial condition. As a result of our revenue recognition review and related restatements, approximately $22.9 million of customer revenue previously recognized through March 31, 2010, will be deferred to periods after that date. See “Explanatory Note” immediately preceding Item 1 of this Annual Report on Form 10-K/A and Note 2, “Restatement of Previously Reported Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K/A for a detailed discussion of the restatement.

In addition, private or governmental actions may be brought against us relating to a failure to apply GAAP in the reporting of quarterly and annual financial statements and securities prospectuses. Such actions could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation would be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of any litigation would result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business.

We cannot be certain that the measures we have taken to address the restatements will ensure that restatements will not occur in the future. Execution of restatements like the ones described above could create a significant strain on our internal resources, cause delays in our filing of quarterly or annual financial results, increase our costs, and cause management distraction.

We have identified material weaknesses in our internal control over financial reporting, which have required us to incur substantial costs and diverted management resources in connection with our efforts to remediate these material weaknesses.

In connection with our review of our revenue recognition practices for the fiscal years ended March 31, 2010 and 2009, and as discussed in Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K/A, we have identified control deficiencies relating to the application of GAAP to revenue recognition. Management has concluded that these control deficiencies constituted a material weakness in internal control over financial reporting as of March 31, 2010 and 2009. In addition, in connection with our review of other accounting and financial matters, other control deficiencies relating to certain aspects of the financial closing process were identified. Management has concluded that these control deficiencies, taken together, constituted a material weakness in internal control over financial reporting as of March 31, 2010 and 2009. A “material weakness” in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have discussed the identified control deficiencies in our financial reporting and the remediation of such deficiencies with the Audit Committee of our Board of Directors and will continue to do so as necessary. We believe that the use of external experts to help us develop and document new controls, adding additional resources to our contract review process, revisions to our internal training programs and other measures that we are taking will remediate these control deficiencies. However, we cannot be certain that the remedial measures that we are taking will ensure that we maintain adequate controls over our financial reporting in the future and, accordingly, additional material weaknesses could occur or be identified. Any future deficiencies could materially and adversely affect our ability to provide timely and accurate financial information, and the current and future deficiencies may impact public confidence in our internal controls and our Company.

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

We sell precision die castings to tier I automotive component suppliers. Sales within the precision die casting market are largely dependent on the success of the automotive platform for which the products are manufactured. The automotive industry has experienced significant declines due to weakness in the global economy and tightening credit markets. Some automobile manufacturers have announced significant restructuring actions in an effort to improve profitability and others have recently sought bankruptcy protection. If automakers reduce their orders to tier I suppliers, these suppliers will reduce their orders to us, and that would adversely affect our results of operations and financial condition. Due to demand contractions in the automotive market, the Company determined that the goodwill in its precision die casting business unit was impaired and thus recorded a charge of $14.4 million in fiscal 2009 (see Note 1 and Note 4 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K/A).

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

Furthermore, our interest expense could increase if interest rates increase because a major portion of our debt under the credit agreement governing our senior secured credit facilities is variable-rate debt. Our senior secured credit facilities include a term loan facility of $186.0 million and revolving credit facility totaling $70.0 million, each of which bear interest at variable rates as defined in the credit agreement. During fiscal 2008, 2009 and 2010, we utilized interest rate swap agreements to mitigate our exposure to fluctuations in interest rates on variable-rate debt. We may continue to utilize these agreements to manage interest rate risk in the future. At March 31, 2010, we held interest rate swap agreements covering an aggregate notional amount of $100.0 million. See “—Interest Rate Risk” in Item 7A of this Annual Report on Form 10-K/A.

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

The acquisitions of Invensys Metering Systems and Advanced Metering Data Systems, L.L.C. (“AMDS”) resulted in our recording significant identifiable intangible assets and goodwill. Our identifiable intangible assets, which substantially include customer relationships, developed technology, trademarks and tradenames, patents and non-competition agreements, were $188.0 million at March 31, 2010, representing 17% of our total assets. Amortization expense associated with our identifiable intangible assets was $13.0 million in fiscal 2010 and is expected to be $59.6 million over the next five fiscal years (without giving effect to any acquisitions completed subsequent to March 31, 2010). The large amount of amortization expense will adversely affect our net income during this period. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses we acquired, was $443.3 million at March 31, 2010, representing 41% of our total assets.

Goodwill and identifiable intangible assets, which are deemed to have indefinite lives, are recorded at fair value on the date of acquisition and, in accordance with GAAP, are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The full value of our intangible assets may never be realized. Any future determination requiring the write-off of a significant portion of our intangible assets would have an adverse effect on our financial condition and results of operations. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2010. Due to demand contractions in the automotive market, the Company determined that the goodwill in its precision die casting business unit was impaired and thus recorded a charge of $14.4 million in fiscal 2009 (see Note 1 and Note 4 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K/A).

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

We face risk of exposure to existing and future product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage, but there is a risk that we may be unable to obtain such insurance on acceptable terms in the future, or at all, and any such insurance may not provide adequate coverage against potential claims. We are entitled to indemnification from certain subsidiaries of Invensys under the terms of the stock purchase agreement for certain product liability claims existing prior to the acquisition of Invensys Metering Systems, we may be unable to recover from the indemnifying parties in the event we are found liable. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome of the litigation with respect to those claims. An adverse result in connection with a product liability claim could have a material adverse effect on our business, financial condition and results of operations. In addition, our business depends on the strong product reputation that we believe we have developed. In the event that this reputation is damaged, we may face difficulty in maintaining the pricing of some of our products, which could result in reduced sales and profitability. See “Legal Proceedings” in Item 3 of this Annual Report on Form 10-K/A for a summary of certain legal proceedings to which we are subject.

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

In fiscal 2008, 2009 and 2010, our non-U.S. operations represented 37%, 34% and 30%, respectively, of consolidated net sales. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include a) regional economic downturns, b) changes in governmental policy or regulation, c) restrictions on the transfer of funds into or out of the country, d) import and export duties and quotas, e) domestic and foreign customs and tariffs, f) different regimes controlling the protection of our intellectual property, g) international incidents, h) military outbreaks, i) government instability, j) difficulty in staffing and managing widespread operations, k) nationalization of foreign assets, l) government protectionism, m) compliance with U.S. Department of Commerce export controls, n) potentially negative consequences from changes in tax laws, o) higher interest rates, p) requirements relating to withholding taxes on remittances and other payments by subsidiaries and q) restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions. One or more of these factors may impair our current or future international operations and, consequently, our overall business.

We are subject to the Foreign Corrupt Practice Act (“FCPA”) and other laws that prohibit improper payments to foreign governments and their officials for the purpose of obtaining or retaining business. We have operations and conduct business in various countries outside of the United States. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors, because these parties are not always subject to our control. While it is our policy to implement safeguards to discourage these practices, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, certain governmental authorities may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

Our future operating results will depend on our ability to develop and manufacture products cost-effectively. To minimize manufacturing costs, as well as focus on our core competencies and streamline our operations, we outsourced production of products representing 39% of fiscal 2010 net sales. The outsourcing of production capabilities diminishes the day-to-day control that we are able to exercise over the production process that could result in quality problems, and correspondingly increased product warranty costs. In addition, as we outsource more production capacity, we will retain limited internal production capacity, and will, therefore, rely on our contract manufacturers to fill orders on a timely basis. We will be required to provide accurate forecasts to our contract manufacturers to satisfy demand for our products. If we overestimate our requirements, we may be required to purchase quantities of products that exceed customer demand. If we underestimate our requirements, we may have inadequate inventory from which to meet customer demand.

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

In the ordinary course of our operations, we, like other companies, from time to time pursue and are pursued in administrative proceedings and litigation concerning the protection of intellectual property rights. If successful, third-party intellectual property lawsuits could subject us to substantial damages, and require us to cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or discontinue the use of certain technology. They could also force us to seek licenses to the infringing technology, which licenses may not be available on reasonable terms, or at all. Our ability to sustain current margins on some or all of our products may be affected, which could reduce our sales and profitability. Third-party lawsuits could also invalidate our intellectual property rights. Regardless of the success of any third party-initiated or Company-initiated claims, they would likely be time-consuming and expensive to resolve, and would divert the time and attention of our management. In the current calendar year, no patent infringement claims have been initiated against us. See “Legal Proceedings” in Item 3 of this Annual Report on Form 10-K/A for a summary of pending patent infringement claims that were initiated against us in prior years.

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

In addition to our own direct sales force, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our end-customers. In fiscal 2010, approximately 38% of our net sales were generated from sales to our top ten customers, which include our distribution channels, but no individual customer accounted for more than 10% of net sales. The majority of the distribution contracts that we have with these independent distributors are cancelable by the distributor after a short notice period. There is a risk that these distributors may terminate their agreements with us.

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

We have derived the following selected consolidated financial data from our audited consolidated financial statements, which have been restated as set forth in this Annual Report on Form 10-K/A. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A. The information presented in the table below has been adjusted to reflect our restatement. See “Explanatory Note” immediately preceding Item 1 of this Annual Report on Form 10-K/A and Note 2 “Restatement of Previously Reported Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K/A for a detailed discussion of the restatement.

(in millions)	Year Ended March 31, 2006	Year Ended March 31, 2007 (1)	Year Ended March 31, 2008 (1)	Year Ended March 31, 2009 (1)	Year Ended March 31, 2010
				(As restated)	(As restated)
Income Statement Data:
Net sales	$613.9	$631.4	$722.0	$784.3	$844.4
Net loss attributable to controlling interest	(3.2)	(9.0)	(8.3)	(24.6)	(21.5)

Other Financial Data:
Restructuring costs (2)	$7.2	$8.5	$7.0	$9.9	$25.9
Capital expenditures (including intangibles and software development costs)	24.8	18.3	27.8	36.7	48.3

Balance Sheet Data:
Cash and cash equivalents	$52.6	$34.9	$37.6	$37.9	$59.2
Total assets	935.1	973.8	993.9	1,002.9	1,093.9
Total debt	485.6	475.5	454.5	438.9	465.9
Stockholder’s equity	186.4	225.6	217.7	192.5	175.4

(1)	In October 2009, the Financial Accounting Standards Board amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. In the fourth quarter of fiscal 2010, the Company adopted the new accounting principles on a retrospective basis. This resulted in the revision of the financial data for the years ended March 31, 2007, 2008 and 2009. See Note 1 and Note 2 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K/A.
(2)	For additional information regarding restructuring costs, see Note 8 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K/A. Restructuring costs are added to net income for purposes of determining compliance by the Company with the financial covenants of both the senior credit facilities and the indentures governing the notes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K/A includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to us are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, sales, cash flow and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters, other than those of historical fact, are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may turn out to be incorrect. Our actual results could be materially different from our expectations because of various risks. These risks include any future restatements of our consolidated financial statements, our inability to maintain effective internal controls over financial reporting, our susceptibility to macroeconomic downturns in the United States and abroad, conditions in the residential, commercial and industrial construction markets and in the automotive industry, our dependence on new product development and intellectual property, and our dependence on independent distributors and third-party contract manufacturers, automotive vehicle production levels and schedules, our substantial financial leverage, debt service and other cash requirements, liquidity constraints and risks related to future growth and expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation, our ability to integrate acquired companies, general economic and business conditions, competition, adverse changes in the regulatory or legislative environment in which we operate, and other factors beyond our control. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K/A.

Our fiscal year ends on March 31 and references herein to a fiscal year refer to the twelve-month period ended as of that date.

Restatement

In this Annual Report on Form 10-K/A, we have restated our following previously filed consolidated financial statements, data and related disclosures:

(1)	consolidated balance sheets as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s equity, and cash flows and any related Notes to Consolidated Financial Statements for the fiscal years then ended located in Item 8 of this Annual Report on Form 10-K/A;

(2)	selected financial data as of and for our fiscal years ended March 31, 2010 and 2009 located in Item 6 of this Annual Report on Form 10-K/A;

(3)	management’s discussion and analysis of financial condition and results of operations as of and for our fiscal years ended March 31, 2010 and 2009, contained herein; and

(4)	unaudited quarterly financial information for each quarter in our fiscal years ended March 31, 2010 and 2009 in Note 21, “Quarterly Results of Operations (Unaudited),” of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K/A.

The restatement results from our previously announced internal review of our accounting practices with respect to the recognition of revenue for transactions related to certain customer contracts and certain other accounting matters. The following discussion and analysis of our financial condition and results of operation incorporates the restated amounts. See “Explanatory Note” immediately preceding Item 1 of this Annual Report on Form 10-K/A and Note 2, “Restatement of Previously Reported Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K/A for a detailed discussion of the restatement.

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

Acquisitions

Rongtai. On July 27, 2005, the Company formed a joint venture, PDC Rongtai, in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. On September 29, 2009, the Company completed the acquisition of the 40% noncontrolling interest held by Yangzhou Runlin Investment Co., Ltd. As a result of the acquisition and in accordance with the terms of the equity transfer agreement, PDC Rongtai became wholly owned by a subsidiary of the Company and was subsequently renamed Sensus Precision Die Casting (Yangzhou) Co., Ltd. The terms of the agreement provide for the payment of total consideration with an estimated fair value of $17.7 million. In conjunction with the equity transfer agreement, the Company entered into a real estate transfer contract with Yangzhou Rongtai Industrial Development Co., Ltd. (“Yangzhou”) to sell certain buildings, ancillary equipment and land-use rights to Yangzhou for approximately $2.0 million. See Note 3 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K/A.

Telemetric. On June 30, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of Telemetric for approximately $6.8 million in cash at closing and $1.0 million payable within approximately one year of the closing date of the related asset purchase agreement, of which $0.7 million was paid to Telemetric in fiscal 2010. Additional cash consideration may become payable based on the performance of the acquired business through June 2013. Acquisition-date fair value for this contingent consideration is estimated at $3.9 million. Payments on an undiscounted basis are projected to be $5.8 million and are subject to a $12 million cap. The Company financed the transaction primarily with cash on hand and borrowings under its senior credit facilities. Telemetric provides utilities with distribution automation systems that use commercial cellular networks and PowerVistaTM, a web-based software application. This acquisition is expected to provide the Company with a significant and established presence in the distribution automation portion of the utility landscape and augment the Company’s AMI and Smart Grid solutions. See Note 3 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K/A.

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

The Company is also required to make additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $27.2 million for fiscal 2010 and $38.1 million cumulatively, net of $18.9 million paid in accordance with the purchase agreement ($0.9 million in fiscal 2008, $4.6 million in fiscal 2009 and $13.4 million in fiscal 2010). In the accompanying consolidated balance sheet as of March 31, 2010, $24.6 million is classified as accruals and other current liabilities and $13.5 million is classified as other long-term liabilities. These gross accrued amounts reflect additional purchase price and are classified as goodwill.

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

Results of Operations

We have restated our audited consolidated statements of operations and cash flows for the fiscal years ended March 31, 2010 and 2009. The following discussion and analysis of our financial results of operations incorporates the restated amounts. See “Explanatory Note” immediately preceding Item 1 of this Annual Report on Form 10-K/A and Note 2, “Restatement of Previously Reported Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K/A for a detailed discussion of the restatement.

The following table provides results of operations for the periods presented:

(dollars in millions)	Year Ended March 31, 2010%		Year Ended March 31, 2009%		Year Ended March 31, 2008%
	(As restated)		(As restated)
Net sales	$844.4	100%	$784.3	100%	$722.0	100%
Gross profit	226.9	27%	189.1	24%	186.9	26%
Selling, general and administrative expenses	154.7	18%	134.0	17%	121.5	17%
Restructuring costs	25.9	3%	9.9	1%	7.0	1%
Amortization of intangible assets	13.0	2%	13.5	2%	19.7	3%
Loss on debt extinguishment	5.9	1%	—	—	—	—
Impairment of goodwill	—	—	14.4	2%	—	—
Acquisition-related costs	1.2	—	—	—	—	—
Other operating expense, net	5.2	1%	2.7	—	2.3	—

Operating income	21.0	2%	14.6	2%	36.4	5%
Interest expense, net	(43.6)	(5)%	(39.9)	(5)%	(41.8)	(6)%
Other income (expense), net	1.9	—	(0.3)	—	(2.4)	—

Loss before income taxes	(20.7)	(3)%	(25.6)	(3)%	(7.8)	(1)%
Benefit for income taxes	(1.5)	—	(3.4)	—	(1.4)	—

Consolidated net loss	(19.2)	(3)%	(22.2)	(3)%	(6.4)	(1)%
Less: Net income attributable to the noncontrolling interest	(2.3)	—	(2.4)	—	(1.9)	—

Net loss attributable to controlling interest	(21.5)	(3)%	$(24.6)	(3)%	$(8.3)	(1)%

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. In the fourth quarter of fiscal 2010, the Company adopted the new accounting principles on a retrospective basis. This resulted in the revision of the financial data for the years ended March 31, 2008 and 2009. See Note 1 and Note 2 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K/A.

Fiscal Year Ended March 31, 2010 Compared with Fiscal Year Ended March 31, 2009

Net Sales.

(dollars in millions)	Year Ended March 31, 2010	Year Ended March 31, 2009	Dollar Change	Percent Change
	(As restated)	(As restated)
Net sales	$844.4	$784.3	$60.1	8%

Net sales during fiscal 2010 increased $60 million, or 8%, compared to fiscal 2009 primarily due to increased demand for FlexNet systems and SmartPoint products to support AMI electric and gas customers as they rolled out their smart grid implementations. SmartPoint shipments increased to 3.3 million units, or by approximately 74%, compared to fiscal 2009.

Partially offsetting these improvements, worldwide water and gas product demands contracted over fiscal 2010 driven by global macroeconomic events, including a significant reduction in North America commercial and residential building starts.

Our top ten customers accounted for approximately 38% of net sales for fiscal 2010, and no individual customer accounted for more than 10% of net sales.

Gross Profit.

(dollars in millions)	Year Ended March 31, 2010	Year Ended March 31, 2009	Dollar Change	Percent Change
	(As restated)	(As restated)
Gross profit	$226.9	$189.1	$37.8	20%
Gross profit as a percent of net sales	27%	24%		13%

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

Selling, General and Administrative (“SG&A”) Expenses.

(dollars in millions)	Year Ended March 31, 2010	Year Ended March 31, 2009	Dollar Change	Percent Change
	(As restated)	(As restated)
SG&A expenses	$154.7	$134.0	$20.7	15%
SG&A expenses as a percent of net sales	18%	17%		6%

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

Loss on Debt Extinguishment. In fiscal 2010, the Company recorded a loss of $6 million on debt extinguishment related to the amendment of our senior credit facilities. See Note 9 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K/A.

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

Other Operating Expense, Net. Other operating expense, net of $5 million for fiscal 2010 and $3 million for fiscal 2009 primarily consisted of recurring management fees of approximately $4 million and $3.0 million, respectively, paid to The Jordan Company, L.P. and the write-off in fiscal 2010 of a software application developed for internal use.

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

Benefit for Income Taxes. Income tax benefit was $2 million in fiscal 2010 and was $3 million for fiscal 2009, and reflects the Company’s pre-tax income (loss) based on the Company’s estimated annual effective tax rate.

Consolidated Net Loss. Consolidated net loss of $19 million in fiscal 2010 narrowed by $3 million as compared to fiscal 2009 as a result of the factors described above.

Net Income Attributable to the Noncontrolling Interest. Net income attributable to the noncontrolling interest relates to the Company’s partner’s share of income or loss from our joint venture entities and decreased slightly for fiscal 2010 as compared to fiscal 2009. The Company holds joint venture interests in entities in the Ukraine (51%), Algeria (55%) and China (55%). On September 29, 2009, the Company purchased the noncontrolling interest of PDC Rongtai. See Note 3 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K/A.

Net Loss Attributable to Controlling Interest. Net loss attributable to controlling interest of $22 million for fiscal 2010 narrowed by $3 million as compared to the net loss attributable to controlling interest of $25 million for fiscal 2009 as a result of the factors described above.

Fiscal Year Ended March 31, 2009 Compared with Fiscal Year Ended March 31, 2008

Net Sales.

(dollars in millions)	Year Ended March 31, 2009	Year Ended March 31, 2008	Dollar Change	Percent Change
	(As restated)
Net sales	$784.3	$722.0	$62.3	9%

Net sales during fiscal 2009 increased $62 million, or 9%, compared to fiscal 2008 primarily due to increased demand for FlexNet AMI systems and SmartPoint products. Shipments of SmartPoint products increased to 1.9 million units, or over 550%, compared to fiscal 2008. Partially offsetting the increase in net sales was a reduction in demand for our water and gas offerings attributed to general global economic factors along with a recent historic low in building starts in the residential and commercial real estate markets in North America. Additionally, results were negatively impacted by reduced demand for our precision die cast products due to a weak U.S. automotive market.

Our top ten customers accounted for approximately 33% of net sales for fiscal 2009, and no individual customer accounted for more than 10% of net sales.

Gross Profit.

(dollars in millions)	Year Ended March 31, 2009	Year Ended March 31, 2008	Dollar Change	Percent Change
	(As restated)
Gross profit	$189.1	$186.9	$2.2	1%
Gross profit as a percent of net sales	24%	26%		(8)%

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
	(As restated)
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

Benefit for Income Taxes. Income tax benefit of $3 million and $1 million for fiscal 2009 and 2008, respectively, reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate.

Consolidated Net Loss. Consolidated net loss of $22 million in fiscal 2009 increased $16 million as compared to fiscal 2008 as a result of the factors described above.

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

Net Loss Attributable to Controlling Interest. Net loss attributable to controlling interest of $25 million for fiscal 2009 increased $16 million as compared to fiscal 2008 as a result of the factors described above.

Liquidity and Capital Resources

We have restated our audited consolidated statements of operations and cash flows for the fiscal years ended March 31, 2010 and 2009. The following discussion and analysis of our liquidity and capital resources incorporates the restated amounts. See “Explanatory Note” immediately preceding Item 1 of this Annual Report on Form 10-K/A and Note 2, “Restatement of Previously Reported Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K/A for a detailed discussion of the restatement.

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

Cash used for investing activities were $64 million, $42 million and $29 million for fiscal 2010, 2009 and 2008, respectively. For fiscal 2010, 2009 and 2008, expenditures for property, plant and equipment (“PP&E”) were $34 million, $27 million and $23 million, respectively, of which 39%, 41% and 22%, respectively, reflected investment in the AMI business. PP&E expenditure requirements were comprised of equipment, molds and tooling for replacement and cost efficiency, and maintenance, safety and expansions that extend useful lives. In fiscal 2010, 2009 and 2008, respectively, we purchased intangible assets of $7 million, $1 million and less than $1 million. We incurred software development costs of $8 million, $9 million and $5 million for fiscal 2010, 2009 and 2008, respectively, related to the AMI business. For fiscal 2011, we expect to make expenditures for PP&E, intangible assets and software development costs of approximately $50 million reflecting our continuing emphasis on a growth-oriented investment program. Business acquisition expenditures in fiscal 2010 were $21 million, $13 million of which were contingent payments related to the performance of the acquired AMDS business and $7 million of which were related to the acquisition of substantially all of the assets and assumptions of certain liabilities of Telemetric. Business acquisition expenditures in fiscal 2009 were $6 million, $5 million of which were contingent payments related to the performance of the acquired AMDS business and $1 million of which relate to the acquisition of certain assets of Global Metering Systems, LLC. Business acquisition expenditures in fiscal 2008 of approximately $1 million reflected the contingent payments related to the performance of the acquired AMDS business. Proceeds from sale of assets of approximately $5 million in fiscal 2010 are primarily from the sale of the sale of the Company’s Orlando, Florida water meter manufacturing facility.

Net cash provided by (used in) financing activities was $12 million, $(16) million and $(22) million for fiscal 2010, 2009 and 2008, respectively. Net cash provided by financing activities for fiscal 2010 consisted primarily of $35 million of proceeds from debt issuance, $(9) million of debt issuance costs related to the amendment to our credit facility (see Note 9 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K/A and discussion below), $(8) million of principal payments on debt and $(6) million for the purchase of the PDC Rongtai noncontrolling interest. Net cash used in financing activities for fiscal 2009 consisted of $14 million of principal prepayments on the Company’s term loan facilities, $1 million in repayments of the Company’s loan to its Rongtai joint venture partner and $1.0 million in decreased short-term borrowings by Rongtai. In fiscal 2009, the Company settled the outstanding balance on its European term loan in its entirety. Net cash used in financing activities for fiscal 2008 consisted of $23 million in principal prepayments on the Company’s term loan facilities, partially offset by $1 million in increased short-term borrowings by Rongtai.

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

Refer to Note 9 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K/A for a complete description of the aforementioned amendment and the related accounting treatment.

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

As of March 31, 2010, we had $466 million of total indebtedness outstanding, consisting of $275 million of senior subordinated notes, $186 million under the U.S. term loan facility and $5 million in short-term borrowings related to Rongtai. Interest expense, net, excluding amortization of deferred financing costs, was $41 million for fiscal 2010. The next scheduled principal payment on the term loan facility of approximately $7 million is due on June 30, 2010. There were no borrowings outstanding under the revolving credit facility at March 31, 2010; however, $15 million of the facility was utilized in connection with outstanding letters of credit. We were in compliance with all credit facility covenants at March 31, 2010. In addition, we do not expect the financial impact of the restatement to have a material adverse effect on our liquidity.

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

In conjunction with the AMDS, Telemetric and PDC Rongtai acquisitions, the Company is legally obligated to satisfy any additional future cash payments, including those that may become payable as a result of the acquired businesses achieving certain financial performance measures. See “Acquisitions” above and Note 3 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K/A. We believe that expected cash flows from operations, together with available borrowings, will provide sufficient funds to fulfill this obligation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table is a summary of contractual cash obligations (excluding interest) as of March 31, 2010. The interest component of the Company’s term loan facility and senior subordinated notes is discussed in Note 9 of the “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report Form 10-K/A.

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

Pursuant to the new revenue recognition guidance, revenue arrangements with multiple elements are divided into separate units of accounting if the delivered item(s) have value to the customer on a standalone basis and delivery/performance of the undelivered item(s) is probable. The Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. In multiple element arrangements revenue is allocated to each separate unit of accounting using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy and the applicable revenue recognition criteria. For our standard contract arrangements that combine deliverables such as hardware, software, project management and installation services, each deliverable is generally considered a single unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to collect and that is not contingent upon the delivery/performance of additional items.

Hardware revenues are generally recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions. For software arrangements with multiple elements, revenue recognition is also dependent upon the availability of VSOE of fair value for each of the elements. The lack of VSOE, or the existence of extended payment terms or other inherent risks, may affect the timing of revenue recognition for software arrangements. If project management and installation services are essential to a software arrangement, revenue is recognized upon meeting the software acceptance provisions in the contract. Hardware and software post sale maintenance support fees are recognized ratably over the life of the related service contract.

The Company records reductions to revenue for estimated commitments related to liquidated damages and contractual guarantees. The Company also records reductions to revenue for expected future product returns based on the Company’s historical experience.

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

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of March 31, 2010, assets of foreign subsidiaries constituted approximately 19% of total assets. Foreign currency exchange rate exposure is most significant with respect to the euro. For the fiscal year ended March 31, 2010 and 2009, net sales were negatively impacted by the devaluation of foreign currencies, primarily the euro, versus the U.S. dollar by $2.8 million and $3.1 million, respectively.

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

To hedge exposure to variable interest rates, the Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at specified fixed rates. See Note 7 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K/A.

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

As discussed in Note 2 to the consolidated financial statements, the March 31, 2010 and 2009 consolidated financial statements have been restated to correct certain errors which were primarily related to revenue recognition.

/s/ Ernst & Young LLP

Raleigh, North Carolina

May 7, 2010

except for Note 2 and Note 22, as to which the date is

December 17, 2010

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	March 31, 2010	March 31, 2009
	(As restated)	(As restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59.2	$37.9
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.3 and $1.2 respectively	121.1	112.8
Other	1.9	2.9
Inventories, net	67.2	66.4
Prepayments and other current assets	12.2	11.8
Deferred income taxes	19.6	15.2
Deferred costs	4.3	3.9

Total current assets	285.5	250.9
Property, plant and equipment, net	134.9	131.5
Intangible assets, net	188.0	187.3
Goodwill	443.3	394.5
Deferred income taxes	15.8	14.9
Deferred costs	1.3	1.9
Other long-term assets	25.1	21.9

Total assets	$1,093.9	$1,002.9

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$117.3	$87.9
Accruals and other current liabilities	114.8	82.7
Current portion of long-term debt	22.7	38.5
Short-term borrowings	4.9	4.9
Income taxes payable	—	2.9
Restructuring accruals	12.9	7.3
Deferred revenue	34.3	22.9

Total current liabilities	306.9	247.1
Long-term debt, less current portion	438.3	395.5
Pensions	53.1	44.4
Deferred income taxes	81.7	77.7
Deferred revenue	4.8	6.2
Other long-term liabilities	28.6	27.6

Total liabilities	913.4	798.5
Commitments and Contingencies (Note 19)
STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	251.5	245.4
Accumulated deficit	(74.6)	(53.1)
Accumulated other comprehensive (loss) income	(1.5)	0.2

Total stockholder’s equity	175.4	192.5

Noncontrolling interest	5.1	11.9

Total equity	180.5	204.4

Total liabilities and stockholder’s equity	$1,093.9	$1,002.9

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008
	(As restated)	(As restated)	(As revised)
NET SALES	$844.4	$784.3	$722.0
COST OF SALES	617.5	595.2	535.1

GROSS PROFIT	226.9	189.1	186.9
OPERATING EXPENSES:
Selling, general and administrative expenses	154.7	134.0	121.5
Restructuring costs	25.9	9.9	7.0
Amortization of intangible assets	13.0	13.5	19.7
Loss on debt extinguishment	5.9	—	—
Impairment of goodwill	—	14.4	—
Acquisition-related costs	1.2	—	—
Other operating expense, net	5.2	2.7	2.3

OPERATING INCOME	21.0	14.6	36.4
NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(43.6)	(39.9)	(41.8)
Other income (expense), net	1.9	(0.3)	(2.4)

LOSS BEFORE INCOME TAXES	(20.7)	(25.6)	(7.8)
BENEFIT FOR INCOME TAXES	(1.5)	(3.4)	(1.4)

CONSOLIDATED NET LOSS	(19.2)	(22.2)	(6.4)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(2.3)	(2.4)	(1.9)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(21.5)	$(24.6)	$(8.3)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in millions)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2007	$—	$243.2	$(18.1)	$1.4	$226.5	$8.1	$234.6
Revisions (Note 2)	—	—	(0.9)	—	(0.9)	—	(0.9)

Revised Balance at March 31, 2007	—	243.2	(19.0)	1.4	225.6	8.1	233.7
Adoption of FIN 48 adjustment	—	—	(1.1)	—	(1.1)	—	(1.1)
Dividend payment to Joint Venture	—	—	—	—	—	(0.7)	(0.7)
Other comprehensive (loss) income:
Net loss	—	—	(8.3)	—	(8.3)	1.9	(6.4)
Foreign currency translation adjustment	—	—	—	4.8	4.8	—	4.8
Defined benefit pension plan adjustment, net of tax of $0.1 million	—	—	—	(2.9)	(2.9)	—	(2.9)
Unrealized loss on interest rate swaps, net of tax of $2.5 million	—	—	—	(3.6)	(3.6)	—	(3.6)

Total comprehensive loss					(10.0)	1.9	(8.1)
Adoption of FAS 158	—	—	—	3.2	3.2	—	3.2

Total comprehensive loss	—	—	—	—	(6.8)	1.9	(4.9)
Foreign currency translation adjustment related to noncontrolling interest	—	—	—	—	—	0.9	0.9

Revised Balance at March 31, 2008	—	243.2	(28.4)	2.9	217.7	10.2	227.9
Equity adjustment from parent related to AMDS acquisition	—	2.2	—	—	2.2	—	2.2
Dividend Payment to Joint Venture	—	—	—	—	—	(0.4)	(0.4)
Other comprehensive (loss) income:
Net loss	—	—	(24.6)	—	(24.6)	2.4	(22.2)
Foreign currency translation adjustment.	—	—	—	(5.3)	(5.3)	—	(5.3)
Defined benefit pension plan adjustment, net of tax of $0.4 million	—	—	—	1.3	1.3	—	1.3
Unrealized gain on interest rate swaps, net of tax of $0.9 million	—	—	—	1.3	1.3	—	1.3

Total comprehensive loss					(27.3)	2.4	(24.9)
Adoption of FAS 158	—	—	(0.1)	—	(0.1)	—	(0.1)
Foreign currency translation adjustment related to noncontrolling interest	—	—	—	—	—	(0.3)	(0.3)

Restated Balance at March 31, 2009	—	245.4	(53.1)	0.2	192.5	11.9	204.4
Equity adjustment from parent related to AMDS acquisition	—	15.0	—	—	15.0	—	15.0
Purchase of noncontrolling equity interest	—	(8.9)	—	—	(8.9)	(8.8)	(17.7)
Dividend payable to Joint Venture	—	—	—	—	—	(0.4)	(0.4)
Other comprehensive (loss) income:
Net loss	—	—	(21.5)	—	(21.5)	2.3	(19.2)
Foreign currency translation adjustment	—	—	—	3.0	3.0	—	3.0
Defined benefit pension plan adjustment, net of tax of $0.0 million	—	—	—	(6.6)	(6.6)	—	(6.6)
Unrealized gain on interest rate swaps, net of tax of $1.0 million	—	—	—	1.9	1.9	—	1.9

Total comprehensive loss					(23.2)	2.3	(20.9)
Foreign currency translation adjustment related to noncontrolling interest	—	—	—	—	—	0.1	0.1

Restated Balance at March 31, 2010	$—	$251.5	$(74.6)	$(1.5)	$175.4	$5.1	$180.5

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008
	(As restated)	(As restated)	(As revised)
OPERATING ACTIVITIES:
Consolidated net loss	$(19.2)	$(22.2)	$(6.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	27.2	26.4	27.1
Amortization of intangible assets	13.0	13.5	19.7
Amortization of software development costs	5.3	6.7	0.9
Amortization of deferred financing costs	3.1	3.1	2.8
Deferred income taxes	(5.1)	(10.7)	(9.8)
Impairment of goodwill	—	14.4	—
Loss on debt extinguishment	5.9	—	—
Other non-cash loss	0.2	1.1	1.5
Changes in assets and liabilities used in operations, net of effects of acquisitions and divestitures:
Accounts receivable	(6.0)	(13.0)	(2.4)
Inventories	1.0	2.0	(5.3)
Other current assets	1.9	(1.0)	1.7
Accounts payable, accruals and other current liabilities	36.0	22.7	14.3
Income taxes payable	(3.5)	3.0	—
Deferred revenue less deferred costs primarily from long-term AMI electric and gas contracts	9.7	17.8	7.2
Other	3.3	(3.1)	—

Net cash provided by operating activities	72.8	60.7	51.3
INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(33.7)	(26.7)	(22.8)
Purchases of intangible assets	(6.7)	(1.2)	(0.3)
Software development costs	(7.9)	(8.8)	(4.7)
Business acquisitions	(20.5)	(5.9)	(0.9)
Proceeds from sale of assets	4.5	0.2	—

Net cash used in investing activities	(64.3)	(42.4)	(28.7)
FINANCING ACTIVITIES:
(Decrease) increase in short-term borrowings	—	(1.0)	1.3
Proceeds from debt issuance	35.0	—	—
Principal payments on debt	(8.0)	(14.7)	(23.0)
Debt issuance costs	(8.8)	—	—
Purchase of noncontrolling equity interest	(6.0)	—	—

Net cash provided by (used in) financing activities	12.2	(15.7)	(21.7)
Effect of exchange rate changes on cash	0.6	(2.3)	1.8

INCREASE IN CASH AND CASH EQUIVALENTS	21.3	0.3	2.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$37.9	$37.6	$34.9

CASH AND CASH EQUIVALENTS AT END OF YEAR	$59.2	$37.9	$37.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:
Interest, net	$38.9	$36.2	$38.9

Income taxes, net of refunds	$6.7	$3.6	$4.0

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (NOTE 3):

During the year ended March 31, 2010, the 15,000 unvested preference shares issued in connection with the AMDS acquisition became vested with a redemption value of $15.0 million.

During the year ended March 31, 2010, paid-in capital decreased $8.9 million in connection with the purchase of the PDC Rongtai noncontrolling interest, representing the excess purchase price over the carrying value of the noncontrolling interest.

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

Retrospective Adoption of New Accounting Principles

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. In the fourth quarter of fiscal 2010, the Company adopted the new accounting principles on a retrospective basis. The Company believes retrospective adoption provides the most comparable and useful financial information for financial statement users, is more consistent with the information the Company’s management uses to evaluate its business, and better reflects the underlying economic performance of the Company. The financial statements and notes to the financial statements presented herein have been adjusted to reflect the retrospective adoption of the new accounting principles after giving effect to the restatement discussed elsewhere in this Annual Report on Form 10-K/A.

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

Goodwill and Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements, developed technology and customer and distributor relationships. Goodwill at March 31, 2010 represents the excess of the purchase price paid by the Company for Invensys Metering Systems, NexusData, Inc., Advanced Metering Data Systems, L.L.C. (“AMDS”) and Telemetric Corporation (“Telemetric”) over the fair value of the net assets acquired

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(see Note 3). The purchase price allocation for these acquisitions resulted in $443.3 million of goodwill being recorded. The goodwill is attributed to the value placed on the Company being an industry leader with market-leading positions in the North American and European water metering markets, the North American clamps and couplings market segment and the expected synergies resulting primarily from the AMDS and Telemetric acquisitions. The Company is also a market leader in the North American gas metering market, the European heat metering market and the North American water AMI market. The Company has achieved these leadership positions by developing and manufacturing innovative products. In addition, future expansion of AMI technology provides a significant opportunity for the Company. Patents, tradenames, developed technology, customer and distributor relationships and non-competition agreements are stated at fair value on the date of acquisition as determined by an independent valuation firm. Trademarks are assumed to have indefinite lives and are not amortized. Patents and customer and distributor relationships are being amortized using the straight-line method over 3 to 15 years, and 5 to 25 years, respectively. The developed technology from the AMDS and Telemetric acquisitions is being amortized ratably over 5 to 12 years. The non-competition agreements are or have been amortized ratably over 4 years, based on the contractual period of the respective agreement.

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

The Company’s fair value estimates of its reporting units and goodwill are sensitive to a number of assumptions including discount rates, cash flow projections, operating margins, and comparable market multiples. To determine the reasonableness of the calculated fair values, the Company reviews the assumptions to ensure that neither the income approach nor the market approach yielded significantly different valuations. The assumptions are updated each year for each reporting unit. Various assumptions are utilized including actual

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating results, annual operating plans, strategic plans, economic projections, anticipated future cash flows, the weighted average cost of capital, market data and EBITDA multiples. The assumptions that have the most significant effect on the fair value calculation are the weighted average cost of capital, the EBITDA multiples and terminal growth rates.

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

Restructuring

The Company’s liability for a cost associated with an exit or disposal activity is recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. Severance and related charges are accrued at the date the restructuring was approved by the Company’s Board of Directors based on an estimate of amounts that will be paid to affected employees in accordance with GAAP.

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

Pursuant to the new revenue recognition guidance, revenue arrangements with multiple elements are divided into separate units of accounting if the delivered item(s) have value to the customer on a standalone basis and delivery/performance of the undelivered item(s) is probable. The Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. In multiple element arrangements revenue is allocated to each separate unit of accounting using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy and the applicable revenue recognition criteria. For our standard contract arrangements that combine deliverables such as hardware, software, project management and installation services, each deliverable is generally considered a single unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to collect and that is not contingent upon the delivery/performance of additional items.

Hardware revenues are generally recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions. For software arrangements with multiple elements, revenue recognition is also dependent upon the availability of VSOE of fair value for each of the elements. The lack of VSOE, or the existence of extended payment terms or other inherent risks, may affect the timing of revenue recognition for software arrangements. If project management and installation services are essential to a software arrangement, revenue is recognized upon meeting the software acceptance provisions in the contract. Hardware and software post sale maintenance support fees are recognized ratably over the life of the related service contract.

The Company records reductions to revenue for estimated commitments related to liquidated damages and contractual guarantees. The Company also records reductions to revenue for expected future product returns based on the Company’s historical experience.

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

Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses as incurred and were $41.3 million, $31.0 million and $26.6 million for the years ended March 31, 2010, 2009 and 2008, respectively.

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of sales and amounts billed to customers as revenues in the consolidated statements of operations. Shipping and handling costs were $15.6 million, $15.0 million and $12.6 million for the years ended March 31, 2010, 2009 and 2008, respectively.

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

For the current fiscal year, fair value measurements affect the Company’s contingent consideration and derivative instruments as disclosed in Note 3 “Acquisitions” and Note 7 “Financial Instruments”, respectively, and pension plan assets as disclosed in Note 12 “Retirement Benefits.”

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

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2.	RESTATEMENT OF PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS

As previously announced, under the supervision of our Audit Committee, we initiated an internal review of certain revenue recognition and other accounting practices prior to closing our books for the fiscal quarter ended September 30, 2010. During the course of this internal review, we identified material errors in our financial statements for fiscal 2010 and 2009, primarily related the recognition of revenue under multi-element contracts associated with our Conservation Solutions business. This resulted in our Audit Committee determining that the Company’s audited consolidated financial statements for the fiscal years ended March 31, 2010 and 2009, and the related reports of the Company’s independent registered public accounting firm thereon, and the unaudited interim consolidated financial statements for each of the fiscal quarters in the years then ended, and the unaudited consolidated financial statements for the fiscal quarter ended June 30, 2010 should no longer be relied upon. Similarly, our Audit Committee determined that press releases, reports and shareholder communications describing the Company’s financial statements and results of operations for these periods should no longer be relied upon.

The Company identified three primary causes of the errors, each of which resulted in the premature recognition of revenue within certain contracts. First, there was a failure to appropriately evaluate service level agreements and other performance obligations within certain contracts, which, if considered, would have required the deferral of revenue until such obligations were satisfied. This error resulted in the improper timing of revenue recognition of $11.1 million and $2.5 million in fiscal 2010 and 2009, respectively. Second, the Company improperly recognized revenue under certain contracts in which the revenue was contingent on the delivery of future products and/or services. This error resulted in the Company prematurely recognizing $3.6 million and 3.9 million of revenue in fiscal 2010 and 2009, respectively. Third, the Company failed to take into consideration certain contract commitments, up-grades, pre-billing and other undelivered elements. This error resulted in the Company prematurely recognizing $6.5 million of additional revenue in fiscal 2010 and $1.2 million of additional revenue that will be deferred in fiscal 2009. The effect of this restatement to correct revenue recognition is a reduction in revenue and an increase in deferred revenue of $14.7 million and $7.6 million on our full-year fiscal 2010 and 2009 operating results and the year-end balance sheets, respectively.

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Further, during the course of the internal review of revenue recognition and other accounting matters, management identified certain additional accounting errors principally relating to significant deficiencies and deficiencies affecting certain aspects of our financial closing process. The Company identified three principal causes of these accounting errors. First, a lack of review and monitoring of the asset base resulted in (1) a failure by the Company to timely write off the $1.4 million carrying value of a software application developed for internal use that was abandoned in fiscal 2010 and (2) the Company recording prepaid assets aggregating $0.9 million in fiscal 2010 for items that are required to be expensed under GAAP. Second, due to the absence of a comprehensive technical review process, the Company inappropriately recognized a gain of $1.0 million relating to production related concessions from a vendor during fiscal 2010 prior to realization. Third, the Company identified failures in its financial closing and period cut-off procedures, whereby the lack of appropriate controls over accounts payable cut-off resulted in an understatement of legal, recruitment and other expenses totaling $1.1 million in fiscal 2010. Adjustments due to these errors total $4.4 million of additional expenses recorded in the Company’s consolidated financial results for fiscal 2010.

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the effects of the restatement to the Company’s previously reported Consolidated Balance Sheet as of March 31, 2010 (in millions, except share amounts):

	March 31, 2010
	As reported	Adjustments	As restated
CURRENT ASSETS:
Cash and cash equivalents	$59.2	$—	$59.2
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.3	122.4	(1.3)	121.1
Other	1.9	—	1.9
Inventories, net	67.0	0.2	67.2
Prepayments and other current assets	12.9	(0.7)	12.2
Deferred income taxes	6.9	12.7	19.6
Deferred costs	5.1	(0.8)	4.3

Total current assets	275.4	10.1	285.5
Property, plant and equipment, net	136.3	(1.4)	134.9
Intangible assets, net	188.0	—	188.0
Goodwill	453.8	(10.5)	443.3
Deferred income taxes	16.4	(0.6)	15.8
Deferred costs	—	1.3	1.3
Other long-term assets	25.1	—	25.1

Total assets	$1,095.0	$(1.1)	$1,093.9

CURRENT LIABILITIES:
Accounts payable	$115.5	$1.8	$117.3
Accruals and other current liabilities	115.7	(0.9)	114.8
Current portion of long-term debt	22.7	—	22.7
Short-term borrowings	4.9	—	4.9
Income taxes payable	0.3	(0.3)	—
Restructuring accruals	12.9	—	12.9
Deferred revenue	11.6	22.7	34.3

Total current liabilities	283.6	23.3	306.9
Long-term debt, less current portion	438.3	—	438.3
Pensions	53.1	—	53.1
Deferred income taxes	84.5	(2.8)	81.7
Deferred revenue	2.4	2.4	4.8
Other long-term liabilities	32.2	(3.6)	28.6

Total liabilities	894.1	19.3	913.4
Commitments and Contingencies
STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—	—
Paid-in capital	251.7	(0.2)	251.5
Accumulated deficit	(54.4)	(20.2)	(74.6)
Accumulated other comprehensive income	(1.5)	—	(1.5)

Total stockholder’s equity	195.8	(20.4)	175.4

Noncontrolling interest	5.1	—	5.1

Total equity	200.9	(20.4)	180.5

Total liabilities and stockholder’s equity	$1,095.0	$(1.1)	$1,093.9

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effects of the restatement to the Company’s previously reported Consolidated Statement of Operations for the year ended March 31, 2010 (in millions):

	Year Ended March 31, 2010
	As reported	Adjustments	As restated
NET SALES	$865.6	$(21.2)	844.4
COST OF SALES	618.4	(0.9)	617.5

GROSS PROFIT	247.2	(20.3)	226.9
OPERATING EXPENSES:
Selling, general and administrative expenses	153.4	1.3	154.7
Restructuring costs	25.9	—	25.9
Amortization of intangible assets	13.0	—	13.0
Loss on extinguishment of debt	5.9	—	5.9
Acquisition related costs	1.2	—	1.2
Other operating expense, net	3.4	1.8	5.2

OPERATING INCOME	44.4	(23.4)	21.0
NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(43.6)	—	(43.6)
Other income, net	1.9	—	1.9

INCOME (LOSS) BEFORE INCOME TAXES	2.7	(23.4)	(20.7)
PROVISION FOR INCOME TAXES	7.7	(9.2)	(1.5)

CONSOLIDATED NET LOSS	(5.0)	(14.2)	(19.2)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(2.5)	0.2	(2.3)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(7.5)	(14.0)	(21.5)

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effects of the restatement to the Company’s previously reported Consolidated Statement of Cash Flows for the year ended March 31, 2010 (in millions):

	Year Ended March 31, 2010
	As reported	Adjustments	As restated
OPERATING ACTIVITIES:
Consolidated net loss	$(5.0)	$(14.2)	$(19.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	27.2	—	27.2
Amortization of intangible assets	13.0	—	13.0
Amortization of software development costs	5.3	—	5.3
Amortization of deferred financing costs	3.1	—	3.1
Deferred income taxes	2.8	(7.9)	(5.1)
Net (gain) loss on sale of assets	(1.1)	1.8	0.7
Net (gain) on foreign currency transactions	(0.5)	—	(0.5)
Loss on debt extinguishment	5.9	—	5.9
Changes in assets and liabilities used in operations, net of effects of acquisitions and divestitures:
Accounts receivable	(7.3)	1.3	(6.0)
Inventories	1.2	(0.2)	1.0
Other current assets	0.2	1.7	1.9
Accounts payable, accruals and other current liabilities	34.4	1.6	36.0
Income taxes payable	(2.2)	(1.3)	(3.5)
Deferred revenue less deferred costs primarily from long-term AMI contracts	(7.5)	17.2	9.7
Other	3.3	—	3.3

Net cash provided by operating activities	72.8	—	72.8

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(33.7)	—	(33.7)
Purchases of intangible assets	(6.7)	—	(6.7)
Software development costs	(7.9)	—	(7.9)
AMDS contingent payments	(13.4)	—	(13.4)
Business acquisitions—Telemetric	(7.1)	—	(7.1)
Proceeds from sale of assets	4.5	—	4.5

Net cash used in investing activities	(64.3)	—	(64.3)

FINANCING ACTIVITIES:
Proceeds from debt issuance	35.0	—	35.0
Debt issuance costs	(8.8)	—	(8.8)
Purchase of Rongtai noncontrolling interest	(6.0)	—	(6.0)
Principal payments on debt	(8.0)	—	(8.0)

Net cash provided by financing activities	12.2	—	12.2

Effect of exchange rate changes	0.6	—	0.6

INCREASE IN CASH AND CASH EQUIVALENTS	21.3	—	21.3

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$37.9	$—	$37.9

CASH AND CASH EQUIVALENTS AT END OF YEAR	$59.2	$—	$59.2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:
Interest, net	$38.9	$—	$38.9

Income taxes, net of refunds	$6.7	$—	$6.7

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the effects of the restatement to the Company’s previously reported Consolidated Balance Sheet as of March 31, 2009 (in millions, except share amounts):

	March 31, 2009
	As reported	Adjustments	As restated
CURRENT ASSETS:
Cash and cash equivalents	$37.9	$—	$37.9
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.3	112.8	—	112.8
Other	2.9	—	2.9
Inventories, net	66.4	—	66.4
Prepayments and other current assets	11.8	—	11.8
Deferred income taxes	6.8	8.4	15.2
Deferred costs	5.7	(1.8)	3.9

Total current assets	244.3	6.6	250.9
Property, plant and equipment, net	131.5	—	131.5
Intangible assets, net	187.3	—	187.3
Goodwill	394.5	—	394.5
Deferred income taxes	18.8	(3.9)	14.9
Deferred costs	—	1.9	1.9
Other long-term assets	21.9	—	21.9

Total assets	$998.3	$4.6	$1,002.9

CURRENT LIABILITIES:
Accounts payable	$87.1	$0.8	$87.9
Accruals and other current liabilities	80.7	2.0	82.7
Current portion of long-term debt	38.5	—	38.5
Short-term borrowings	4.9	—	4.9
Income taxes payable	2.9	—	2.9
Restructuring accruals	7.3	—	7.3
Deferred revenue	19.8	3.1	22.9

Total current liabilities	241.2	5.9	247.1
Long-term debt, less current portion	395.5	—	395.5
Pensions	44.4	—	44.4
Deferred income taxes	77.3	0.4	77.7
Deferred revenue	1.7	4.5	6.2
Other long-term liabilities	27.6	—	27.6

Total liabilities	787.7	10.8	798.5
Commitments and Contingencies
STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—	—
Paid-in capital	245.4	—	245.4
Accumulated deficit	(46.9)	(6.2)	(53.1)
Accumulated other comprehensive income	0.2	—	0.2

Total stockholder’s equity	198.7	(6.2)	192.5

Noncontrolling interest	11.9	—	11.9

Total equity	210.6	(6.2)	204.4

Total liabilities and stockholder’s equity	$998.3	$4.6	$1,002.9

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effects of the restatement to the Company’s previously reported Consolidated Statement of Operations for the year ended March 31, 2009 (in millions):

	Year Ended March 31, 2009
	As reported	Adjustments	As restated
NET SALES	$791.9	$(7.6)	$784.3
COST OF SALES	592.5	2.7	595.2

GROSS PROFIT	199.4	(10.3)	189.1
OPERATING EXPENSES:
Selling, general and administrative expenses	134.0	—	134.0
Restructuring costs	9.9	—	9.9
Amortization of intangible assets	13.5	—	13.5
Impairment of goodwill	14.4	—	14.4
Other operating expense, net	2.7	—	2.7

OPERATING INCOME	24.9	(10.3)	14.6
NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(39.9)	—	(39.9)
Other income, net	(0.3)	—	(0.3)

INCOME (LOSS) BEFORE INCOME TAXES	(15.3)	(10.3)	(25.6)
PROVISION FOR INCOME TAXES	0.7	(4.1)	(3.4)

CONSOLIDATED NET LOSS	(16.0)	(6.2)	(22.2)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(2.4)	—	(2.4)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(18.4)	$(6.2)	$(24.6)

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effects of the restatement to the Company’s previously reported Consolidated Statement of Cash Flows for the year ended March 31, 2009 (in millions):

	Year Ended March 31, 2009
	As reported	Adjustments	As restated
OPERATING ACTIVITIES:
Consolidated net loss	$(16.0)	$(6.2)	$(22.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	26.4	—	26.4
Amortization of intangible assets	13.5	—	13.5
Amortization of software development costs	6.7	—	6.7
Amortization of deferred financing costs	3.1	—	3.1
Deferred income taxes	(6.6)	(4.1)	(10.7)
Net loss on foreign currency transactions	1.1	—	1.1
Impairment of goodwill	14.4	—	14.4
Changes in assets and liabilities used in operations, net of effects of acquisitions and divestitures:
Accounts receivable	(13.0)	—	(13.0)
Inventories	2.0	—	2.0
Other current assets	(1.0)	—	(1.0)
Accounts payable, accruals and other current liabilities	19.9	2.8	22.7
Income taxes payable	3.0	—	3.0
Deferred revenue less deferred costs primarily from long-term AMI contracts	10.3	7.5	17.8
Other	(3.1)	—	(3.1)

Net cash provided by operating activities	60.7	—	60.7
INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(26.7)	—	(26.7)
Purchases of intangible assets	(1.2)	—	(1.2)
Software development costs	(8.8)	—	(8.8)
AMDS contingent payments	(5.9)	—	(5.9)
Proceeds from sale of assets	0.2	—	0.2

Net cash used in investing activities	(42.4)	—	(42.4)
FINANCING ACTIVITIES:
Decrease in short-term borrowings	(1.0)	—	(1.0)
Principal payments on debt	(14.7)	—	(14.7)

Net cash used in financing activities	(15.7)	—	(15.7)

Effect of exchange rate changes on cash	(2.3)	—	(2.3)

INCREASE IN CASH AND CASH EQUIVALENTS	0.3	—	0.3

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$37.6	—	$37.6

CASH AND CASH EQUIVALENTS AT END OF YEAR	$37.9	—	$37.9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:
Interest, net	$36.2	—	$36.2

Income taxes, net of refunds	$3.6	—	$3.6

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RETROSPECTIVE ADOPTION OF NEW ACCOUNTING PRINCIPLES

The following tables present the effects of the retrospective adoption of the new accounting principles (see Note 1) to the Company’s previously reported Consolidated Balance Sheet as of March 31, 2009 (in millions, except share amounts). The information in these tables does not reflect the restatement adjustments discussed above:

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

The carrying value of the non-controlling interest at September 29, 2009 was $8.8 million. The $8.9 million of excess consideration paid and to be paid over the carrying value of the noncontrolling interest decreased paid-in capital.

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

Telemetric. On June 30, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of Telemetric for approximately $6.8 million in cash at closing and $1.0 million payable within approximately one year of the closing date of the related asset purchase agreement, of which $0.7 million was paid to Telemetric in fiscal 2010. Additional cash consideration may become payable based on the performance of the acquired business through June 2013. Acquisition-date fair value for this contingent consideration was estimated at $3.9 million. The Company financed the transaction primarily with cash on hand and borrowings under its senior credit facilities. Telemetric provides utilities with distribution automation systems that use commercial cellular networks and PowerVistaTM, a web-based software application. This acquisition is expected to provide the Company with a significant and established presence in the distribution automation portion of the utility landscape and augment the Company’s AMI and smart grid solutions.

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

The Company is also required to make additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $27.2 million for fiscal 2010 and $38.1 million cumulatively, net of $18.9 million paid in accordance with the purchase agreement ($0.9 million in fiscal 2008, $4.6 million in fiscal 2009 and $13.4 million in fiscal 2010). In the accompanying consolidated balance sheet as of March 31, 2010, $24.6 million is classified as accruals and other current liabilities and $13.5 million is classified as other long-term liabilities. These gross accrued amounts reflect additional purchase price and are classified as goodwill.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	INTANGIBLE ASSETS

Goodwill by reportable business segment at March 31, 2010, 2009 and 2008 (in millions):

	Utility infrastructure and related communication systems	All other	Total
Balance as of April 1, 2008
Goodwill	$322.4	$55.2	$377.6
Acquired during the year	31.3	—	31.3
Impairment loss	—	(14.4)	(14.4)
Restated balance as of March 31, 2009
Goodwill	353.7	55.2	408.9
Accumulated impairment losses	—	(14.4)	(14.4)

	353.7	40.8	394.5
Acquired during the year	48.8	—	48.8
Restated balance as of March 31, 2010
Goodwill	402.5	55.2	457.7
Accumulated impairment losses	—	(14.4)	(14.4)

	$402.5	$40.8	$443.3

Intangible assets are summarized as follows (in millions):

	March 31, 2010		March 31, 2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(As restated)
Intangible assets not subject to amortization:
Goodwill	$443.3	$—	$394.5	$—
Tradenames (indefinite lived)	25.0	—	27.1	—

	468.3	—	421.6	—
Intangible assets subject to amortization:
Distributor and marketing relationships	204.5	(67.2)	193.8	(58.5)
Developed technology	28.3	(8.3)	26.0	(5.8)
Non-competition agreements	30.5	(30.4)	30.5	(30.3)
Patents	16.4	(12.8)	15.8	(11.5)
Tradenames (definite lived)	3.2	(1.2)	0.2	—

	282.9	(119.9)	266.3	(106.1)

Total intangible assets	$751.2	$(119.9)	$687.9	$(106.1)

The following presents the estimated amortization expense (in millions) for intangible assets for each of the next five fiscal years:

Years Ended March 31
2011	$13.3
2012	12.8
2013	11.6
2014	11.5
2015	11.4

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the weighted-average amortization periods in years for intangible assets subject to amortization as of March 31, 2010:

Distributor and marketing relationships	20.8
Developed technology	11.9
Non-competition agreements	4.0
Patents	6.8
Tradenames (definite lived)	2.9
All intangible assets	17.3

The following represents a reconciliation of the changes in goodwill (in millions) for the periods presented:

Goodwill at March 31, 2008	$377.6
AMDS acquisition-related adjustments	31.4
PDC impairment	(14.4)
Foreign currency translation adjustment	(0.1)

Restated goodwill at March 31, 2009	$394.5
AMDS acquisition-related adjustments	42.5
Telemetric acquisition-related adjustments	6.2
Foreign currency translation adjustment	0.1

Restated goodwill at March 31, 2010	$443.3

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

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is summarized as follows (in millions):

	March 31, 2010	March 31, 2009
	(As restated)
Land, buildings and improvements	$51.5	$51.1
Machinery and equipment	204.3	179.8
Construction in progress	12.2	8.7

Total property, plant and equipment	268.0	239.6
Less accumulated depreciation	(133.1)	(108.1)

Property, plant and equipment, net	$134.9	$131.5

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2010	March 31, 2009
	(As restated)
Raw materials, parts and supplies	$37.6	$36.8
Work in process	10.4	11.3
Finished goods	21.1	20.0
Allowance for shrink and obsolescence	(1.9)	(1.7)

Inventories, net	$67.2	$66.4

7.	FINANCIAL INSTRUMENTS

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

The following reflects activity associated with costs related to the Company’s restructuring initiatives (in millions):

	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008
Employee severance and exit costs:
Accrued	$22.5	$8.2	$5.1
Expensed as incurred	2.6	1.5	1.5
Impairment of long-lived assets	0.1	0.2	—
Inventory write-down	—	—	0.3
Contract termination costs	0.7	—	—
Legal costs expensed as incurred	—	—	0.1

Total	$25.9	$9.9	$7.0

Changes in restructuring accruals are summarized as follows (in millions):

	Year Ended March 31, 2010	Year Ended March 31, 2009
Balance at beginning of year	$9.1	$7.6
Accrual of new committed/announced programs	22.5	8.2
Cash payments	(15.3)	(5.9)
Foreign currency translation adjustment	(0.4)	(0.8)

Balance at end of year	$15.9	$9.1

Current portion	$12.9	$7.3
Non-current portion	3.0	1.8

Total	$15.9	$9.1

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

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	recorded third-party costs associated with the new debt of $0.6 million to be deferred and amortized over the term of the new debt; and

•	recognized a loss on extinguishment of debt of $5.6 million ($4.9 million in creditor fees and $0.7 million for write-offs of debt issuance costs associated with the old debt).

The terms of the $70 million revolving line-of-credit were also changed as a result of the senior credit facility amendment. The revolving line-of-credit remained at $70 million. Certain lenders chose not to extend and were replaced with additional lenders, while certain lenders chose to extend. For those lenders that did not extend, old debt issuance costs were derecognized. For those lenders that were added, fees paid to the creditor and third-party costs are deferred and amortized. For those that extended, GAAP provides guidance on the accounting for changes in a revolving line-of credit, and the Company determined that the unamortized old deferred costs, creditor fees and third-party costs associated with the modification are deferred and amortized. Accordingly, the following transactions were reflected:

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

The Company’s total indebtedness outstanding consists of the following (in millions):

	March 31, 2010	March 31, 2009
Current portion of U.S. term loan facility	$22.7	$38.5
Short-term borrowings—PDC Yangzhou	4.9	4.9

Total current portion of long-term debt and short-term borrowings	27.6	43.4
U.S. term loan facility	163.3	120.5
Senior subordinated notes	275.0	275.0

Total long-term debt	438.3	395.5

Total debt	$465.9	$438.9

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents the scheduled maturities of long-term debt for the fiscal years ended March 31 (in millions):

2011	$22.7
2012	1.7
2013	1.7
2014	434.9
2015	—
Thereafter	—

Total long-term debt	$461.0

10.	WARRANTY OBLIGATIONS

Changes in product warranty reserves are summarized as follows (in millions):

	Year Ended March 31, 2010	Year Ended March 31, 2009
	(As restated)	(As restated)
Balance at beginning of year	$13.7	$10.7
Warranty provision	6.2	14.5
Settlements made	(8.2)	(11.0)
Foreign currency translation adjustment	0.2	(0.5)

Balance at end of year	$11.9	$13.7

Current portion	$10.4	$10.7
Non-current portion	1.5	3.0

Total	$11.9	$13.7

11.	ACCRUALS AND OTHER CURRENT LIABILITIES

Accruals and other current liabilities are summarized as follows (in millions):

	March 31,
	2010	2009
	(As restated)
Accrued employee related and payroll costs	$30.0	$28.6
Interest payable	11.7	7.9
Customer support accruals	9.5	9.6
Accrued other taxes payable	5.0	5.0
Warranty obligations	10.4	10.7
Accrued contingent payments (Note 3)	32.1	13.6
Other	16.1	7.3

Accruals and other current liabilities	$114.8	$82.7

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	RETIREMENT BENEFITS

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

SENSUS (BERMUDA 2) LTD.

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

SENSUS (BERMUDA 2) LTD.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the income tax provision (benefit) are as follows (in millions):

	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008
	(As restated)	(As restated)
Current:
United States	$0.8	$3.7	$0.2
Non-U.S.	3.0	2.3	2.6
State and local	(0.2)	1.1	0.5

Total current	3.6	7.1	3.3

Deferred:
United States	(4.4)	(8.6)	(4.6)
Non-U.S.	(0.2)	(0.1)	0.3
State and local	(0.5)	(1.8)	(0.4)

Total deferred	(5.1)	(10.5)	(4.7)

Income tax provision (benefit)	$(1.5)	$(3.4)	$(1.4)

The provision (benefit) for income taxes was calculated based upon the following components of income (loss) before income taxes (in millions):

	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008
	(As restated)	(As restated)
United States	$(11.1)	$(26.8)	$(14.2)
Non-U.S.	(9.6)	1.2	6.4

Income (loss) before income taxes	$(20.7)	$(25.6)	$(7.8)

The relationship of non-U.S. income tax expense to non-U.S. income before income taxes is attributable to operating losses being incurred on which income tax carryforward benefits have been fully reserved as of March 31, 2010 and 2009. The losses in these taxing jurisdictions exceeded income in other non-U.S. jurisdictions in the years ended March 31, 2010, 2009 and 2008.

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2010	March 31, 2009
	(As restated)	(As restated)
Deferred tax assets:
Net operating loss carryforwards:
Non-U.S.	$86.0	$77.1
Federal and state	2.0	1.2
Warranty reserves	3.8	4.4
Other reserves	0.2	0.2
Deferred revenue, net of deferred costs	13.0	9.2
Deferred financing costs	1.6	—
Tax credits	5.3	4.2
Other	6.8	7.5

Subtotal	118.7	103.8

Valuation allowance	(83.3)	(73.7)

Total deferred tax assets	$35.4	$30.1

Deferred tax liabilities:
Intangible assets	$64.7	$62.8
Property, plant and equipment	13.3	11.8
Software development costs	3.7	2.6
Other	—	0.5

Total deferred tax liabilities	81.7	77.7

Net deferred tax liabilities	$46.3	$47.6

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

At March 31, 2010, the Company had state tax net operating loss carryforwards of $43.2 million, which will begin to expire after the year ending March 31, 2010. At March 31, 2010, the Company had non-United States tax loss carryforwards of $238.5 million, which will begin expiring after December 31, 2010.

The Company had alternative minimum tax credit carryforwards of $2.8 million at March 31, 2010, which are available for use indefinitely. Also, the Company had research and development tax credit carryforwards of $3.2 million at March 31, 2010 that will begin to expire after the year ending March 31, 2027.

We generally do not provide income taxes on the undistributed earnings of non-United States subsidiaries because such earnings are intended to be reinvested indefinitely to finance foreign business activities. Those additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend; however, it is not practical to estimate the additional amount, if any, of taxes payable. Taxes are provided as necessary with respect to earnings that are not permanently reinvested.

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the Company’s U.S. federal statutory rate to its effective tax rate:

	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008
	(As restated)	(As restated)
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local income tax expense, net of federal benefit	3.0	4.3	1.1
Statutory tax rate difference between the U.S. and foreign locations	13.0	9.9	17.4
Foreign net operating losses for which the benefit was not provided	(43.0)	(16.5)	(26.3)
Goodwill impairment (Note 4)	—	(19.7)	—
Repatriation of non-U.S. earnings	—	(1.4)	(11.7)
U.S tax credits	5.7	5.1	9.7
Tax expenses relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	(3.6)	—	(9.6)
Other nondeductible expenses	—	—	(3.4)
Federal tax refund	—	—	10.5
Other	(2.9)	(3.4)	(4.8)

Effective income tax rate	7.2%	13.3%	17.9%

15.	STOCK-BASED COMPENSATION

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

The compensation committee of the Company’s board of directors (the “Compensation Committee”) selects the exercise price. For grants in fiscal 2010, exercise prices were $6.00. For grants in fiscal 2009, the exercise prices were $6.00 and $5.50. Stock compensation expense recognized in fiscal 2010 and 2009 was immaterial. Unrecognized stock compensation expense as of March 31, 2010 is $0.4 million, which is expected to be recognized over a weighted-average period of approximately 3.4 years.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2010

(As restated)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$22.8	$—	$36.4	$—	$59.2
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	62.8	11.4	46.9	—	121.1
From affiliates	(1.1)	52.8	(2.9)	(48.8)	—	—
Other	—	0.2	1.5	0.2	—	1.9
Inventories, net	—	30.5	11.1	25.6	—	67.2
Prepayments and other current assets	—	2.2	1.6	8.4	—	12.2
Deferred income taxes	—	5.0	14.6	—	—	19.6
Deferred costs	—	4.3	—	—	—	4.3

Total current assets	(1.1)	180.6	37.3	68.7	—	285.5

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	48.5	23.5	62.9	—	134.9
Intangible assets, net	—	147.3	7.8	32.9	—	188.0
Goodwill	—	375.2	40.6	27.5	—	443.3
Investment in subsidiaries	638.4	182.1	—	—	(820.5)	—
Deferred income taxes	—	0.5	15.3	—	—	15.8
Deferred costs	—	1.3	—	—	—	1.3
Other long-term assets	0.4	21.3	0.8	2.6	—	25.1

Total assets	$637.7	$1,390.1	$125.3	$223.7	$(1,282.8)	$1,093.9

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$81.7	$6.2	$29.4	$—	$117.3
Accruals and other current liabilities	—	67.7	3.5	43.6	—	114.8
Current portion of long-term debt	—	22.7	—	—	—	22.7
Short-term borrowings	—	—	—	4.9	—	4.9
Income taxes payable	—	7.3	(7.6)	0.3	—	—
Restructuring accruals	—	0.1	—	12.8	—	12.9
Deferred revenue	—	34.1	—	0.2	—	34.3

Total current liabilities	—	213.6	2.1	91.2	—	306.9

Notes payable to affiliates	462.3	54.9	(60.9)	6.0	(462.3)	—
Long-term debt, less current portion	—	438.3	—	—	—	438.3
Pensions	—	1.3	1.6	50.2	—	53.1
Deferred income taxes	—	61.8	(3.0)	22.9	—	81.7
Deferred revenue	—	4.8	—	—	—	4.8
Other long-term liabilities	—	19.0	5.3	4.3	—	28.6

Total liabilities	462.3	793.7	(54.9)	174.6	(462.3)	913.4
Stockholders’ equity	175.4	596.3	180.2	49.1	(820.5)	180.5

Total liabilities and stockholders’ equity	$637.7	$1,390.0	$125.3	$223.7	$(1,282.8)	$1,093.9

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2009

(As restated)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$14.1	$—	$23.8	$—	$37.9
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	59.5	10.2	43.1	—	112.8
From affiliates	(1.0)	34.6	1.9	(35.5)	—	—
Other	—	—	1.3	1.6	—	2.9
Inventories, net	—	27.2	12.5	26.7	—	66.4
Prepayments and other current assets	—	3.3	0.4	8.1	—	11.8
Deferred income taxes	—	4.6	10.6	—	—	15.2
Deferred costs	—	3.9	—	—	—	3.9

Total current assets	(1.0)	147.2	36.9	67.8	—	250.9

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	43.8	25.2	62.5	—	131.5
Intangible assets, net	—	144.7	8.0	34.6	—	187.3
Goodwill	—	326.5	40.6	27.4	—	394.5
Investment in subsidiaries	655.4	166.7	—	—	(822.1)	—
Deferred income taxes	—	2.2	12.7	—	—	14.9
Deferred costs	—	1.9	—	—	—	1.9
Other long-term assets	0.3	19.4	—	2.2	—	21.9

Total assets	$654.7	$1,285.6	$123.4	$223.6	$(1,284.4)	$1,002.9

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$53.7	$6.1	$28.1	$—	$87.9
Accruals and other current liabilities	—	50.7	3.5	28.5	—	82.7
Current portion of long-term debt	—	38.5	—	—	—	38.5
Short-term borrowings	—	—	—	4.9	—	4.9
Income taxes payable	—	9.3	(7.1)	0.7	—	2.9
Restructuring accruals	—	—	—	7.3	—	7.3
Deferred revenue	—	22.7	—	0.2	—	22.9

Total current liabilities	—	174.9	2.5	69.7	—	247.1

Notes payable to affiliates	462.3	41.3	(43.9)	2.6	(462.3)	—
Long-term debt, less current portion	—	395.5	—	—	—	395.5
Pensions	—	1.2	1.2	42.0	—	44.4
Deferred income taxes	—	59.9	(5.0)	22.8	—	77.7
Deferred revenue	—	6.2	—	—	—	6.2
Other long-term liabilities	—	19.6	4.7	3.3	—	27.6

Total liabilities	462.3	698.6	(40.5)	140.4	(462.3)	798.5

Stockholders’ equity	192.4	587.0	163.9	83.2	(822.1)	204.4

Total liabilities and stockholders’ equity	$654.7	$1,285.6	$123.4	$223.6	$(1,284.4)	$1,002.9

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2010

(As restated)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$490.3	$100.0	$270.9	$(16.8)	$844.4
Cost of sales	—	359.8	79.9	194.6	(16.8)	617.5

Gross profit	—	130.5	20.1	76.3	—	226.9

Selling, general and administrative expenses	—	88.2	9.2	57.3	—	154.7
Restructuring costs	—	1.6	—	24.3	—	25.9
Amortization of intangible assets	—	11.2	0.2	1.6	—	13.0
Loss on debt extinguishment	—	5.9	—	—	—	5.9
Acquisition-related costs	—	1.1	—	0.1	—	1.2
Other operating expense (income), net	—	5.3	—	(0.1)	—	5.2

Operating income (loss)	—	17.2	10.7	(6.9)	—	21.0

Non-operating (expense) income:
Interest (expense) income, net	—	(40.5)	0.4	(3.5)	—	(43.6)
Equity in (loss) earnings of subsidiaries	(21.5)	15.2	—	—	6.3	—
Other income, net	—	0.9	—	1.0	—	1.9

(Loss) income before income taxes	(21.5)	(7.2)	11.1	(9.4)	6.3	(20.7)

Provision (benefit) for income taxes	—	0.8	(5.3)	3.0	—	(1.5)

Consolidated net (loss) income	(21.5)	(8.0)	16.4	(12.4)	6.3	(19.2)

Less: Net income attributable to the noncontrolling interest	—	—	—	(2.3)	—	(2.3)

Net (loss) income attributable to controlling interest	$(21.5)	$(8.0)	$16.4	$(14.7)	$6.3	$(21.5)

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2009

(As restated)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$420.0	$109.1	$280.3	$(25.1)	784.3
Cost of sales	—	323.3	92.2	204.8	(25.1)	595.2

Gross profit	—	96.7	16.9	75.5	—	189.1

Selling, general and administrative expenses	—	79.1	(4.4)	59.3	—	134.0
Restructuring costs	—	0.1	0.2	9.6	—	9.9
Amortization of intangible assets	—	9.4	2.4	1.7	—	13.5
Impairment of goodwill	—	—	14.4	—	—	14.4
Other operating expense (income), net	—	3.1	—	(0.4)	—	2.7

Operating income	—	5.0	4.3	5.3	—	14.6

Non-operating (expense) income:
Interest (expense) income, net	(0.1)	(36.9)	0.5	(3.4)	—	(39.9)
Equity in (loss) earnings of subsidiaries	(24.6)	12.3	—	—	12.3	—
Other income (expense), net	—	0.4	—	(0.7)	—	(0.3)

(Loss) income before income taxes	(24.7)	(19.2)	4.8	1.2	12.3	(25.6)

Provision (benefit) for income taxes	—	3.2	(8.8)	2.2	—	(3.4)

Consolidated net (loss) income	(24.7)	(22.4)	13.6	(1.0)	12.3	(22.2)

Less: Net income attributable to the noncontrolling interest	—	—	—	(2.4)	—	(2.4)

Net (loss) income attributable to controlling interest	$(24.7)	$(22.4)	$13.6	$(3.4)	$12.3	$(24.6)

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

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Year Ended March 31, 2010

(As restated)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Consolidated net (loss) income	$(21.5)	$(8.0)	$16.4	$(12.4)	$6.3	$(19.2)
Non-cash adjustments	—	36.4	0.1	13.1	—	49.6
Undistributed equity in loss (earnings) of subsidiaries	21.5	(15.2)	—	—	(6.3)	—
Changes in operating assets and liabilities	—	28.9	(13.2)	26.7	—	42.4

Net cash provided by operating activities	—	42.1	3.3	27.4	—	72.8

Investing activities
Expenditures for property, plant and equipment, intangibles and software development costs	—	(35.1)	(3.3)	(9.9)	—	(48.3)
Acquisitions	—	(20.5)	—	—	—	(20.5)
Proceeds from sale of assets	—	4.0	—	0.5	—	4.5

Net cash used in investing activities	—	(51.6)	(3.3)	(9.4)	—	(64.3)

Financing activities
Proceeds from debt issuance	—	35.0	—	—	—	35.0
Principal payments on debt	—	(8.0)	—	—	—	(8.0)
Debt issuance costs	—	(8.8)	—	—	—	(8.8)
Purchase of noncontrolling equity interest	—	—	—	(6.0)	—	(6.0)

Net cash provided by (used in) financing activities	—	18.2	—	(6.0)	—	12.2

Effect of exchange rate changes on cash	—	—	—	0.6	—	0.6

Increase in cash and cash equivalents	—	8.7	—	12.6	—	21.3
Cash and cash equivalents at beginning of year	$—	$14.1	$—	$23.8	$—	$37.9

Cash and cash equivalents at end of year	$—	$22.8	$—	$36.4	$—	$59.2

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2009

(As restated)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Consolidated net (loss) income	$(24.7)	$(22.4)	$13.6	$(1.0)	12.3	$(22.2)
Non-cash adjustments	—	28.5	12.1	13.9	—	54.5
Undistributed equity in loss (earnings) of subsidiaries	24.6	(12.3)	—	—	(12.3)	—
Changes in operating assets and liabilities	0.1	43.0	(23.4)	8.7	—	28.4

Net cash provided by operating activities	—	36.8	2.3	21.6	—	60.7

Investing activities
Expenditures for property, plant and equipment, intangibles and software development costs	—	(24.0)	(3.1)	(9.6)	—	(36.7)
Acquisitions	—	(5.9)	—	—	—	(5.9)
Proceeds from sale of assets	—	—	—	0.2	—	0.2

Net cash used in investing activities	—	(29.9)	(3.1)	(9.4)	—	(42.4)

Financing activities
Decrease in short-term borrowings	—	—	—	(1.0)	—	(1.0)
Principal payments on debt	—	(3.0)	—	(11.7)	—	(14.7)

Net cash used in financing activities	—	(3.0)	—	(12.7)	—	(15.7)

Effect of exchange rate changes on cash	—	—	—	(2.3)	—	(2.3)

Increase (decrease) in cash and cash equivalents	—	3.9	(0.8)	(2.8)	—	0.3
Cash and cash equivalents at beginning of year	$—	$10.2	$0.8	$26.6	$—	$37.6

Cash and cash equivalents at end of year	$—	$14.1	$—	$23.8	$—	$37.9

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

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide changes in trends or components of revenue, gross profit percentage, operating (loss) income, depreciation and amortization, assets, goodwill and capital expenditures (including intangibles) for each segment (in millions):

	Year Ended March 31, 2010	% Change (1)	Year Ended March 31, 2009	% Change (1)	Year Ended March 31, 2008
	(As restated)		(As restated)		(As revised)
Segment revenue
Utility infrastructure and related communication systems	$719.8	8%	$665.3	10%	$604.2
All other	126.8	(1)%	128.0	(5)%	134.2
Eliminations	(2.2)	(76)%	(9.0)	(45)%	(16.4)

Total	$844.4	8%	$784.3	9%	$722.0

Gross profit %
Utility infrastructure and related communication systems	28%	12%	25%	(7)%	27%
All other	23%	35%	17%	0%	17%

Total	27%	13%	24%	(8)%	26%

Operating income (loss)
Utility infrastructure and related communication systems	$32.3	40%	$23.0	(38)%	$36.8
All other	(11.3)	35%	(8.4)	NM	(0.4)

Total	$21.0	44%	$14.6	(60)%	$36.4

Depreciation and amortization
Utility infrastructure and related communication systems	$35.5	3%	$34.5	19%	$28.9
All other	10.0	(17)%	12.1	(36)%	18.8

Total	$45.5	(2)%	$46.6	(2)%	$47.7

	Year Ended March 31, 2010	% Change	Year Ended March 31, 2009
	(As restated)		(As restated)
Total assets
Utility infrastructure and related communication systems	$955.7	8%	$889.0
All other	138.2	21%	113.9

Total	$1,093.9	9%	$1,002.9

Total goodwill
Utility infrastructure and related communication systems	$402.5	14%	$353.7
All other	40.8	0%	40.8

Total	$443.3	12%	$394.5

Total capital expenditures (including intangibles and software development costs)
Utility infrastructure and related communication systems	$38.1	35%	$28.2
All other	10.2	20%	8.5

Total	$48.3	32%	$36.7

(1)	Percentages that are shown as “NM” are not material.

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Regions. Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales to Third Parties			Long-Lived Assets
	Year Ended March 31, 2010	Year Ended March 31, 2009	Year Ended March 31, 2008	March 31, 2010	March 31, 2009
	(As restated)	(As restated)	(As revised)	(As restated)
North America	$589.3	$520.1	$453.3	$73.4	$68.9
Europe, Mid East, Africa	197.3	223.2	219.4	38.2	40.5
South America	15.3	11.6	20.6	1.7	1.6
Asia	42.5	29.4	28.7	21.6	20.5

Total	$844.4	$784.3	$722.0	$134.9	$131.5

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

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31. The following tables provide quarterly results of operations of the Company:

Fiscal 2010 (in millions)	First	Second	Third	Fourth
	(As restated)	(As restated)	(As restated)	(As restated)
Net sales	$195.4	$204.0	$188.7	$256.3
Gross profit	49.8	53.4	46.0	77.7
Net (loss) income	(3.5)	(6.8)	(15.7)	4.5

Fiscal 2009 (in millions)	First	Second	Third	Fourth
	(As restated)	(As restated)	(As restated)	(As restated)
Net sales	$202.8	$204.8	$172.1	$204.6
Gross profit	50.6	52.7	34.1	51.7
Net income (loss)	0.4	1.8	(14.8)	(12.0)

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESTATEMENT OF PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS

We have restated our audited consolidated statements of operations and cash flows for the fiscal years ended March 31, 2010 and 2009 and each of the quarterly periods therein. See “Explanatory Note” immediately preceding Item 1 of this Annual Report on Form 10-K/A and Note 2, “Restatement of Previously Reported Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K/A for additional information about the restatement. The following tables present the effects of the restatement on the Company’s previously reported financial statements for the quarterly periods indicated below.

	Three Months Ended March 31, 2010			Three Months Ended December 26, 2009
(in millions)	As reported	Adjustments	As reported	As reported	Adjustments	As restated
NET SALES	$260.4	$(4.1)	$256.3	$195.6	$(6.9)	$188.7
COST OF SALES	178.5	0.1	178.6	143.3	(0.6)	142.7

GROSS PROFIT	81.9	(4.2)	77.7	52.3	(6.3)	46.0

OPERATING EXPENSES:
Selling, general and administrative expenses	43.5	0.6	44.1	38.0	0.6	38.6
Restructuring costs	7.2	—	7.2	8.9	—	8.9
Amortization of intangible assets	4.1	—	4.1	3.1	—	3.1
Acquisition-related costs	0.2	—	0.2	0.3	—	0.3
Other operating expense, net	0.9	0.4	1.3	0.7	1.4	2.1

OPERATING INCOME (LOSS)	26.0	(5.2)	20.8	1.3	(8.3)	(7.0)

NON-OPERATING EXPENSE:
Interest expense, net	(11.9)	—	(11.9)	(11.0)	—	(11.0)
Other expense, net	0.6	—	0.6	—	—	—

INCOME (LOSS) BEFORE INCOME TAXES	14.7	(5.2)	9.5	(9.7)	(8.3)	(18.0)
PROVISION (BENEFIT) FOR INCOME TAXES	7.0	(2.5)	4.5	0.2	(2.9)	(2.7)

CONSOLIDATED NET INCOME (LOSS)	7.7	(2.7)	5.0	(9.9)	(5.4)	(15.3)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.5)	—	(0.5)	(0.4)	—	(0.4)

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$7.2	$(2.7)	$4.5	$(10.3)	$(5.4)	$(15.7)

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30, 2009			Three Months Ended June 27, 2009
(in millions)	As reported	Adjustments	As restated	As reported	Adjustments	As restated
NET SALES	$209.3	$(5.3)	$204.0	$200.3	$(4.9)	$195.4
COST OF SALES	150.8	(0.2)	150.6	145.8	(0.2)	145.6

GROSS PROFIT	58.5	(5.1)	53.4	54.5	(4.7)	49.8

OPERATING EXPENSES:
Selling, general and administrative expenses	36.6	—	36.6	35.3	0.1	35.4
Restructuring costs	3.0	—	3.0	6.8	—	6.8
Amortization of intangible assets	3.0	—	3.0	2.8	—	2.8
Loss on debt extinguishment	5.9	—	5.9	—	—	—
Acquisition related costs	0.7	—	0.7	—	—	—
Other operating expense, net	1.0	—	1.0	0.8	—	0.8

OPERATING INCOME	8.3	(5.1)	3.2	8.8	(4.8)	4.0

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(11.7)	—	(11.7)	(9.0)	—	(9.0)
Other income, net	(0.2)	—	(0.2)	1.5	—	1.5

(LOSS) INCOME BEFORE INCOME TAXES	(3.6)	(5.1)	(8.7)	1.3	(4.8)	(3.5)
PROVISION FOR INCOME TAXES	(0.5)	(2.0)	(2.5)	1.0	(1.8)	(0.8)

CONSOLIDATED NET (LOSS) INCOME	(3.1)	(3.1)	(6.2)	0.3	(3.0)	(2.7)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.8)	0.2	(0.6)	(0.8)	—	(0.8)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(3.9)	$(2.9)	$(6.8)	$(0.5)	$(3.0)	$(3.5)

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2009			Three Months Ended December 27, 2008
(in millions)	As reported	Adjustments	As restated	As reported	Adjustments	As restated
NET SALES	$207.0	$(2.4)	$204.6	$172.6	$(0.5)	$172.1
COST OF SALES	150.8	2.1	152.9	138.1	(0.1)	138.0

GROSS PROFIT	56.2	(4.5)	51.7	34.5	(0.4)	34.1

OPERATING EXPENSES:
Selling, general and administrative expenses	35.3	—	35.3	30.9	—	30.9
Restructuring costs	1.7	—	1.7	6.1	—	6.1
Amortization of intangible assets	2.9	—	2.9	3.4	—	3.4
Impairment of goodwill	14.4	—	14.4	—	—	—
Other operating expense, net	0.5	—	0.5	0.9	—	0.9

OPERATING INCOME (LOSS)	1.4	(4.5)	(3.1)	(6.8)	(0.4)	(7.2)

NON-OPERATING EXPENSE:
Interest expense, net	(9.6)	—	(9.6)	(10.5)	—	(10.5)
Other expense, net	(0.2)	—	(0.2)	(0.5)	—	(0.5)

LOSS BEFORE INCOME TAXES	(8.4)	(4.5)	(12.9)	(17.8)	(0.4)	(18.2)
PROVISION (BENEFIT) FOR INCOME TAXES	1.9	(3.4)	(1.5)	(4.5)	0.4	(4.1)

CONSOLIDATED NET LOSS	(10.3)	(1.1)	(11.4)	(13.3)	(0.8)	(14.1)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.6)	—	(0.6)	(0.7)	—	(0.7)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(10.9)	$(1.1)	$(12.0)	$(14.0)	$(0.8)	$(14.8)

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30, 2008			Three Months Ended June 28, 2008
(in millions)	As reported	Adjustments	As restated	As reported	Adjustments	As restated
NET SALES	$206.0	$(1.2)	$204.8	$206.3	$(3.5)	$202.8
COST OF SALES	152.1	—	152.1	151.5	0.7	152.2

GROSS PROFIT	53.9	(1.2)	52.7	54.8	(4.2)	50.6

OPERATING EXPENSES:
Selling, general and administrative expenses	34.4	—	34.4	33.4	—	33.4
Restructuring costs	0.8	—	0.8	1.3	—	1.3
Amortization of intangible assets	3.6	—	3.6	3.6	—	3.6
Other operating expense, net	0.6	—	0.6	0.7	—	0.7

OPERATING INCOME	14.5	(1.2)	13.3	15.8	(4.2)	11.6

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(10.0)	—	(10.0)	(9.8)	—	(9.8)
Other income, net	0.1	—	0.1	0.3	—	0.3

INCOME BEFORE INCOME TAXES	4.6	(1.2)	3.4	6.3	(4.2)	2.1
PROVISION FOR INCOME TAXES	1.1	(0.2)	0.9	2.2	(0.9)	1.3

CONSOLIDATED NET INCOME (LOSS)	3.5	(1.0)	2.5	4.1	(3.3)	0.8
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.7)	—	(0.7)	(0.4)	—	(0.4)

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$2.8	$(1.0)	$1.8	$3.7	$(3.3)	$0.4

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RETROSPECTIVE ADOPTION OF NEW ACCOUNTING PRINCIPLES

In October 2009, the FASB amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. In the fourth quarter of fiscal 2010, the Company adopted the new accounting principles on a retrospective basis. This resulted in the revision of the financial data for the years ended March 31, 2007, 2008 and 2009. See Note 1 and Note 2 for a detailed description of the retrospective application of these changes. The following tables present the effects of the retrospective adoption of the new accounting principles on the Company’s previously reported quarterly financial information for the years ended March 31, 2008, 2009 and 2010 after giving effect to the restatement discussed elsewhere in this Annual Report on Form 10-K/A. The tables do not reflect the restatement adjustments discussed above:

	Three Months Ended December 26, 2009			Three Months Ended September 30, 2009
(in millions)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
NET SALES	$140.4	$55.2	$195.6	$153.3	$56.0	$209.3
COST OF SALES	112.1	31.2	143.3	120.8	30.0	150.8

GROSS PROFIT	28.3	24.0	52.3	32.5	26.0	58.5

OPERATING EXPENSES:
Selling, general and administrative expenses	38.0	—	38.0	36.6	—	36.6
Restructuring costs	8.9	—	8.9	3.0	—	3.0
Amortization of intangible assets	3.1	—	3.1	3.0	—	3.0
Loss on debt extinguishment	—	—	—	5.9	—	5.9
Acquisition-related costs	0.3	—	0.3	0.7	—	0.7
Other operating expense, net	0.7	—	0.7	1.0	—	1.0

OPERATING (LOSS) INCOME	(22.7)	24.0	1.3	(17.7)	26.0	8.3

NON-OPERATING EXPENSE:
Interest expense, net	(11.0)	—	(11.0)	(11.7)	—	(11.7)
Other expense, net	—	—	—	(0.2)	—	(0.2)

LOSS BEFORE INCOME TAXES	(33.7)	24.0	(9.7)	(29.6)	26.0	(3.6)
(BENEFIT) PROVISION FOR INCOME TAXES	(9.5)	9.7	0.2	(11.0)	10.5	(0.5)

CONSOLIDATED NET LOSS	(24.2)	14.3	(9.9)	(18.6)	15.5	(3.1)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.4)	—	(0.4)	(0.8)	—	(0.8)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(24.6)	$14.3	$(10.3)	$(19.4)	$15.5	$(3.9)

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 27, 2009
(in millions)	As Reported	Adjustments	As Revised
NET SALES	$145.0	$55.3	$200.3
COST OF SALES	114.9	30.9	145.8

GROSS PROFIT	30.1	24.4	54.5

OPERATING EXPENSES:
Selling, general and administrative expenses	35.3	—	35.3
Restructuring costs	6.8	—	6.8
Amortization of intangible assets	2.8	—	2.8
Other operating expense, net	0.8	—	0.8

OPERATING (LOSS) INCOME	(15.6)	24.4	8.8

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(9.0)	—	(9.0)
Other income, net	1.5	—	1.5

(LOSS) INCOME BEFORE INCOME TAXES	(23.1)	24.4	1.3
(BENEFIT) PROVISION FOR INCOME TAXES	(8.8)	9.8	1.0

CONSOLIDATED NET (LOSS) INCOME	(14.3)	14.6	0.3
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.8)	—	(0.8)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(15.1)	$14.6	$(0.5)

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2009			Three Months Ended December 27, 2008
(in millions)	As reported	Adjustments	As revised	As reported	Adjustments	As revised
NET SALES	169.0	38.0	$207.0	$140.4	32.2	$172.6
COST OF SALES	129.9	20.9	150.8	119.2	18.9	138.1

GROSS PROFIT	39.1	17.1	56.2	21.2	13.3	34.5

OPERATING EXPENSES:
Selling, general and administrative expenses	35.3	—	35.3	30.9	—	30.9
Restructuring costs	1.7	—	1.7	6.1	—	6.1
Amortization of intangible assets	2.9	—	2.9	3.4	—	3.4
Impairment of goodwill	14.4	—	14.4	—	—	—
Other operating expense, net	0.5	—	0.5	0.9	—	0.9

OPERATING (LOSS) INCOME	(15.7)	17.1	1.4	(20.1)	13.3	(6.8)

NON-OPERATING EXPENSE:
Interest expense, net	(9.6)	—	(9.6)	(10.5)	—	(10.5)
Other expense, net	(0.2)	—	(0.2)	(0.5)	—	(0.5)

LOSS BEFORE INCOME TAXES	(25.5)	17.1	(8.4)	(31.1)	13.3	(17.8)
(BENEFIT) PROVISION FOR INCOME TAXES	(7.4)	9.3	1.9	(8.8)	4.3	(4.5)

CONSOLIDATED NET LOSS	(18.1)	7.8	(10.3)	(22.3)	9.0	(13.3)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.6)	—	(0.6)	(0.7)	—	(0.7)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(18.7)	$7.8	$(10.9)	$(23.0)	$9.0	$(14.0)

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30, 2008			Three Months Ended June 28, 2008
(in millions)	As reported	Adjustments	As revised	As reported	Adjustments	As revised
NET SALES	$176.2	$29.8	$206.0	$185.1	$21.2	$206.3
COST OF SALES	134.8	17.3	152.1	139.5	12.0	151.5

GROSS PROFIT	41.4	12.5	53.9	45.6	9.2	54.8

OPERATING EXPENSES:
Selling, general and administrative expenses	34.4	—	34.4	33.4	—	33.4
Restructuring costs	0.8	—	0.8	1.3	—	1.3
Amortization of intangible assets	3.6	—	3.6	3.6	—	3.6
Other operating expense, net	0.6	—	0.6	0.7	—	0.7

OPERATING INCOME	2.0	12.5	14.5	6.6	9.2	15.8

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(10.0)	—	(10.0)	(9.8)	—	(9.8)
Other income, net	0.1	—	0.1	0.3	—	0.3

(LOSS) INCOME BEFORE INCOME TAXES	(7.9)	12.5	4.6	(2.9)	9.2	6.3
(BENEFIT) PROVISION FOR INCOME TAXES	(2.9)	4.0	1.1	(0.8)	3.0	2.2

CONSOLIDATED NET (LOSS) INCOME	(5.0)	8.5	3.5	(2.1)	6.2	4.1
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.7)	—	(0.7)	(0.4)	—	(0.4)

NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$(5.7)	8.5	2.8	$(2.5)	6.2	3.7

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	Three Months Ended March 31, 2008			Three Months Ended December 29, 2007
	As reported	Adjustments	As revised	As reported	Adjustments	As revised
NET SALES	$184.8	$19.4	$204.2	$162.2	5.6	$167.8
COST OF SALES	132.1	16.4	148.5	121.0	6.4	127.4

GROSS PROFIT	52.7	3.0	55.7	41.2	(0.8)	40.4

OPERATING EXPENSES:
Selling, general and administrative expenses	31.7	—	31.7	31.1	—	31.1
Restructuring costs	4.5	—	4.5	1.0	—	1.0
Amortization of intangible assets	3.5	—	3.5	5.2	—	5.2
Other operating expense, net	0.8	—	0.8	0.6	—	0.6

OPERATING INCOME	12.2	3.0	15.2	3.3	(0.8)	2.5

NON-OPERATING EXPENSE:
Interest expense, net	(10.4)	—	(10.4)	(10.3)	—	(10.3)
Other expense, net	(1.1)	—	(1.1)	(0.7)	—	(0.7)

INCOME (LOSS) BEFORE INCOME TAXES	0.7	3.0	3.7	(7.7)	(0.8)	(8.5)
PROVISION (BENEFIT) FOR INCOME TAXES	0.8	1.1	1.9	(2.9)	(0.2)	(3.1)

CONSOLIDATED NET (LOSS) INCOME	(0.1)	1.9	1.8	(4.8)	(0.6)	(5.4)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.5)	—	(0.5)	(0.2)	—	(0.2)

NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$(0.6)	$1.9	$1.3	$(5.0)	$(0.6)	$(5.6)

SENSUS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	Three Months Ended September 30, 2007			Three Months Ended June 30, 2007
	As reported	Adjustments	As revised	As reported	Adjustments	As revised
NET SALES	$176.2	$2.5	$178.7	$171.0	$0.3	$171.3
COST OF SALES	129.6	2.3	131.9	127.6	(0.3)	127.3

GROSS PROFIT	46.6	0.2	46.8	43.4	0.6	44.0

OPERATING EXPENSES:
Selling, general and administrative expenses	30.0	—	30.0	28.7	—	28.7
Restructuring costs	0.9	—	0.9	0.6	—	0.6
Amortization of intangible assets	5.5	—	5.5	5.5	—	5.5
Other operating expense, net	0.4	—	0.4	0.5	—	0.5

OPERATING INCOME	9.8	0.2	10.0	8.1	0.6	8.7

NON-OPERATING EXPENSE:
Interest expense, net	(10.5)	—	(10.5)	(10.6)	—	(10.6)
Other expense, net	(0.5)	—	(0.5)	(0.1)	—	(0.1)

LOSS BEFORE INCOME TAXES	(1.2)	0.2	(1.0)	(2.6)	0.6	(2.0)
PROVISION (BENEFIT) FOR INCOME TAXES	0.3	0.1	0.4	(0.8)	0.2	(0.6)

CONSOLIDATED NET LOSS	(1.5)	0.1	(1.4)	(1.8)	0.4	(1.4)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.5)	—	(0.5)	(0.7)	—	(0.7)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(2.0)	$0.1	$(1.9)	$(2.5)	$0.4	$(2.1)

22.	SUBSEQUENT EVENT

On December 17, 2010, Sensus (Bermuda 1), Ltd. made a capital contribution of $35 million to the Company to (I) finance the final payment of $12.8 million for the acquisition of the remaining 40% non controlling interest held by Yangzhou Runlin Investment Co., Ltd. in our Chinese joint venture, and (II) pay down approximately $22 million of our revolving credit facilities to provide additional capacity for letters of credit to support growth requirements and to increase our availability thereunder.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent accountants on accounting methods and financial disclosures for the years ended March 31, 2010, 2009 and 2008.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 15d-15(e) under the Exchange Act promulgated thereunder, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K/A. In our Annual Reports on Form 10-K for the fiscal years ended March 31, 2010 and 2009, originally filed on May 10, 2010 and May 14, 2009, respectively, our management, with the participation of our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2010 and 2009. In connection with our decision to restate our consolidated financial statements for the years ended March 31, 2010 and 2009, as described in “Explanatory Note” immediately preceding Item 1 of this Annual Report on Form 10-K/A and Note 2, “Restatement of Previously Reported Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K/A, our management, including our CEO and CFO, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of March 31, 2010 and 2009 as a result of the material weaknesses, significant deficiencies and deficiencies in our internal control over financial reporting as discussed below.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.

In our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, originally filed on May 10, 2010, and our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, originally filed on May 14, 2009, our management, with the participation of our CEO and CFO, concluded that our internal control over financial reporting was effective as of March 31, 2010 and 2009, respectively. However, as a result of the internal review conducted by the Company and the identification of accounting errors in prior periods during the course of the internal review as discussed elsewhere in this Annual Report on Form 10-K/A, management has revised its earlier assessments and has now concluded that the Company’s internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP as of March 31, 2010 and 2009. Accordingly, management has restated its report on internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s reassessment of our internal control over financial reporting described above, management has identified material weaknesses as of March 31, 2010 and 2009.

Specifically, management has determined that there was not an effective control environment in place over the evaluation of, and effective technical accounting involving the execution of, the Company’s revenue recognition practices with respect to certain long-term AMI contracts that include multiple deliverables. The Company identified three primary causes of the errors, each of which resulted in the premature recognition of revenue within certain contracts. First, there was a failure to appropriately evaluate service level agreements and other performance obligations within certain contracts, which, if considered, would have required the deferral of revenue until such obligations were satisfied. This error resulted in the improper timing of revenue recognition of $11.1 million and $2.5 million in fiscal 2010 and 2009, respectively. Second, the Company improperly recognized revenue under certain contracts in which the revenue was contingent on the delivery of future products and/or services. This error resulted in the Company prematurely recognizing $3.6 million and $3.9 million of revenue in fiscal 2010 and 2009, respectively. Third, the Company failed to take into consideration certain contract commitments, up-grades, pre-billing and other undelivered elements. This error resulted in the Company prematurely recognizing $6.5 million of additional revenue in fiscal 2010 and $1.2 million of additional revenue that will be deferred in fiscal 2009.

The material weakness with regard to our evaluation of these contracts has ultimately resulted in the Company restating its financial statements for fiscal 2010 and 2009. This restatement resulted primarily from a correction in the timing of revenue recognition for affected contracts and products. The effect of this restatement to correct revenue recognition is a reduction in revenue and an increase in deferred revenue of $14.7 million and $7.6 million on our full-year fiscal 2010 and 2009 operating results and the year-end balance sheets, respectively.

Further, during the course of the internal review of revenue recognition and other accounting matters, management identified certain additional accounting errors principally relating to significant deficiencies and deficiencies affecting certain aspects of our financial closing process. The Company identified three principal causes of these accounting errors. First, a lack of review and monitoring of the asset base resulted in (1) a failure by the Company to timely write off the $1.4 million carrying value of a software application developed for internal use that was abandoned in fiscal 2010 and (2) the Company recording prepaid assets aggregating $0.9 million in fiscal 2010 for items that are required to be expensed under GAAP. Second, due to the absence of a comprehensive technical review process, the Company inappropriately recognized a gain of $1.0 million relating to production related concessions from a vendor during fiscal 2010 prior to realization. Third, the Company identified failures in its financial closing and period cut-off procedures, whereby the lack of appropriate controls over accounts payable cut-off resulted in an understatement of legal, recruitment and other expenses totaling $1.1 million in fiscal 2010. This combination of deficiencies taken together results in a second material weakness in the Company’s internal control over financial reporting. Adjustments due to this material weakness total $4.4 million of additional expenses recorded in the Company’s consolidated financial results for fiscal 2010.

In summary, the Company did not maintain adequate and effective internal control activities and oversight in the area of financial reporting, and there was an inability to effectively complete the financial closing process. Specifically, the Company did not have sufficient processes and personnel with sufficient technical expertise in the area of revenue recognition accounting to provide adequate review and control with respect to accounting for several matters resulting from the provisions and performance of certain customer contracts. Additionally, the Company lacked a sufficient and effective control environment at the corporate level and operating level that ultimately led to a failure to identify and record certain business transactions on a timely basis. Corporate entity level controls and executive oversight were ineffective to prevent misstatement in the financial results.

In light of the material weaknesses described above, management performed additional analysis and other post-closing procedures to ensure that the Company’s restated financial statements have been prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A fairly present, in all material respects, the Company’s financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

This Annual Report on Form 10-K/A does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal controls over financial reporting were not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K/A.

Remediation of Material Weaknesses

Since the Company has not yet completed all of its planned remediation activities, no assurance can be given that the material weaknesses that exist in the Company’s internal controls over financial reporting have been sufficiently remediated as of the date of this filing, nor can any definite assurance be given as to when and in which period the material weaknesses might be effectively remediated. Management is working closely with the Audit Committee to monitor the ongoing remediation of the material weaknesses described above.

To address the material weakness in internal controls related to revenue recognition, new processes and controls are being planned or have now been implemented. Among other control enhancements, a complete review of all contracts to verify compliance with applicable revenue recognition accounting rules has been undertaken. We have also added new personnel to assist in contract negotiations and help identify all material issues at the time contracts are executed.

To address the material weakness in internal controls related to financial reporting, new processes and controls are being planned or have now been implemented that include enhancements to the financial statement closing process. The Company is implementing sufficient controls to verify all material journal entries have been initiated, authorized, and processed on a timely basis. In addition, an updated set of formal policies and procedures will be completed that cover all material aspects of the financial closing process, including timely, effective period-end cut-off and reconciliation procedures.

We anticipate these actions will improve our internal control over financial reporting and will address the related material weaknesses and other deficiencies identified. However, because the institutionalization of the internal control process requires repeatable process execution, and because these controls rely extensively on manual review and approval, for the successful execution of these controls, several reporting periods may be required before management is able to conclude definitively that the material weaknesses have been fully remediated.

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

Changes in Internal Control over Financial Reporting

We did not effect any change in our internal controls over financial reporting during the period covered by this Annual Report on Form 10-K/A that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

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

The Committee determines on an annual basis whether Mr. Mainz’s base salary should be increased and, if so, the amount of such increase. For fiscal 2010, Mr. Mainz’s base salary was $431,062. In addition, under the terms of his employment agreement, Mr. Mainz is eligible to receive discretionary bonuses pursuant to the Incentive Plan of 50% of his base salary. Mr. Mainz received an incentive payment in fiscal 2010 of $123,357. With respect to the portion of Mr. Mainz’s compensation that was paid in euros, all dollar amounts provided above were determined based on the average exchange rate of euros to U.S. dollars for fiscal 2010, which was approximately€1.00/$1.41.

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

Compensation Committee Report

The Compensation Committee of the Board of Directors oversees the Company’s compensation program on behalf of the Board of Directors. The Committee has reviewed and discussed with the Company’s management the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K/A. Based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A filed with the SEC.

Compensation Committee

Thomas H. Quinn

Jonathan F. Boucher

Nicole Agnew

H. Russel Lemcke

Summary Compensation Table

The following table provides information regarding the compensation of the Company’s CEO, CFO and our other NEOs, who were serving as such during and at the end of fiscal 2010. All dollar amounts are rounded to the nearest dollar.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Peter Mainz (4),(5)	2010	431,062	—	—	123,357	223,192	23,853	801,464
Chief Executive Officer & President	2009	402,111	—	17,947	—	44,424	27,152	491,634
	2008	364,984	—	—	—	50,714	23,897	439,595
Jeffrey J. Kyle (6)	2010	278,754	—	33,500	27,500	—	194,964	534,718
Chief Financial Officer	2009	86,556	—	39,442	—	—	118,721	244,719
Colin Flannery	2010	272,502	—	—	55,158	—	25,030	352,690
Vice President and General Counsel	2009	266,877	—	8,973	—	—	28,478	304,328
	2008	255,633	—	6,189	—	—	34,105	295,927
José Hernandez (5),(7),(8)	2010	373,208	—	—	—	181,819	15,840	570,867
Executive Vice President, Global Water & Heat	2009	336,804	—	12,191	128,302	(37,447)	15,529	455,379
	2008	369,865	38,652	—	125,202	98,320	33,799	665,838
William T. Yeates (9)	2010	331,257	—	11,217	105,888	—	17,393	465,755
Executive Vice President, Conservation Solutions	2009	243,756	—	39,217	—	—	314,523	597,496

(1)	Awards of stock options to purchase Class B common shares of Bermuda 1 under the Stock Option Plan. For additional information on all assumptions made in the valuation of stock options, see Note 15 under “Notes of Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K/A.
(2)	Awards under the Incentive Plan. Awards are made by May of the applicable fiscal year and paid by July of the next fiscal year.
(3)	See “All Other Compensation” below for full details.
(4)	With respect to the portion of Mr. Mainz’s compensation that was paid in euros, all dollar amounts provided in the table above for fiscal 2008, 2009 and 2010 were determined based on the average exchange rate of euros to U.S. dollars during the applicable fiscal year, which was approximately €1.00/$1.41 for fiscal 2008, €1.00/$1.30 for fiscal 2009 and €1.00/$1.41 for fiscal 2010.
(5)	The change in pension value for each of Messrs. Mainz and Hernandez for fiscal 2008 is based on pension values at March 31, 2007 of $270,393 and $167,124, respectively, and pension values at March 31, 2008 of $321,107 and $265,444, respectively. The change in pension value for each of Messrs. Mainz and Hernandez for fiscal 2009 is based on pension values at March 31, 2008 of $321,107 and $265,444, respectively, and pension values at March 31, 2009 of $365,531 and $227,997, respectively. The change in pension value for each of Messrs. Mainz and Hernandez for fiscal 2010 is based on pension values at March 31, 2009 of $365,531 and $227,997, respectively, and the amount disclosed in the Pension Benefits table below. The significant increase in the change in pension value for each of Messrs. Mainz and Hernandez in fiscal year 2010 resulted principally from changes in both the discount rate and the foreign exchange rate. See Note 12 under “Notes of Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K/A.
(6)	On December 8, 2008, the Company announced the appointment of Mr. Kyle to serve as the Company’s Chief Financial Officer, effective December 8, 2008. Because Mr. Kyle was hired in fiscal 2009, he did not receive any compensation from the Company in fiscal 2008.
(7)	On January 31, 2008, the Company announced the appointment of Mr. Hernandez to Vice President, Global Water & Heat, a newly formed business unit. In connection with his promotion, the Company approved a one-time bonus in fiscal 2008 for Mr. Hernandez in the amount of $38,652, as reflected in the table above.

(8)	With respect to the portion of Mr. Hernandez’s compensation that was paid in euros, all dollar amounts provided in the table above for fiscal 2008, 2009 and 2010 were determined based on the average exchange rate of euros to U.S. dollars during the applicable fiscal year, which was approximately€1.00/$1.41 for fiscal 2008, €1.00/$1.30 for fiscal 2009 and €1.00/$1.41 for fiscal year 2010, except with respect to Mr. Hernandez’s one-time bonus in fiscal 2008, which was based on the exchange rate at the time of payment of €1.00/$1.49, Mr. Hernandez’s non-equity incentive plan award in fiscal 2008, which was based on the exchange rate at the time of payment of €1.00/$1.34, and Mr. Hernandez’s non-equity incentive plan award in fiscal 2009, which was based on the exchange rate at the time of payment of €1.00/$1.58.
(9)	On July 1, 2008, the Company appointed Mr. Yeates to the position of Vice President, AMI & Electric. Because Mr. Yeates was hired in fiscal 2009, he did not receive any compensation from the Company in fiscal 2008.

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

Pension Benefits

The following table discloses the actuarial present value of the accrued benefits to Messrs. Mainz and Hernandez under the German Pension and Messrs. Mainz’s and Hernandez’s years of credited service under the German Pension. See “2010 Executive Compensation Components—Welfare and retirement benefits.” No other NEOs are entitled to receive pension benefits from the Company. With respect to the calculation of the actuarial present value of the accrued benefits to Messrs. Mainz and Hernandez under the German Pension, the exchange rate for the conversion of amounts denominated in euros to U.S. dollars on March 31, 2010 was approximately €1.00/$1.41. The actuarial present value of the accrued benefits to Messrs. Mainz and Hernandez under the German Pension at March 31, 2009 was $365,531 and $227,997, respectively. The significant increase the actuarial present value of the accrued benefits at March 31, 2010 as shown in the following table resulted principally from changes in both the discount rate and the foreign exchange rate. For additional information on the valuation method and all material assumptions applied in quantifying the present value of accumulated benefit, see Note 12 under “Notes of Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K/A. All dollar amounts are rounded to the nearest dollar.

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

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation	Total ($)
Louis J. D’Ambrosio (2), (3)	25,000	13,500	—	38,500
Daniel W. Harness (4)	—	—	305,866	305,866
Bryan Kelln	30,000	—	—	30,000
H. Russel Lemcke	30,000	—	—	30,000
Eugene McGrath (2), (3)	25,000	13,500	—	38,500
J. Jack Watson	30,000	—	—	30,000

(1)	Awards of stock options to purchase Class B common shares of Bermuda 1 under the Stock Option Plan granted in fiscal 2010. For additional information on all assumptions made in the valuation of stock options, see Note 15 under “Notes of Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K/A.
(2)	Messrs. D’Ambrosio and McGrath were elected to serve as directors of the Company in fiscal 2010. Mr. McGrath was elected on October 22, 2009 and accepted the invitation on January 4, 2010 after receiving the approval of the Federal Energy Regulatory Commission. Mr. D’Ambrosio was elected on January 15, 2010. The total fees earned or paid in cash to each of Messrs. D’Ambrosio and McGrath in fiscal 2010 consisted of $12,500 with respect to a pro-rata portion of their annual retainer fees and $12,500 with respect to meeting fees, as reflected in the table above.
(3)	In connection with their service as an Outside Directors, each of Messrs. D’Ambrosio and McGrath received a grant of options in the amount of 10,000 shares of Bermuda 1 Class B common stock. These options are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the options may accelerate upon the occurrence of certain stated liquidity events. The options have an exercise price of $6.00 per share and were made in accordance with and subject to the terms and conditions of the Stock Option Plan. No other options were outstanding as of March 31, 2010 in the name of Mr. D’Ambrosio or Mr. McGrath.
(4)	On April 24, 2008, Mr. Harness retired as the Chief Executive Officer & President of the Company and was appointed as the non-executive Vice Chairman of the Board of Directors of the Company. Mr. Harness continues to provide services to the Company in a consulting capacity pursuant to the terms of his consulting agreement. Although Mr. Harness was not separately compensated for his services as a director in fiscal 2010, Mr. Harness received the following compensation and benefits from the Company in fiscal 2010, as reflected in the table above, for his services as a consultant to the Company in accordance with the terms of his consulting agreement: (i) consulting fees of $297,501; (ii) payments in the amount of $6,116 in respect of a Company-leased vehicle through June 30, 2009; and (iii) payments in the amount of $2,249 in respect of coverage under the Company’s group medical and dental plans available to senior executives through June 30, 2009.

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

The Jordan Company, L.P. provides certain advisory and consulting services to the Company pursuant to a management services agreement. Fees paid to The Jordan Company, L.P. under this agreement were $4.2 million in fiscal 2010. Fees paid to GS Capital Markets, which is an affiliate of Goldman, Sachs & Co., for the Company’s debt refinancing were $1.7 million. See “Certain Relationships and Related Transactions, and Director Independence” in Item 13 of this Annual Report on Form 10-K/A.

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

On July 19, 2007, the Company’s Board of Directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”) as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option agreement. The Option Plan provides for the issuance of stock options to employees, officers, directors and consultants of the Company. As a result of an amendment to the Option Plan that was adopted by the Company’s Board of Directors on October 21, 2009, a total of 2,000,000 shares of Sensus 1 Class B common stock are available for issuance upon exercise of options granted pursuant to the Option Plan. Of this amount, 370,000 are outstanding with an exercise price of $5.50, and 666,500 are outstanding with an exercise price of $6.00. For additional information regarding the Option Plan, see “Compensation Discussion and Analysis—Long-term incentive compensation” in Item 11 of the Annual Report on Form 10-K/A. The following table provides information about the Option Plan as of March 31, 2010.

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

(a) The financial statements filed as part of this report are included in Item 8, “Financial Statements and Supplementary Data” in this 2010 Annual Report on Form 10-K/A, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Stockholder’s Equity” and “Consolidated Statements of Cash Flows.” Financial statement schedules are omitted because the information required in these schedules is included in the “Notes to Consolidated Financial Statements.”

(b) A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sensus (Bermuda 2) Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on December 17, 2010.

SENSUS (BERMUDA 2) LTD.

By:	/s/ Peter Mainz Peter Mainz Chief Executive Officer & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sensus (Bermuda 2) Ltd. and in the capacities indicated on December 17, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sensus USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on December 17, 2010.

SENSUS USA INC.

By:	/s/ Peter Mainz Peter Mainz Chief Executive Officer & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sensus USA Inc. and in the capacities indicated on December 17, 2010.

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

No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Sensus Metering Systems Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Sensus USA Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2009).

3.3	By-Laws of Sensus Metering Systems Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 filed on March 16, 2004).

3.4	Amendment to the By-Laws of Sensus USA Inc. (incorporated by reference to Exhibit 3. 2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

3.5	Memorandum of Association of Company Limited by Shares of Sensus (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 filed on March 16, 2004).

3.6	Certificate of Incorporation of Sensus (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 filed on March 16, 2004).

3.7	Certificate of Incorporation on Change of Name of Sensus (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2009).

3.8	Bye-Laws of Sensus (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.9	Amendment to the Bye-Laws of Sensus (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

4.1	Indenture, dated as of December 17, 2003, between Sensus Metering Systems Inc., Sensus (Bermuda 2) Ltd., the Subsidiary Guarantors defined therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed on March 16, 2004).

4.2	Form of Senior Subordinated Note due 2013 (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 filed on March 16, 2004).

4.3	Registration Rights Agreement, dated as of December 17, 2003, between Sensus Metering Systems Inc., Sensus (Bermuda 2) Ltd., M&FC Holding LLC, Invensys Metering Headquarters Corporation, Smith-Blair Inc., Invensys Metering Systems—North America Inc., Invensys Precision Die Casting Inc., Sensus Metering Systems IP Holdings, Inc. and Credit Suisse First Boston Corporation and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 filed on March 16, 2004).

Exhibit No.	Description
10.1	Credit Agreement, dated as of December 17, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.A.R.L., Sensus (Bermuda 2) Ltd., the lenders party thereto, Credit Suisse First Boston Corporation, as Administrative Agent, Credit Suisse First Boston Corporation and Goldman Sachs Credit Partners L.P., as Joint Bookrunners and Joint Lead Arrangers, Goldman Sachs Credit Partners L.P., as Syndication Agent and National City Bank, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.2	U.S. Guarantee and Collateral Agreement, dated as of December 17, 2003, among Sensus Metering Systems Inc., Sensus (Bermuda 2) Ltd., the Subsidiaries of Sensus Metering Systems Inc. identified therein, and Credit Suisse First Boston, as U.S. Collateral Agent (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 filed on March 16, 2004).

10.3	European Guarantee Agreement, dated as of December 17, 2003, among Sensus Metering Systems (Luxco 2) S.AR.L., Sensus Metering Systems (Bermuda 3) Ltd., Sensus Metering Systems (Luxco 1) S.AR.L., the Subsidiaries of Sensus Metering Systems (Luxco 2) S.AR.L. identified therein, and Credit Suisse First Boston, as European Collateral Agent (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 filed on March 16, 2004).

10.4	Pledge Agreement, dated December 17, 2003, among Sensus Metering Systems (Luxco 3) S.AR.L. and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Sensus Metering Systems France Holdings (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 filed on March 16, 2004).

10.5	Pledge Agreement, dated December 17, 2003, among Sensus Metering Systems France Holdings and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Financiere Pollux (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 filed on March 16, 2004).

10.6	Pledge Agreement, dated December 17, 2003, among Financiere Pollux and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Invensys Metering Systems SAS (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 filed on March 16, 2004).

10.7	Shareholders Agreement, dated as of December 17, 2003, by and among Sensus (Bermuda 1) Ltd., The Resolute SIE, L.P., The Resolute Fund Netherlands PV I, L.P., The Resolute Fund Netherlands PV II, L.P., The Resolute Fund NQP, L.P., The Resolute Fund Singapore PV, L.P., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., and Goldman Sachs Direct Investment Fund 2000, L.P. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 filed on March 16, 2004).

10.8	Management Subscription and Shareholders Agreement, dated March 5, 2004, by and among Sensus (Bermuda 1) Ltd. and the persons named therein (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 filed on March 16, 2004).

10.9*	Employment and Non-Interference Agreement, dated December 17, 2003, by and between Peter Mainz and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 filed on March 16, 2004).

10.10*	Restricted Share Plan of Sensus (Bermuda 1) Ltd. (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 filed on March 16, 2004).

10.11*	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 filed on March 16, 2004).

Exhibit No.	Description
10.12	Consultant Subscription and Shareholder Agreement, dated March 5, 2004, by and among Sensus (Bermuda 1) Ltd. and the person named therein (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-4 filed on March 16, 2004).

10.13	The Jordan Company, L.P. Management Consulting Agreement, dated December 17, 2003, by and among The Jordan Company, L.P., Sensus Metering Systems Inc. and its direct and indirect subsidiaries party thereto (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-4 filed on March 16, 2004).

10.14	Letter Agreement, dated December 17, 2003, among The Jordan Company, L.P., Sensus Metering Systems Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 filed on March 16, 2004).

10.15	Purchase Agreement, dated December 11, 2003, among Sensus Metering Systems Inc., Sensus (Bermuda 2) Ltd. and the Purchasers named therein (incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.16	Stock Purchase Agreement, dated October 21, 2003, by and among the sellers identified therein, Invensys plc and IMS Meters Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.17	Amendment No. 1 to Stock Purchase Agreement, dated December 17, 2003 (incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-4 filed on March 16, 2004).

10.18	Amendment No. 1 to the Credit Agreement, dated October 14, 2004, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.AR.L., Sensus (Bermuda 2) Ltd., the Lenders and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2004 (filed on October 18, 2004)).

10.19	Amendment No. 2 and Agreement to the Credit Agreement, dated May 12, 2006, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.AR.L., Sensus (Bermuda 2) Ltd., the Lenders and Credit Suisse (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2006 (filed on May 17, 2006)).

10.20	Amendment No. 3 and Agreement, dated as of July 23, 2009, among Sensus USA Inc., Sensus Metering Systems (Luxco 2) S.AR.L, Sensus (Bermuda 2) Ltd., the Lenders, Credit Suisse, Goldman Sachs Credit Partners L.P., Deutsche Bank AG, Royal Bank of Canada and Bank of Montreal (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2009).

10.21	Asset Purchase Agreement, date June 2, 2006, by and between Sensus Metering Systems Inc. and Advanced Metering Data Systems, L.L.C. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

10.22*	Contract of Employment for Signing Managers, effective December 1, 2004, between IMS Holdings GMBH and José Hernandez (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).

10.23*	North America Executive Employee Vehicle Policy of Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

10.24*	Sensus Metering Systems 2007 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 21, 2009 (filed on October 27, 2009)).

Exhibit No.	Description
10.25*	Sensus Metering Systems Form of Nonqualified Stock Option Grant for Officers, Employees and Employee Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.26*	Employment Offer Letter, dated December 5, 2006, by and between Colin Flannery and Sensus Metering Systems (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

10.27*	Consulting Agreement, effective as of April 24, 2008, between Dan Harness and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A dated April 24, 2008 (filed on June 16, 2008)).

10.28*	Sensus Management Incentive Plan for the Fiscal Year 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2009).

10.29*	Employment and Non-Interference Agreement, dated July 1, 2008, by and between William T. Yeates and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

10.30*	Relocation Payback Agreement, dated June 5, 2008, by and between William T. Yeates and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

10.31*	Employment and Non-Interference Agreement, dated December 8, 2008, by and between Jeffery J. Kyle and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 8, 2008 (filed on December 8, 2008)).

10.32*	Relocation Payback Agreement, dated February 16, 2010, by and between Jeffery J. Kyle and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

10.33*	Sensus U.S. Vehicle Fleet Policy, dated January 1, 2010. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

10.34*	Sensus Metering Systems Form of Nonqualified Stock Option Grant for Non-Employee Directors (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010).

21.1	Subsidiaries of Sensus (Bermuda 2) Ltd. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contracts and compensation plans.