Form 10-Q/A
period 2010-06-30
SENSUS USA INC; SENSUS (BERMUDA 2) LTD
filed 2010-12-20
CIK 1281223, 1281226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Part I—Financial Information

EXPLANATORY NOTE

Sensus (Bermuda 2) Ltd. and Sensus USA Inc. are filing this Amendment No. 1 (this “Amendment”) to their Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the Securities and Exchange Commission on August 3, 2010 (the “Form 10-Q”). This Amendment includes a restatement of the following previously filed consolidated financial statements and data (and related disclosures): (1) our consolidated balance sheet as of June 30, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal quarter then ended; (2) our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal quarter ended June 30, 2010, contained in Part I, Item 2 of this Quarterly Report on Form 10-Q/A; and (3) certain Notes to Consolidated Financial Statements in Part I, Item 1 this Quarterly Report on Form 10-Q/A.

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

The Company identified three primary causes of the errors, each of which resulted in the premature recognition of revenue within certain contracts. First, there was a failure to appropriately evaluate service level agreements and other performance obligations within certain contracts, which, if considered, would have required the deferral of revenue until such obligations were satisfied. This error resulted in the improper timing of revenue recognition of $2.1 million in the fiscal quarter ended June 30, 2010. Second, the Company improperly recognized revenue under certain contracts in which the revenue was contingent on the delivery of future products and/or services. Although this error had an impact on the Company’s consolidated financial statements for fiscal 2010 and 2009, it did not have any impact on revenue for the fiscal quarter ended June 30, 2010. Third, the Company failed to take into consideration certain contract commitments, upgrades, pre-billing and other undeliverable elements. This error resulted in the Company prematurely recognizing revenue in prior periods that now results in a gain of $1.0 million of additional revenue in the fiscal quarter ended June 30, 2010. See the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2010, as filed with the SEC on December 17, 2010. The effect of this restatement to correct the timing of revenue recognition for affected contracts and products is a reduction in revenue of $1.1 million on our operating results and the balance sheet for the fiscal quarter ended June 30, 2010.

Further, during the course of the internal review of revenue recognition and other accounting matters, management identified additional accounting errors relating to certain aspects of our fiscal 2010 financial year-end closing process. The Company identified three principal causes of these accounting errors. First, a lack of review and monitoring of the asset base resulted in (1) a failure by the Company to timely write off the $1.4 million carrying value of a software application developed for internal use that was abandoned in fiscal 2010 and (2) the Company recording prepaid assets aggregating $0.9 million in fiscal 2010 for items that are required to be expensed under GAAP. Although these errors resulted in a write-off of $2.3 million in fiscal 2010, they had no effect in the fiscal quarter ended June 30, 2010. Second, due to the absence of a comprehensive technical review process, the Company inappropriately recognized a gain of $1.0 million relating to production related concessions from a vendor during fiscal 2010 prior to realization. As the materials from the concessions are now being used, the reversal of this journal entry results in a decrease in expense of $0.1 million for the fiscal quarter ended June 30, 2010. Third, the Company identified failures in its financial closing and period cut-off procedures, whereby the lack of appropriate controls over accounts payable cut-off resulted in an understatement of legal, recruitment and other expenses. These expenses were initially booked in the current fiscal quarter and have now been reversed, thus resulting in a decrease in expense of $1.1 million in the fiscal quarter ended June 30, 2010. Adjustments due to these errors result in a $1.4 million reduction of expenses recorded in the Company’s consolidated financial results for the fiscal quarter ended June 30, 2010.

The following table summarizes the financial statement caption adjustments to our previously reported consolidated statement of operations impacting operating income for the fiscal quarter ended June 30, 2010 (in millions):

Net sales	$(1.1)
Cost of sales	0.5
Selling, general and administrative expenses	0.9

Effect on operating income	$0.3

For more information regarding the restatement, please refer to Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Note 2, “Restatement of Previously Reported Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements in Part I, Item 1; and Part I, Item 4, “Controls and Procedures.”

This Amendment sets forth the Form 10-Q in its entirety. However, this Amendment only amends and restates the Items described above, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Form 10-Q is amended hereby. This Quarterly Report on Form 10-Q/A continues to speak as of the dates described herein, and we have not updated the disclosures contained in this Quarterly Report on Form 10-Q/A to reflect any events that occurred subsequent to such dates. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to August 3, 2010, as information in such filings may update or supersede certain information contained in this Quarterly Report on Form 10-Q/A. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications by our principal executive officer and principal financial officer are included in this Amendment and apply to the Form 10-Q, as amended by this Amendment. The certifications of our principal executive officer and principal financial officer are attached to this Quarterly Report on Form 10-Q/A as Exhibits 31.1, 31.2, 32.1, respectively.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	June 30, 2010	March 31, 2010
	(As restated)
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31.2	$59.2
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.3 at June 30, 2010 and March 31, 2010	114.6	121.1
Other	1.0	1.9
Inventories, net	66.2	67.2
Prepayments and other current assets	12.3	12.2
Deferred income taxes	19.3	19.6
Deferred costs	5.2	4.3

Total current assets	249.8	285.5
Property, plant and equipment, net	131.2	134.9
Intangible assets, net	184.7	188.0
Goodwill	453.4	443.3
Deferred income taxes	15.8	15.8
Deferred costs	1.4	1.3
Other long-term assets	24.5	25.1

Total assets	$1,060.8	$1,093.9

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$82.5	$117.3
Accruals and other current liabilities	99.5	114.8
Current portion of long-term debt	15.7	22.7
Short-term borrowings	27.3	4.9
Income taxes payable	0.2	—
Restructuring accruals	8.6	12.9
Deferred revenue	35.5	34.3

Total current liabilities	269.3	306.9
Long-term debt, less current portion	437.9	438.3
Pensions	48.6	53.1
Deferred income taxes	81.6	81.7
Deferred revenue	4.3	4.8
Other long-term liabilities	36.8	28.6

Total liabilities	878.5	913.4
Commitments and Contingencies (Note 13)

STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	250.5	251.5
Accumulated deficit	(72.7)	(74.6)
Accumulated other comprehensive loss	(1.0)	(1.5)

Total stockholder’s equity	176.8	175.4

Noncontrolling interest	5.5	5.1

Total equity	182.3	180.5

Total liabilities and equity	$1,060.8	$1,093.9

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009
	(As restated)
NET SALES	$224.7	$195.4

COST OF SALES	161.6	145.6

GROSS PROFIT	63.1	49.8

OPERATING EXPENSES:
Selling, general and administrative expenses	41.8	35.4
Restructuring costs	1.0	6.8
Amortization of intangible assets	3.3	2.8
Other operating expense, net	1.0	0.8

OPERATING INCOME	16.0	4.0

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(11.3)	(9.0)
Other income, net	0.3	1.5

INCOME (LOSS) BEFORE INCOME TAXES	5.0	(3.5)

PROVISION (BENEFIT) FOR INCOME TAXES	2.6	(0.8)

CONSOLIDATED NET INCOME (LOSS)	2.4	(2.7)

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.5)	(0.8)

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$1.9	$(3.5)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(in millions)

(unaudited)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2010	$—	$251.5	$(74.6)	$(1.5)	$175.4	$5.1	$180.5
Equity adjustment from parent related to Rongtai acquisition	—	(1.0)	—	—	(1.0)	—	(1.0)
Other comprehensive income:
Net income	—	—	1.9	—	1.9	0.5	2.4
Unrealized gain on interest rate swaps, net of tax of $0.3 million	—	—	—	0.5	0.5	—	0.5

Total comprehensive income					2.4	0.5	2.9

Foreign currency translation adjustment related to noncontrolling interest	—	—	—	—	—	(0.1)	(0.1)

Restated Balance at June 30, 2010	$—	$250.5	$(72.7)	$(1.0)	$176.8	$5.5	$182.3

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009
	(As restated)
OPERATING ACTIVITIES:
Consolidated net income (loss)	$2.4	$(2.7)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	7.1	6.3
Amortization of intangible assets	3.3	2.8
Amortization of software development costs	1.3	1.7
Amortization of deferred financing costs	0.8	0.7
Net loss (gain) on foreign currency transactions	0.3	(1.0)
Changes in assets and liabilities used in operations:
Trade accounts receivable	3.4	3.3
Inventories	(0.8)	(0.5)
Other current assets	(1.6)	1.1
Accounts payable, accruals and other current liabilities	(49.7)	(10.8)
Income taxes payable	1.2	(2.9)
Deferred revenue less deferred costs primarily from long-term AMI electric and gas contracts	(0.2)	1.7
Other	(1.6)	(1.5)

Net cash used in operating activities	(34.1)	(1.8)

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(6.9)	(6.5)
Software development costs	(1.3)	(2.3)

Net cash used in investing activities	(8.2)	(8.8)

FINANCING ACTIVITIES:
Increase in short-term borrowings	22.4	—
Principal payments on debt	(7.4)	—

Net cash provided by financing activities	15.0	—
Effect of exchange rate changes on cash	(0.7)	0.6

DECREASE IN CASH AND CASH EQUIVALENTS	(28.0)	(10.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$59.2	$37.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31.2	$27.9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:
Interest	$17.1	$12.6

Income taxes, net of refunds	$1.3	$2.0

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (NOTE 3):

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

Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of the unaudited consolidated financial statements have been included, and the unaudited consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2010 and related notes thereto included in the Company’s Annual Report on Form 10-K/A as filed with the SEC.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2009, the Financial Accounting Standards Board (“ FASB”) issued new revenue recognition guidance for multiple deliverable revenue arrangements which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires that the arrangement consideration be allocated to each deliverable based on the relative selling price. Concurrently, the FASB issued guidance modifying the scope of software revenue guidance for arrangements that include software elements to exclude software that is sold with a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to the extent that observable inputs are not available, allowing for situations in which there is little, if any, market activity for an asset or liability.

For the current fiscal quarter, fair value measurements affect the Company’s contingent consideration and derivative instruments as disclosed in Note 3 “Acquisitions” and Note 6 “Financial Instruments”, respectively.

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

The Company identified three primary causes of the errors, each of which resulted in the premature recognition of revenue within certain contracts. First, there was a failure to appropriately evaluate service level agreements and other performance obligations within certain contracts, which, if considered, would have required the deferral of revenue until such obligations were satisfied. This error resulted in the improper timing of revenue recognition of $2.1 million in the fiscal quarter ended June 30, 2010. Second, the Company improperly recognized revenue under certain contracts in which the revenue was contingent on the delivery of future products and/or services. Although this error had an impact on the Company’s consolidated financial statements for fiscal 2010 and 2009, it did not have any impact on revenue for the fiscal quarter ended June 30, 2010. Third, the Company failed to take into consideration certain contract commitments, upgrades, pre-billing and other undeliverable elements. This error resulted in the Company prematurely recognizing revenue in prior periods that now results in a gain of $1.0 million of additional revenue in the fiscal quarter ended June 30, 2010. The effect of this restatement to correct the timing of revenue recognition for affected contracts and products is a reduction in revenue of $1.1 million on our operating results and the balance sheet for the fiscal quarter ended June 30, 2010.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Further, during the course of the internal review of revenue recognition and other accounting matters, management identified additional accounting errors relating to certain aspects of our fiscal 2010 financial year-end closing process. The Company identified three principal causes of these accounting errors. First, a lack of review and monitoring of the asset base resulted in (1) a failure by the Company to timely write off the $1.4 million carrying value of a software application developed for internal use that was abandoned in fiscal 2010 and (2) the Company recording prepaid assets aggregating $0.9 million in fiscal 2010 for items that are required to be expensed under GAAP. Although these errors resulted in a write-off of $2.3 million in fiscal 2010, they had no effect in the fiscal quarter ended June 30, 2010. Second, due to the absence of a comprehensive technical review process, the Company inappropriately recognized a gain of $1.0 million relating to production related concessions from a vendor during fiscal 2010 prior to realization. As the materials from the concessions are now being used, the reversal of this journal entry results in a decrease in expense of $0.1 million for the fiscal quarter ended June 30, 2010. Third, the Company identified failures in its financial closing and period cut-off procedures, whereby the lack of appropriate controls over accounts payable cut-off resulted in an understatement of legal, recruitment and other expenses. These expenses were initially booked in the current fiscal quarter and have now been reversed, thus resulting in a decrease in expense of $1.1 million in the fiscal quarter ended June 30, 2010. Adjustments due to these errors result in a $1.4 million reduction of expenses recorded in the Company’s consolidated financial results for the fiscal quarter ended June 30, 2010.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the effects of the restatement to the Company’s previously reported unaudited Consolidated Balance Sheet as of June 30, 2010 (in millions, except share amounts):

	June 30, 2010
	As reported	Adjustments	As restated
CURRENT ASSETS:
Cash and cash equivalents	$31.2	$—	$31.2
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.3	115.3	(0.7)	114.6
Other	1.0	—	1.0
Inventories, net	66.3	(0.1)	66.2
Prepayments and other current assets	13.8	(1.5)	12.3
Deferred income taxes	6.6	12.7	19.3
Deferred costs	6.1	(0.9)	5.2

Total current assets	240.3	9.5	249.8
Property, plant and equipment, net	132.6	(1.4)	131.2
Intangible assets, net	184.7	—	184.7
Goodwill	464.4	(11.0)	453.4
Deferred income taxes	16.4	(0.6)	15.8
Deferred costs	—	1.4	1.4
Other long-term assets	24.5	—	24.5

Total assets	$1,062.9	$(2.1)	$1,060.8

CURRENT LIABILITIES:
Accounts payable	$81.3	$1.2	$82.5
Accruals and other current liabilities	100.5	(1.0)	99.5
Current portion of long-term debt	15.7	—	15.7
Short-term borrowings	27.3	—	27.3
Income taxes payable	1.4	(1.2)	0.2
Restructuring accruals	8.6	—	8.6
Deferred revenue	11.6	23.9	35.5

Total current liabilities	246.4	22.9	269.3
Long-term debt, less current portion	437.9	—	437.9
Pensions	48.6	—	48.6
Deferred income taxes	84.4	(2.8)	81.6
Deferred revenue	2.3	2.0	4.3
Other long-term liabilities	40.8	(4.0)	36.8

Total liabilities	860.4	18.1	878.5
Commitments and Contingencies

STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—	—
Paid-in capital	250.7	(0.2)	250.5
Accumulated deficit	(52.7)	(20.0)	(72.7)
Accumulated other comprehensive loss	(1.0)	—	(1.0)

Total stockholder’s equity	197.0	(20.2)	176.8

Noncontrolling interest	5.5	—	5.5

Total equity	202.5	(20.2)	182.3

Total liabilities and stockholder’s equity	$1,062.9	$(2.1)	$1,060.8

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effects of the restatement to the Company’s previously reported unaudited Consolidated Statement of Operations for the fiscal quarter ended June 30, 2010 (in millions):

	Fiscal Quarter Ended June 30, 2010
	As reported	Adjustments	As restated
NET SALES	$225.8	$(1.1)	$224.7
COST OF SALES	162.1	(0.5)	161.6

GROSS PROFIT	63.7	(0.6)	63.1

OPERATING EXPENSES:
Selling, general and administrative expenses	42.7	(0.9)	41.8
Restructuring costs	1.0	—	1.0
Amortization of intangible assets	3.3	—	3.3
Other operating expense, net	1.0	—	1.0

OPERATING INCOME	15.7	0.3	16.0

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(11.3)	—	(11.3)
Other income, net	0.3	—	0.3

INCOME BEFORE INCOME TAXES	4.7	0.3	5.0

PROVISION FOR INCOME TAXES	2.5	0.1	2.6

CONSOLIDATED NET INCOME	2.2	0.2	2.4

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.5)	—	(0.5)

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$1.7	$0.2	$1.9

3. Acquisitions

Rongtai.On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. The joint venture was called Sensus-Rongtai (Yangzhou) Precision Die Casting Co., Ltd. (“PDC Rongtai”). On September 29, 2009, the Company completed the acquisition of the 40% noncontrolling interest held by Yangzhou Runlin Investment Co., Ltd. As a result of the acquisition and in accordance with the terms of the equity transfer agreement, PDC Rongtai became wholly owned by a subsidiary of the Company and was subsequently renamed Sensus Precision Die Casting (Yangzhou) Co., Ltd. The terms of the agreement include total consideration with an estimated fair value of $18.8 million consisting of:

•	$6.0 million in cash at closing;

•	$4.8 million that is expected to be paid in September 2010;

•	$0.4 million installment that is expected to be paid in September 2010; and

•	$7.6 million of estimated contingent consideration based on certain earnings performance measures that is expected to be paid in October 2010.

The carrying value of the noncontrolling interest at September 29, 2009 was $8.8 million. The $10.0 million of excess consideration paid and to be paid over the carrying value of the noncontrolling interest decreased paid-in capital.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition-related costs of $0.1 million for the fiscal quarter ended June 30, 2010 are classified as other operating expense, net in the accompanying consolidated statement of operations.

The contingent consideration component of the purchase consideration will become payable if the acquired business achieves certain financial performance measures through June 2013, and is subject to a $12 million cap. Payments on an undiscounted basis are projected to be $5.8 million. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted based upon a weighted-average cost-of-capital (“WACC”) in arriving at the acquisition-date fair value of $3.9 million. The discount rate was developed using market participant company data, a level 2 input in the fair value hierarchy. From the date of acquisition to June 30, 2010, there have been no significant changes in the $5.8 million estimate of undiscounted cash flows. During that same time period, $0.7 million was accreted to the fair value of the contingent consideration for the passage of time, with the corresponding expense classified as other operating expense, net in the accompanying consolidated statement of operations.

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

The Company is required to make additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $10.0 million for the fiscal quarter ended June 30, 2010 and $48.1 million cumulatively, net of $18.9 million paid in accordance with the purchase agreement ($0.9 million in fiscal 2008, $4.6 million in fiscal 2009 and $13.4 million in fiscal 2010). In the accompanying consolidated balance sheet as of June 30, 2010, $24.3 million is classified as accruals and other current liabilities and $23.8 million is classified as other long-term liabilities. These gross accrued amounts reflect additional purchase price and are classified as goodwill.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4. Goodwill and Identifiable Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements, developed technology and customer and distributor relationships. Goodwill of $453.4 million at June 30, 2010 represents the excess of the purchase price paid by the Company for Invensys Metering Systems, NexusData, Inc., AMDS and Telemetric over the fair value of the net assets acquired. The goodwill is attributed to the value placed on the Company being an industry leader with market-leading positions in the North American and European water metering markets, the North American clamps and couplings market and the expected synergies resulting primarily from the AMDS and Telemetric acquisitions. The Company is also a market leader in the North American gas metering market, the European heat metering market and the North American water AMI market. The Company has achieved these leadership positions by developing and manufacturing innovative products. In addition, future expansion of AMI technology provides a significant opportunity for the Company. Patents, trademarks, developed technology, customer and distributor relationships and non-competition agreements are stated at fair value on the date of acquisition as determined by an independent valuation firm.

Intangible assets are summarized as follows (in millions):

	June 30, 2010		March 31, 2010
	(As restated)
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$453.4	$—	$443.3	$—
Tradenames (indefinite lived)	25.0	—	25.0	—

	478.4	—	468.3	—

Intangible assets subject to amortization:
Distributor and marketing relationships	204.5	(69.4)	204.5	(67.2)
Developed technology	28.3	(8.9)	28.3	(8.3)
Non-competition agreements	30.5	(30.4)	30.5	(30.4)
Patents	16.2	(12.8)	16.4	(12.8)
Tradenames (definite lived)	3.2	(1.5)	3.2	(1.2)

	282.7	(123.0)	282.9	(119.9)

Total intangible assets	$761.1	$(123.0)	$751.2	$(119.9)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Inventories

Inventories consist of the following (in millions):

	June 30, 2010	March 31, 2010
	(As restated)
Raw materials, parts and supplies	$39.3	$37.6
Work in process	10.5	10.4
Finished goods	19.1	21.1
Allowance for shrink and obsolescence	(2.7)	(1.9)

Inventories, net	$66.2	$67.2

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

As of June 30, 2010, the Company has discontinued the hedging relationship on all of its outstanding interest rate swaps, and accordingly we no longer receive hedge accounting treatment for changes in market value. Prior to termination of the hedging relationship, changes in market value were recorded in other comprehensive income on the consolidated balance sheet. Upon termination of the hedging relationship, the amount recorded in other comprehensive income was fixed and will be amortized to income through interest expense over the remaining life of the swap. Prospectively, all changes in the fair market value of the swaps will be recorded through earnings in interest expense. All of the Company’s interest rate swaps are due to expire by September 30, 2010. As of June 30, 2010, the unamortized accumulated other comprehensive loss associated with these swaps was $0.2 million before tax. This amount is being amortized to interest expense on a straight-line basis through September 30, 2010. During the fiscal quarter ended June 30, 2010, the Company amortized $0.5 million (net of tax of $0.3 million) of other comprehensive loss.

SENSUS (BERMUDA 2) LTD.

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

7. Restructuring Costs

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

Changes in product warranty reserves are summarized as follows (in millions):

	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009
	(As restated)
Balance at beginning of year	$11.9	$13.7
Warranty provision	3.3	1.9
Settlements made	(2.9)	(2.0)
Foreign currency translation adjustment	(0.2)	0.2

Balance at end of period	$12.1	$13.8

Current portion	$11.1	$10.8
Non-current portion	1.0	3.0

Total	$12.1	$13.8

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Retirement Benefits

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

10. Business Segment Information

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

Reporting Segment Products

Reporting Segment	Major Products
Utility Infrastructure and Related Communication Systems	Fixed network AMI, AMR systems; commercial and residential water, gas, electric and heat meters used by utilities. Fixed network AMI systems include communications technology, hardware and software. AMR systems include handheld and mobile radio-frequency reading systems. All AMI and meter reading system solutions include installation services and ongoing systems support.

All Other	Pipe joining, tapping and repair products that consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used by utilities in pipe joining and pipe repair applications. Die casting products that consist of high quality thin-wall, low porosity aluminum die castings, generally targeting the automotive industry and gas utility markets.

The following table provides revenue, operating income and pre-tax income (loss) for each segment (in millions):

	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009
	(As restated)
Segment revenue
Utility infrastructure and related communication systems	$192.6	$168.9
All other	32.5	27.4
Eliminations	(0.4)	(0.9)

Total	$224.7	$195.4

Operating income (loss)
Utility infrastructure and related communication systems	$17.2	$4.4
All other	(1.2)	(0.4)

Total	$16.0	$4.0

Income (loss) before income taxes
Utility infrastructure and related communication systems	$16.5	$5.6
All other	(11.5)	(9.1)

Total	$5.0	$(3.5)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Regions. Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales to Third Parties		Long-Lived Assets
	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009	June 30, 2010	March 31, 2010
	(As restated)		(As restated)
North America	$162.2	$136.9	$73.3	$73.4
Europe, Middle East, Africa	47.1	46.7	33.8	38.2
South America	4.1	3.6	1.8	1.7
Asia	11.3	8.2	22.3	21.6

Total	$224.7	$195.4	$131.2	$134.9

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. Long-lived assets include property, plant and equipment, net.

11. Comprehensive Income

Comprehensive income (loss) consists of the following (in millions):

	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009
	(As restated)
Consolidated net income (loss)	$2.4	$(2.7)
Other comprehensive income:
Foreign currency translation adjustment	—	0.9
Net gain on interest rate swaps, net of tax (see Note 6)	0.5	0.3

Consolidated comprehensive income (loss)	$2.9	$(1.5)

Less: Comprehensive income attributable to the noncontrolling interest	$(0.5)	$(0.8)

Comprehensive income (loss) attributable to controlling interest	$2.4	$(2.3)

12. Income Taxes

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

13. Commitments and Contingencies

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

14. Debt

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

16. Guarantor Subsidiaries

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets (unaudited)

June 30, 2010

(As restated)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$3.7	$—	$27.5	$—	$31.2
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	58.6	13.5	42.5	—	114.6
(To) from affiliates	(1.1)	50.5	(2.4)	(47.0)	—	—
Other	—	0.3	0.7	—	—	1.0
Inventories, net	—	30.1	11.5	24.6	—	66.2
Prepayments and other current assets	—	2.7	0.4	9.2	—	12.3
Deferred income taxes	—	4.7	14.6	—	—	19.3
Deferred costs	—	5.2	—	—	—	5.2

Total current assets	(1.1)	155.8	38.3	56.8	—	249.8

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	50.1	22.2	58.9	—	131.2
Intangible assets, net	—	144.4	7.7	32.6	—	184.7
Goodwill	—	385.3	40.6	27.5	—	453.4
Investment in subsidiaries	639.9	182.7	—	—	(822.6)	—
Deferred income taxes	—	0.5	15.3	—	—	15.8
Deferred costs	—	1.4	—	—	—	1.4
Other long-term assets	0.4	21.4	0.6	2.1		24.5

Total assets	$639.2	$1,374.8	$124.7	$207.0	$(1,284.9)	$1,060.8

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$50.0	$5.6	$26.9	$—	$82.5
Accruals and other current liabilities	—	56.1	3.4	40.0	—	99.5
Current portion of long-term debt	—	15.7	—	—	—	15.7
Short-term borrowings	—	22.8	—	4.5	—	27.3
Income taxes payable	—	6.9	(7.0)	0.3	—	0.2
Restructuring accruals	—	—	—	8.6	—	8.6
Deferred revenue	—	35.4	—	0.1	—	35.5

Total current liabilities	—	186.9	2.0	80.4	—	269.3

Notes payable to affiliates	462.3	57.5	(62.5)	5.0	(462.3)	—
Long-term debt, less current portion	—	437.9	—	—	—	437.9
Pensions	—	1.3	1.7	45.6	—	48.6
Deferred income taxes	—	61.7	(3.0)	22.9	—	81.6
Deferred revenue	—	4.3	—	—	—	4.3
Other long-term liabilities	—	28.0	5.3	3.5	—	36.8

Total liabilities	462.3	777.6	(56.5)	157.4	(462.3)	878.5

Stockholders’ equity	176.9	597.2	181.2	49.6	(822.6)	182.3

Total liabilities and stockholders’ equity	$639.2	$1,374.8	$124.7	$207.0	$(1,284.9)	$1,060.8

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended June 30, 2010

(As restated)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$136.3	$25.6	$66.8	$(4.0)	$224.7
Cost of sales	—	96.9	20.5	48.2	(4.0)	161.6

Gross profit	—	39.4	5.1	18.6	—	63.1

Selling, general and administrative expenses	—	25.3	2.2	14.3	—	41.8
Restructuring costs	—	—	—	1.0	—	1.0
Amortization of intangible assets	—	2.8	0.1	0.4	—	3.3
Acquisition related costs	—	0.1	—	—	—	0.1
Other operating expense, net	—	0.9	—	—	—	0.9

Operating income	—	10.3	2.8	2.9	—	16.0

Non-operating (expense) income:
Interest (expense) income, net	—	(10.5)	0.1	(0.9)	—	(11.3)
Equity in earnings (loss) of subsidiaries	1.9	0.8	—	—	(2.7)	—
Other income, net	—	—	—	0.3	—	0.3

Income (loss) before income taxes	1.9	0.6	2.9	2.3	(2.7)	5.0

Provision for income taxes	—	—	1.9	0.7	—	2.6

Consolidated net income (loss)	1.9	0.6	1.0	1.6	(2.7)	2.4

Less: Net income attributable to the noncontrolling interest	—	—	—	(0.5)	—	(0.5)

Net income (loss) attributable to controlling interest.	$1.9	$0.6	$1.0	$1.1	$(2.7)	$1.9

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended June 27, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$115.6	$22.1	$61.9	$(4.2)	$195.4
Cost of sales	—	87.6	17.1	45.1	(4.2)	145.6

Gross profit	—	28.0	5.0	16.8	—	49.8

Selling, general and administrative expenses	—	19.4	2.1	13.9	—	35.4
Restructuring costs	—	0.2	—	6.6	—	6.8
Amortization of intangible assets	—	2.4	—	0.4	—	2.8
Other operating expense, net	—	0.8	—	—	—	0.8

Operating income (loss)	—	5.2	2.9	(4.1)	—	4.0

Non-operating (expense) income:
Interest (expense) income, net	—	(8.3)	0.1	(0.8)	—	(9.0)
Equity in (loss) earnings of subsidiaries	(3.6)	5.1	—	—	(1.5)	—
Other (loss) income, net	—	(0.1)	—	1.6	—	1.5

(Loss) income before income taxes	(3.6)	1.9	3.0	(3.3)	(1.5)	(3.5)

Provision (benefit) for income taxes	—	0.8	(2.3)	0.7	—	(0.8)

Consolidated net (loss) income	(3.6)	1.1	5.3	(4.0)	(1.5)	(2.7)

Less: Net income attributable to the noncontrolling interest	—	—	—	(0.8)	—	(0.8)

Net (loss) income attributable to controlling interest.	$(3.6)	$1.1	$5.3	$(4.8)	$(1.5)	$(3.5)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Fiscal Quarter Ended June 30, 2010

(As restated)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Consolidated net income (loss)	$1.9	$0.6	$1.0	$1.6	$(2.7)	$2.4
Non-cash adjustments	—	7.8	1.8	3.2	—	12.8
Undistributed equity in (earnings) loss of subsidiaries	(1.9)	(0.8)	—	—	2.7	—
Changes in operating assets and liabilities	—	(36.4)	(2.4)	(10.5)	—	(49.3)

Net cash (used in) provided by operating activities	—	(28.8)	0.4	(5.7)	—	(34.1)

Investing activities
Expenditures for property, plant and equipment and software development costs	—	(5.7)	(0.4)	(2.1)	—	(8.2)

Net cash used in investing activities	—	(5.7)	(0.4)	(2.1)	—	(8.2)

Financing activities
Increase (decrease) in short-term borrowings	—	22.8	—	(0.4)	—	22.4
Principal payments on debt	—	(7.4)	—	—	—	(7.4)

Net cash provided by (used in) financing activities	—	15.4	—	(0.4)	—	15.0

Effect of exchange rate changes on cash	—	—	—	(0.7)	—	(0.7)

Decrease in cash and cash equivalents	—	(19.1)	—	(8.9)	—	(28.0)
Cash and cash equivalents at beginning of year	$—	$22.8	$—	$36.4	$—	$59.2

Cash and cash equivalents at end of period	$—	$3.7	$—	$27.5	$—	$31.2

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Fiscal Quarter Ended June 27, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Consolidated net (loss) income	$(3.6)	$1.1	$5.3	$(4.0)	$(1.5)	$(2.7)
Non-cash adjustments	—	7.1	1.3	2.1	—	10.5
Undistributed equity in loss (earnings) of subsidiaries	3.6	(5.1)	—	—	1.5	—
Changes in operating assets and liabilities	—	(3.6)	(5.8)	(0.2)	—	(9.6)

Net cash (used in) provided by operating activities	—	(0.5)	0.8	(2.1)	—	(1.8)

Investing activities
Expenditures for property, plant and equipment and software development costs	—	(6.6)	(0.4)	(1.8)	—	(8.8)

Effect of exchange rate changes on cash	—	—	—	0.6	—	0.6

(Decrease) increase in cash and cash equivalents	—	(7.1)	0.4	(3.3)	—	(10.0)
Cash and cash equivalents at beginning of year	$—	$14.1	$—	$23.8	$—	$37.9

Cash and cash equivalents at end of period	$—	$7.0	$0.4	$20.5	$—	$27.9

17. Subsequent Event

On December 17, 2010, Sensus (Bermuda I), Ltd. made a capital contribution of $35 million to the Company to (I) finance the final payment of $12.8 million for the acquisition of the remaining 40% non controlling interest held by Yangzhou Runlin Investment Co., Ltd. in our Chinese joint venture, and (ii) pay down approximately $22 million of our revolving credit facilities to provide additional capacity for letters of credit to support growth requirements and to increase our availability thereunder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q/A includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to us are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, sales, cash flow and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters, other than those of historical fact, are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may turn out to be incorrect. Our actual results could be materially different from our expectations because of various risks. These risks include any future restatements of our consolidated financial statements, our inability to maintain effective internal controls over financial reporting, our susceptibility to macroeconomic downturns in the United States and abroad, conditions in the residential, commercial and industrial construction markets and in the automotive industry, our dependence on new product development and intellectual property, and our dependence on independent distributors and third-party contract manufacturers, automotive vehicle production levels and schedules, our substantial financial leverage, debt service and other cash requirements, liquidity constraints and risks related to future growth and expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation, our ability to integrate acquired companies, general economic and business conditions, competition, adverse changes in the regulatory or legislative environment in which we operate, customer cancellations and other factors beyond our control.

Effective April 1, 2010, we elected to change our quarterly reporting period to be based on the calendar quarter end. Prior to April 1, 2010, we operated on a 13-week financial and business closing schedule for all periods, except year end, which was March 31, and the fiscal half year, which was September 30.The three-month period ended June 30, 2010 includes three more days than the 13-week period of the corresponding period of the prior fiscal year as a result of transitioning to the new reporting period. The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements for the fiscal quarter ended June 30, 2010 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2010 and related notes thereto included in our Annual Report on Form 10-K/A filed with the SEC.

Unless the context otherwise indicates or requires, the use in this Quarterly Report on Form 10-Q/A of the terms “we,” “us,” “our” or the “Company” refers to Sensus (Bermuda 2) Ltd. and its consolidated subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts to the nearest hundred thousand dollars.

Restatement

In this Quarterly Report on Form 10-Q/A, we have restated our following previously filed consolidated financial statements, data and related disclosures:

(1)	consolidated balance sheet as of June 30, 2010, and the related consolidated statements of operations, stockholder’s equity, and cash flows and any related Notes to Consolidated Financial Statements for the fiscal quarter then ended located in Part I, Item 1 of this Quarterly Report on Form 10-Q/A; and

(2)	management’s discussion and analysis of financial condition and results of operations as of and for our fiscal quarter ended June 30, 2010, contained herein.

The restatement results from our previously announced internal review of our accounting practices with respect to the recognition of revenue for transactions related to certain customer contracts and other certain accounting matters. The following discussion and analysis of our financial condition and results of operation incorporates the restated amounts. See “Explanatory Note” immediately preceding Part I of this Quarterly Report on Form 10-Q/A, Item 1 and Note 2, “Restatement of Previously Reported Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for a detailed discussion of the review and effect of the restatement.

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

Acquisitions

Rongtai.On July 27, 2005, the Company formed a joint venture, PDC Rongtai, in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. On September 29, 2009, the Company completed the acquisition of the 40% noncontrolling interest held by Yangzhou Runlin Investment Co., Ltd. As a result of the acquisition and in accordance with the terms of the equity transfer agreement, PDC Rongtai became wholly owned by a subsidiary of the Company and was subsequently renamed Sensus Precision Die Casting (Yangzhou) Co., Ltd. The terms of the agreement provide for the payment of total consideration with an estimated fair value of $18.8 million. In conjunction with the equity transfer agreement, the Company entered into a real estate transfer contract with Yangzhou Rongtai Industrial Development Co., Ltd. (“Yangzhou”) to sell certain buildings, ancillary equipment and land-use rights to Yangzhou for approximately $2.0 million. See Note 3 under “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Telemetric. On June 30, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of Telemetric for approximately $6.8 million in cash at closing and $1.0 million payable within approximately one year of the closing date of the related asset purchase agreement, of which $0.7 million was paid to Telemetric in fiscal 2010. Additional cash consideration may become payable based on the performance of the acquired business through June 2013. Acquisition-date fair value for this contingent consideration is estimated at $3.9 million. Payments on an undiscounted basis are projected to be $5.8 million and are subject to a $12 million cap. The Company financed the transaction primarily with cash on hand and borrowings under its senior credit facilities. Telemetric provides utilities with distribution automation systems that use commercial cellular networks and PowerVistaTM , a web-based software application. This acquisition provides the Company with a significant and established presence in the distribution automation portion of the utility landscape and augments the Company’s AMI and Smart Grid solutions. See Note 3 under “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

The Company is required to make additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $10.0 million for the fiscal quarter ended June 30, 2010 and $48.1 million cumulatively, net of $18.9 million paid in accordance with the purchase agreement ($0.9 million in fiscal 2008, $4.6 million in fiscal 2009 and $13.4 million in fiscal 2010). In the accompanying consolidated balance sheet as of June 30, 2010, $24.3 million is classified as accruals and other current liabilities and $23.8 million is classified as other long-term liabilities. These gross accrued amounts reflect additional purchase price and are classified as goodwill.

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

Other Information about Our Business

The following table presents, as of the dates indicated, additional information about our operations and business:

	Fiscal Quarter Ended
	June 30, 2010	March 31, 2010	December 29, 2009	September 30, 2009	June 27, 2009	March 31, 2009
	(As restated)
Total net sales (in millions)	$224.7	$256.3	$188.7	$204.0	$195.4	$204.6
Employees	3,776	3,838	3,642	3,707	3,671	3,838

Backlog

The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders. Total backlog at June 30, 2010 was $107 million, compared with $106 million at June 27, 2009. Total backlog at June 30, 2010 and June 27, 2009 included $3 million and $5 million of unfavorable currency effects, respectively. Eliminating the currency impacts, total backlog at June 30, 2010 would have been $110 million representing a $1 million decrease compared with the end of the prior corresponding fiscal quarter. In addition, at June 30, 2010, the Company cumulatively had approximately 11 million AMI electric and gas endpoints under long-term contracts, of which approximately 6.3 million endpoints had been shipped. The potential aggregate future revenue of unshipped endpoints and services under these contracts was approximately $517 million at June 30, 2010, of which approximately $27 million is included in backlog. No assurance can be made that firm purchase orders will be placed under these contracts.

For Results of Operations and Liquidity and Capital Resources, all dollar amounts and variances in the narrative discussions are rounded to millions; however, percentages are calculated based on dollar amounts depicted in the tables.

Results of Operations

We have restated our unaudited consolidated statements of operations and cash flows for the fiscal quarter ended June 30, 2010. The following discussion and analysis of our financial results of operations incorporates the restated amounts. See “Explanatory Note” immediately preceding Part I, Item 1 of this Quarterly Report on Form 10-Q/A and Note 2, “Restatement of Previously Reported Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for a detailed discussion of the restatement.

The following table provides summary results of operations of the Company for the periods presented:

(dollars in millions)	Fiscal Quarter Ended June 30, 2010%		Fiscal Quarter Ended June 27, 2009%
	(As restated)
Net sales	$224.7	100%	$195.4	100%
Gross profit	63.1	28%	49.8	26%
Selling, general and administrative expenses	41.8	20%	35.4	18%
Restructuring costs	1.0	—	6.8	4%
Amortization of intangible assets	3.3	1%	2.8	2%
Other operating expense, net	1.0	—	0.8	—

Operating income	16.0	7%	4.0	2%
Interest expense, net	(11.3)	(5)%	(9.0)	(5)%
Other income, net	0.3	—	1.5	1%

Income (loss) before income taxes	5.0	2%	(3.5)	(2)%
Provision (benefit) for income taxes	2.6	1%	(0.8)	—

Consolidated net income (loss)	2.4	1%	(2.7)	(2)%
Less: Net income attributable to the noncontrolling interest	(0.5)	—	(0.8)	—

Net income (loss) attributable to controlling interest	$1.9	1%	$(3.5)	(2)%

Fiscal Quarter Ended June 30, 2010 Compared with Fiscal Quarter Ended June 27, 2009

Net Sales.

(dollars in millions)	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009	Dollar Change	Percent Change
	(As restated)
Net sales	$224.7	$195.4	$29.3	15%

Net sales for the fiscal quarter ended June 30, 2010 increased $29 million or 15% compared to the prior corresponding fiscal quarter due to increased demand for FlexNet systems and SmartPoint products to support electric, gas and water customers as they continued to roll out their smart grid implementations. Net sales outside North America were favorably impacted primarily by improving market conditions compared to the prior corresponding fiscal quarter.

Our top ten customers accounted for approximately 40% of net sales for the fiscal quarter ended June 30, 2010, and no individual customer accounted for more than 10% of net sales.

Gross Profit.

(dollars in millions)	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009	Dollar Change	Percent Change
	(As restated)
Gross profit	$63.1	$49.8	$13.3	27%
Gross profit as a percent of net sales	28%	26%	—	8%

Gross profit in dollars and as a percentage of net sales improved from the prior corresponding fiscal quarter principally due to the increased demand described above. Product volumes, mix and improved operating scale and efficiency contributed to the improvements.

Selling, General and Administrative (“SG&A”) Expenses.

(dollars in millions)	Fiscal Quarter Ended June 30, 2010	Fiscal Quarter Ended June 27, 2009	Dollar Change	Percent Change
	(As restated)
SG&A expenses	$41.8	$35.4	$6.4	18%
SG&A expenses as a percent of net sales	19%	18%	—	6%

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

Provision for Income Taxes. Income tax provision was approximately $3 million for the fiscal quarter ended June 30, 2010 and income tax benefit was $1 million for the fiscal quarter ended June 27, 2009 and reflects the Company’s pre-tax income based on the Company’s estimated annual effective tax rate.

Consolidated Net Income (Loss). Consolidated net income of $2 million for the fiscal quarter ended June 30, 2010 increased $5 million compared to the fiscal quarter ended June 27, 2009 as a result of the factors described above.

Net Income Attributable to the Noncontrolling Interest. Net income attributable to the noncontrolling interest relates to the Company’s partner’s share of income or loss from our joint venture entities. The Company holds joint venture interests in entities in the Ukraine (51%), Algeria (55%) and China (55%). On September 29, 2009, the Company purchased the noncontrolling interest of PDC Rongtai. See Note 3 under “Notes to Unaudited

Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A. Net income attributable to the noncontrolling interest decreased slightly for the current fiscal quarter as compared to the prior corresponding fiscal quarter primarily due to the impact of the purchase of PDC Rongtai described above, partially offset by the net improved results of operations of our remaining joint ventures.

Net Income (Loss) Attributable to Controlling Interest. Net income attributable to controlling interest of $2 million for the fiscal quarter ended June 30, 2010 increased $5 million compared to the fiscal quarter ended June 27, 2009 as a result of the factors described above.

Liquidity and Capital Resources

We have restated our unaudited consolidated statements of operations and cash flows for the fiscal quarter ended June 30, 2010. The following discussion and analysis of our liquidity and capital resources incorporates the restated amounts. See “Explanatory Note” immediately preceding Part I, Item 1 of this Quarterly Report on Form 10-Q/A and Note 2, “Restatement of Previously Reported Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for a detailed discussion of the restatement.

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

In conjunction with the AMDS, Telemetric and PDC Rongtai acquisitions, the Company is legally obligated to satisfy any additional future cash payments, including those that may become payable as a result of the acquired businesses achieving certain financial performance measures. See “Acquisitions” in this Part I, Item 2 and Note 3 under “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A. We believe that expected cash flows from operations, together with available borrowings, will provide sufficient funds to fulfill this obligation.

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

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of June 30, 2010, assets of foreign subsidiaries constituted approximately 18% of total assets. Foreign currency exchange rate exposure is most significant with respect to the euro. For the fiscal quarters ended June 30, 2010 and June 27, 2009, net sales were negatively impacted by the devaluation of foreign currencies, primarily the euro, versus the U.S. dollar by $1.5 million and $8.8 million, respectively.

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

To hedge exposure to variable interest rates, the Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at specified fixed rates. See Note 6 under “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1, of this Quarterly Report on Form 10-Q/A.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 15d-15(e) under the Exchange Act promulgated thereunder, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A. In our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, originally filed on August 3, 2010, our management, with the participation of our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2010. In connection with our decision to restate our consolidated financial statements for the fiscal quarter ended June 30, 2010, as described in “Explanatory Note” immediately preceding Part I, Item 1 of this Quarterly Report on Form 10-Q/A and Note 2, “Restatement of Previously Reported Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q/A, our management, including our CEO and CFO, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of June 30, 2010 as a result of the material weaknesses, significant deficiencies and deficiencies in our internal control over financial reporting as discussed below.

Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that there was not an effective control environment in place over the evaluation and effective technical accounting involving the execution of the Company’s revenue recognition practices with respect to certain long-term Automated Metering Infrastructure contracts that include multiple deliverables. The Company identified three primary causes of the errors, each of which resulted in the premature recognition of revenue within certain contracts. First, there was a failure to appropriately evaluate service level agreements and other performance obligations within certain contracts, which, if considered, would have required the deferral of revenue until such obligations were satisfied. This error resulted in the improper timing of revenue recognition of $2.1 million in the fiscal quarter ended June 30, 2010. Second, the Company improperly recognized revenue under certain contracts in which the revenue was contingent on the delivery of future products and /or services. Although this error had an impact on the Company’s consolidated financial statements for fiscal 2010 and 2009, it did not have any impact on revenue for the fiscal quarter ended June 30, 2010. Third, the Company failed to take into consideration certain contract commitments, upgrades, pre-billing and other undeliverable elements. This error resulted in the Company prematurely recognizing revenue in prior periods that now results in a gain of $1.0 million of additional revenue in the fiscal quarter ended June 30, 2010. See the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2010, as filed with the SEC on December 17, 2010.

The material weakness with regard to our evaluation of these contracts has ultimately resulted in the Company restating its financial statements for the fiscal quarter ended June 30, 2010. The effect of this restatement to correct the timing of revenue recognition for affected contracts and products is a reduction in revenue of $1.1 million on our operating results and the balance sheet for the fiscal quarter ended June 30, 2010.

Further, during the course of the internal review of revenue recognition and other accounting matters, management identified additional accounting errors relating to certain aspects of our fiscal 2010 financial year-end closing process. The Company identified three principle causes of these accounting errors. First, a lack of review and monitoring of the asset base resulted in (1) a failure by the Company to timely write off the $1.4 million carrying value of a software application developed for internal use that was abandoned in fiscal 2010 and (2) the Company recording prepaid assets aggregating $0.9 million in fiscal 2010 for items that are required to be expensed under GAAP. Although these errors resulted in a write-off of $2.3 million in fiscal 2010, they had no effect in the fiscal quarter ended June 30, 2010. Second, due to the absence of a comprehensive technical review process, the Company inappropriately recognized a gain of $1.0 million relating to production related concessions from a vendor during fiscal 2010 prior to realization. As the materials from the concessions are now being used, the reversal of this journal entry results in a decrease in expense of $0.1 million for the fiscal quarter ended June 30, 2010. Third, the Company identified failures in its financial closing and period cut-off procedures, whereby the lack of appropriate controls over accounts payable cut-off resulted in an understatement of legal, recruitment and other expenses totaling $1.1 million in fiscal 2010. These expenses were initially booked in the current year and have now been reversed, thus resulting in a decrease in expense of $1.1 million in the fiscal quarter ended June 30, 2010. This combination of deficiencies taken together results in a material weakness in the Company’s internal control over financial reporting. Adjustments due to this material weakness and other miscellaneous adjustments result in a $1.4 million reduction of expenses recorded in the Company’s consolidated financial results for the fiscal quarter ended June 30, 2010.

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

In light of the material weaknesses described above, management performed additional analysis and other post-closing procedures to ensure that the Company’s restated financial statements have been prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present, in all material respects, the Company’s financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

We did not effect any change in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to legal proceedings arising out of the operations of our business. We believe that an adverse outcome of our existing legal proceedings, including the proceedings described in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2010 and Note 13 under “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A, would not have a material adverse impact on our business, financial condition or results of operations. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements, could result in liabilities that have a material adverse impact on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2010, which was filed with the SEC on December 17, 2010.

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

SENSUS (BERMUDA 2) LTD.

Date: December 17, 2010	By:	/s/ PETER MAINZ
Peter Mainz Chief Executive Officer & President (Principal Executive Officer)

Date: December 17, 2010	By:	/s/ JEFFREY J. KYLE
Jeffrey J. Kyle Chief Financial Officer (Principal Financial Officer)

Date: December 17, 2010	By:	/s/ THOMAS D. D’ORAZIO
Thomas D. D’Orazio Senior Vice President, Finance (Principal Accounting Officer)

SENSUS USA INC.

Date: December 17, 2010	By:	/s/ PETER MAINZ
Peter Mainz Chief Executive Officer & President (Principal Executive Officer)

Date: December 17, 2010	By:	/s/ JEFFREY J. KYLE
Jeffrey J. Kyle Chief Financial Officer (Principal Financial Officer)

Date: December 17, 2010	By:	/s/ THOMAS D. D’ORAZIO
Thomas D. D’Orazio Senior Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Sensus Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contracts and compensation plans.