Form 10-Q
period 2010-09-30
SENSUS USA INC; SENSUS (BERMUDA 2) LTD
filed 2010-12-20
CIK 1281223, 1281226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Part I—Financial Information

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	September 30, 2010	March 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40.9	$59.2
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.7 and $1.3, respectively	100.6	121.1
Other	0.6	1.9
Inventories, net	70.6	67.2
Prepayments and other current assets	14.2	12.2
Deferred income taxes	19.1	19.6
Deferred costs	5.5	4.3

Total current assets	251.5	285.5
Property, plant and equipment, net	134.0	134.9
Intangible assets, net	184.1	188.0
Goodwill	459.2	443.3
Deferred income taxes	15.8	15.8
Deferred costs	1.7	1.3
Other long-term assets	24.5	25.1

Total assets	$1,070.8	$1,093.9

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$86.1	$117.3
Accruals and other current liabilities	98.9	114.8
Current portion of long-term debt	8.7	22.7
Short-term borrowings	51.0	4.9
Restructuring accruals	9.7	12.9
Deferred revenue	32.4	34.3

Total current liabilities	286.8	306.9
Long-term debt, less current portion	437.5	438.3
Pensions	54.0	53.1
Deferred income taxes	81.6	81.7
Deferred revenue	9.9	4.8
Other long-term liabilities	21.1	28.6

Total liabilities	890.9	913.4
Commitments and Contingencies (Note 12)

STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	250.5	251.5
Accumulated deficit	(76.9)	(74.6)
Accumulated other comprehensive income (loss)	0.4	(1.5)

Total stockholder’s equity	174.0	175.4

Noncontrolling interest	5.9	5.1

Total equity	179.9	180.5

Total liabilities and equity	$1,070.8	$1,093.9

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Fiscal Quarter Ended September 30, 2010	Fiscal Quarter Ended September 30, 2009	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009
NET SALES	$203.2	$204.0	$428.0	$399.4

COST OF SALES	145.9	150.6	307.5	296.2

GROSS PROFIT	57.3	53.4	120.5	103.2

OPERATING EXPENSES:
Selling, general and administrative expenses	44.4	36.6	86.2	72.0
Restructuring costs	1.9	3.0	2.9	9.8
Amortization of intangible assets	3.4	3.0	6.7	5.8
Loss on debt extinguishment	—	5.9	—	5.9
Other operating expense, net	0.7	1.7	1.7	2.5

OPERATING INCOME	6.9	3.2	23.0	7.2

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(11.1)	(11.7)	(22.4)	(20.7)
Other (expense) income, net	(0.8)	(0.2)	(0.5)	1.3

(LOSS) INCOME BEFORE INCOME TAXES	(5.0)	(8.7)	0.1	(12.2)

(BENEFIT) PROVISION FOR INCOME TAXES	(1.0)	(2.5)	1.6	(3.3)

CONSOLIDATED NET LOSS	(4.0)	(6.2)	(1.5)	(8.9)

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.3)	(0.6)	(0.8)	(1.4)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(4.3)	$(6.8)	$(2.3)	$(10.3)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(in millions)

(unaudited)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder’s Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2010	$—	$251.5	$(74.6)	$(1.5)	$175.4	$5.1	$180.5
Equity adjustment from parent related to Rongtai acquisition	—	(1.0)	—	—	(1.0)	—	(1.0)
Other comprehensive (loss) income:
Net (loss) income	—	—	(2.3)	—	(2.3)	0.8	(1.5)
Foreign currency translation adjustment	—	—	—	1.2	1.2	—	1.2
Defined benefit pension plan adjustment, net of tax of $0.0 million	—	—	—	0.1	0.1	—	0.1
Unrealized gain on interest rate swaps, net of tax of $0.4 million	—	—	—	0.6	0.6	—	0.6

Total comprehensive (loss) income					(0.4)	0.8	0.4

Balance at September 30, 2010	$—	$250.5	$(76.9)	$0.4	$174.0	$5.9	$179.9

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009
OPERATING ACTIVITIES:
Consolidated net loss	$(1.5)	$(8.9)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	14.0	12.7
Amortization of intangible assets	6.7	5.8
Amortization of software development costs	2.7	3.3
Amortization of deferred financing costs	1.6	1.5
Net loss on sale of fixed assets	0.2	—
Non-cash restructuring charges	0.1	—
Net loss (gain) on foreign currency transactions	0.2	(0.5)
Deferred income taxes	—	(8.4)
Loss on debt extinguishment	—	5.9
Changes in assets and liabilities used in operations, net of effects of acquisitions:
Trade accounts receivable	22.3	13.0
Inventories	(2.9)	3.2
Other current assets	(1.8)	2.6
Accounts payable, accruals and other current liabilities	(43.8)	(16.9)
Income taxes payable	(0.2)	3.0
Deferred revenue less deferred costs	1.6	2.7
Other	(0.5)	(0.8)

Net cash (used in) provided by operating activities	(1.3)	18.2

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(12.8)	(14.4)
Purchases of intangible assets	(2.7)	(3.9)
Software development costs	(2.9)	(4.4)
Business acquisitions	(29.6)	(20.2)

Net cash used in investing activities	(48.0)	(42.9)

FINANCING ACTIVITIES:
Increase in short-term borrowings	46.0	—
Proceeds from debt issuance	—	35.0
Debt issuance costs	—	(8.8)
Purchase of noncontrolling equity interest	—	(6.0)
Principal payments on debt	(14.8)	(0.4)

Net cash provided by financing activities	31.2	19.8
Effect of exchange rate changes on cash	(0.2)	1.0

DECREASE IN CASH AND CASH EQUIVALENTS	(18.3)	(3.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$59.2	$37.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40.9	$34.0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:
Interest	$22.3	$18.5

Income taxes, net of refunds	$2.7	$4.2

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (NOTE 2):

During the six months ended September 30, 2010 and 2009, paid-in capital decreased $1.0 million and $6.8 million, respectively, in connection with the purchase of the PDC Rongtai noncontrolling interest, representing the excess purchase price over the carrying value of the noncontrolling interest.

During the six months ended September 30, 2009, the 15,000 unvested preference shares issued in connection with the AMDS acquisition became vested with a redemption value of $15 million.

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

Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of the unaudited consolidated financial statements have been included, and the unaudited consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2010 and related notes thereto included in the Company’s Annual Report on Form 10-K/A as filed with the SEC on December 17, 2010.

The accompanying consolidated financial statements present results of the Company for the fiscal quarters ended September 30, 2010 and 2009. Effective April 1, 2010, the Company elected to change its quarterly reporting period to be based on the calendar quarter end. Prior to April 1, 2010, the Company operated on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half year, which is September 30. The three-month period ended September 30, 2010 includes three fewer days than the 13-week period of the corresponding period of the prior fiscal year as a result of transitioning to the new reporting period. Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In October 2009, the FASB issued new revenue recognition guidance for multiple deliverable revenue arrangements, which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires that the arrangement consideration be allocated to each deliverable based on the relative selling price. Concurrently, the FASB issued guidance modifying the scope of software revenue guidance for arrangements that include software elements to exclude software that is sold with a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. The Company elected to early adopt this accounting guidance retrospectively during the quarter ended March 31, 2010. Therefore, previously reported results for fiscal 2010 and prior fiscal periods were revised to reflect the impact of adoption. Upon adoption of the new guidance, the Company concluded that substantially all of its products and services are excluded from the scope of the software revenue recognition guidance.

The Company has long-term contracts primarily from AMI electric and gas utility customers for the deployment of AMI technology systems that contain multiple elements including hardware, software, project management and installation services as well as ongoing customer support.

Pursuant to the new revenue recognition guidance, revenue arrangements with multiple elements are divided into separate units of accounting if the delivered item(s) have value to the customer on a standalone basis and delivery/performance of the undelivered item(s) is probable. The Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. In multiple element arrangements revenue is allocated to each separate unit of accounting using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy and the applicable revenue recognition criteria. For our standard contract arrangements that combine deliverables, such as hardware, software, project management and installation services, each deliverable is generally considered a single unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to collect and that is not contingent upon the delivery/performance of additional items.

Hardware revenues are generally recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions. For software arrangements with multiple elements, revenue recognition is also dependent upon the availability of VSOE of fair value for each of the elements. The lack of VSOE, or the existence of extended payment terms or other inherent risks, may affect the timing of revenue recognition for software arrangements. If project management and installation services are essential to a software arrangement, revenue is recognized upon meeting the software acceptance provisions in the contract. Hardware and software post-sale maintenance support fees are recognized ratably over the life of the related service contract.

The Company records reductions to revenue for estimated commitments related to liquidated damages and contractual guarantees. The Company also records reductions to revenue for expected future product returns based on the Company’s historical experience. The Company records sales of licensed technology in net sales.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

Sensus 1 maintains a Restricted Share Plan (the “Plan”) that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer, repurchase rights and other limitations as set forth in the related management subscription and shareholders’ agreement. As of September 30, 2010, there were 2,000,000 restricted shares of Sensus 1 authorized and 999,000 shares issued and outstanding. The outstanding restricted shares were purchased for $0.01 of cash consideration, which at the time of issuance was determined to be the fair market value. No awards were granted under the Plan in the fiscal quarters and six months ended September 30, 2010 and 2009.

The Company accounts for its compensation cost related to share-based payment transactions based on estimated fair values. The Company performed a fair value analysis of its restricted shares as of the grant date and determined that no compensation expense was required to be recorded. For each reporting period, the Company performs an evaluation of its contingent repurchase rights on an individual employee-by-employee basis. If the Company’s contingent repurchase features become probable, the Company will assess whether liability classification is appropriate. No compensation expense related to the Plan was recognized for the fiscal quarters and six months ended September 30, 2010 and 2009.

On July 19, 2007, the Company’s board of directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”), as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option Agreement. The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 2,000,000 shares of Sensus 1 Class B common stock are authorized for issuance upon exercise of options granted pursuant to the Option Plan. The options awarded under the Option Plan have a contractual term of 10 years, and are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant, and vesting may accelerate upon the occurrence of certain stated liquidity events. During the fiscal quarter and six months ended September 30, 2010, 83,000 and 139,000 stock options were granted and 18,500 and 60,000 were forfeited under the Option Plan, respectively. As of September 30, 2010, 196,400 of the 1,115,500 options outstanding under the Option Plan were vested.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

The carrying amounts of cash, trade receivables and trade payables approximated fair values as of September 30, 2010 and March 31, 2010. The estimated fair value of the Company’s term loans and revolving credit facility borrowings was $215.8 million and $186.8 million at September 30, 2010 and March 31, 2010, respectively. The estimated fair value of the Company’s 8.625% senior subordinated notes was approximately $272.3 million both at September 30, 2010 and March 31, 2010, compared to its face value of $275.0 million. The fair value of these notes was determined based upon recent market transactions and dealer indicative pricing.

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

2. Acquisitions

Rongtai. On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. The joint venture was called Sensus-Rongtai (Yangzhou) Precision Die Casting Co., Ltd. (“PDC Rongtai”). On September 29, 2009, the Company completed the acquisition of the 40% noncontrolling interest held by Yangzhou Runlin Investment Co., Ltd. As a result of the acquisition and in accordance with the terms of the equity transfer agreement, PDC Rongtai became wholly owned by a subsidiary of the Company and was subsequently renamed Sensus Precision Die Casting (Yangzhou) Co., Ltd. The terms of the agreement include total consideration with an estimated fair value of $18.8 million consisting of:

•	$6.0 million in cash at closing and

•	$12.8 million to be paid in the fourth quarter of fiscal year 2011.

The carrying value of the non-controlling interest at September 29, 2009 was $8.8 million. The $10.0 million of excess consideration paid and to be paid over the carrying value of the noncontrolling interest decreased paid-in capital.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the equity transfer agreement, the Company had entered into a real estate transfer contract with Yangzhou Rongtai Industrial Development Co., Ltd. (“Yangzhou”) to sell certain buildings, ancillary equipment and land-use rights to Yangzhou for approximately $2.0 million. These assets are included in the Company’s all other segment. Title to the transferred property will pass to Yangzhou upon receipt of the required regulatory approvals. In the interim, the Company continues to use the existing facilities in the normal course of operations and production; accordingly, the facilities remain classified as held and used and continue to be depreciated.

Telemetric. On June 30, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of Telemetric Corporation (“Telemetric”) for approximately $11.7 million, including $6.8 million in cash at closing and $1.0 million payable within approximately one year of the closing date of the related asset purchase agreement, of which $0.7 million was paid in fiscal 2010 and $0.3 million in fiscal 2011. Additional cash consideration may become payable based on the performance of the acquired business through June 2013. Acquisition-date fair value for this contingent consideration was estimated at $3.9 million. The Company financed the transaction primarily with cash on hand and borrowings under its senior credit facilities. Telemetric provides utilities with distribution automation systems that use commercial cellular networks and PowerVistaTM, a web-based software application. This acquisition provides the Company with a significant and established presence in the distribution automation portion of the utility landscape and augments the Company’s AMI and smart grid solutions.

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

Acquisition-related costs of $0.2 million for the fiscal quarters ended September 30, 2010 and 2009 and $0.3 million and $0.2 million for the six months ended September 30, 2010 and 2009, respectively, are classified as other operating expense, net in the accompanying consolidated statements of operations.

The contingent consideration component of the purchase consideration will become payable if the acquired business achieves certain financial performance measures through June 2013, and is subject to a $12 million cap. Payments on an undiscounted basis are projected to be $5.8 million. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted based upon a weighted-average cost-of-capital (“WACC”) in arriving at the acquisition-date fair value of $3.9 million. The discount rate was developed using market participant company data, a level 2 input in the fair value hierarchy. From the date of acquisition to September 30, 2010, there have been no significant changes in the $5.8 million estimate of undiscounted cash flows. During that same time period, $0.8 million was accreted to the fair value of the contingent consideration for the passage of time, with the corresponding expense classified as other operating expense, net in the accompanying consolidated statements of operations. In accordance with the purchase agreement a payment of $1.0 million of contingent consideration was made in fiscal 2011.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the fair value measurements of contingent consideration and the associated fair value hierarchy level as of September 30, 2010 (in millions):

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$3.7	$—	$—	$3.7	(1)

(1)	Note that because there are both level 2 and level 3 inputs included in the determination of fair value of the contingent consideration, the Company has characterized this measure as level 3.

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

The Company is required to make additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $15.8 million for the six months ended September 30, 2010 and $25.6 million cumulatively, net of $47.2 million paid in accordance with the purchase agreement ($0.9 million in fiscal 2008, $4.6 million in fiscal 2009, $13.4 million in fiscal 2010 and $28.3 million in fiscal 2011). In the accompanying consolidated balance sheet as of September 30, 2010, $17.6 million is classified as accruals and other current liabilities and $8.0 million is classified as other long-term liabilities. The offset to these accrued amounts reflects additional purchase price and is classified as goodwill.

In addition, on the date of acquisition, Sensus 1 issued 15,000 unvested preference shares to AMDS, which were subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares was $15 million if the specified performance thresholds were achieved over the relevant period. During fiscal 2010, the performance thresholds were achieved related to the unvested preference shares and all of these preference shares became vested. Accordingly, 15,000 vested preference shares were released from restrictions, and in fiscal 2010, AMDS opted to have the 15,000 unrestricted shares redeemed for cash. As required by the AMDS purchase agreement, the $15 million was funded by Sensus 1, and thus the Company’s cash position was not impacted.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Goodwill and Identifiable Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements, developed technology and customer and distributor relationships. Goodwill of $459.2 million at September 30, 2010 represents the excess of the purchase price paid by the Company for Invensys Metering Systems, NexusData, Inc., AMDS and Telemetric over the fair value of the net assets acquired. The goodwill is attributed to the value placed on the Company being an industry leader with market-leading positions in the North American and European water metering markets, the North American clamps and couplings market and the expected synergies resulting primarily from the AMDS and Telemetric acquisitions. The Company is also a market leader in the North American gas metering market, the European heat metering market and the North American water AMI market. The Company has achieved these leadership positions by developing and manufacturing innovative products. In addition, future expansion of AMI technology provides a significant opportunity for the Company. Patents, trademarks, developed technology, customer and distributor relationships and non-competition agreements are stated at fair value on the date of acquisition as determined by an independent valuation firm.

Intangible assets are summarized as follows (in millions):

	September 30, 2010		March 31, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$459.2	$—	$443.3	$—
Tradenames (indefinite lived)	25.0	—	25.0	—

	484.2	—	468.3	—

Intangible assets subject to amortization:
Distributor and marketing relationships	207.2	(71.3)	204.5	(67.2)
Developed technology	28.3	(9.6)	28.3	(8.3)
Non-competition agreements	30.5	(30.5)	30.5	(30.4)
Patents	16.4	(13.3)	16.4	(12.8)
Tradenames (definite lived)	3.2	(1.8)	3.2	(1.2)

	285.6	(126.5)	282.9	(119.9)

Total intangible assets	$769.8	$(126.5)	$751.2	$(119.9)

4. Inventories

Inventories consist of the following (in millions):

	September 30, 2010	March 31, 2010
Raw materials, parts and supplies	$38.3	$37.6
Work in process	12.1	10.4
Finished goods	22.8	21.1
Allowance for shrink and obsolescence	(2.6)	(1.9)

Inventories, net	$70.6	$67.2

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Financial Instruments

The Company utilizes derivative instruments, specifically forward contracts and interest rate swap agreements, to manage its exposure to market risks such as foreign currency exchange and interest rate risks. The Company records derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value. As of September 30, 2010, the Company had no foreign currency forward contracts outstanding.

The Company utilizes interest rate swap agreements to mitigate its exposure to fluctuations in interest rates on variable-rate debt. As of September 30, 2010, the Company has no interest rate swap agreements outstanding.

6. Restructuring Costs

The following reflects activity associated with costs related to the Company’s restructuring initiatives (in millions):

	Fiscal Quarter Ended September 30, 2010	Fiscal Quarter Ended September 30, 2009	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009
Employee severance and exit costs:
Accrued	$0.6	$2.3	$1.2	$8.7
Expensed as incurred	0.4	0.7	0.8	1.1

	1.0	3.0	2.0	9.8
Impairment of long-lived assets:
Accrued	(0.1)	—	(0.1)	—
Expensed as incurred	0.1	—	0.1	—

	—	—	—	—
Other costs expensed as incurred	0.9	—	0.9	—

Total	$1.9	$3.0	$2.9	$9.8

For the fiscal quarter and six months ended September 30, 2010, the Company incurred $1.9 million and $2.9 million, respectively, of restructuring costs primarily related to the rationalization of its water and heat meter product lines across Europe, the Middle East, Africa and South America, an early retirement program in Germany and alignment activities associated with global manufacturing operations.

On September 18, 2008, Sensus GmbH Ludwigshafen, a subsidiary of the Company, reached an understanding with its German works council on the general terms of a restructuring of the Ludwigshafen operations. The restructuring is part of a plan adopted by the Company to improve the competitiveness of its German operations. The restructuring is expected to include the closure of certain production lines at the facility and a reduction of approximately 180 employees. As a result of this reduction of employees, the Company expects to record total charges of approximately $29.2 million of severance and related payroll costs. The Company currently expects that these restructuring measures will be substantially concluded by December 31, 2011. During the current fiscal quarter and six-month period, the Company accrued $0.5 million and $0.8 million, respectively, for the reduction of employees. As of September 30, 2010, the Company has cumulatively accrued $27.2 million under this plan. The Company expects to incur additional restructuring costs for this and other programs of approximately $3.4 million in fiscal 2011.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in restructuring accruals are summarized as follows (in millions):

	Fiscal Quarter Ended September 30, 2010	Fiscal Quarter Ended September 30, 2009	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009
Balance at beginning of period	$11.3	$10.7	$15.9	$9.1
Accrual of new committed/announced programs	0.6	2.3	1.2	8.7
Cash payments	(0.5)	(1.5)	(4.4)	(6.6)
Foreign currency translation adjustment	1.3	0.5	—	0.8

Balance at end of period	$12.7	$12.0	$12.7	$12.0

Current portion	$9.7	$10.1	$9.7	$10.1
Non-current portion	3.0	1.9	3.0	1.9

Total	$12.7	$12.0	$12.7	$12.0

Restructuring accruals are reflected within current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. As of September 30, 2010, restricted cash of $4.2 million, consisting of $2.0 million classified as other long-term assets and $2.2 million classified as prepayments and other current assets in the accompanying consolidated balance sheet, was earmarked to fund the Company’s early retirement contracts for certain of its German employees.

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

Changes in product warranty reserves are summarized as follows (in millions):

	Fiscal Quarter Ended September 30, 2010	Fiscal Quarter Ended September 30, 2009	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009
Balance at beginning of period	$12.1	$13.8	$11.9	$13.7
Warranty provision	2.2	1.1	5.5	3.0
Settlements made	(3.0)	(2.0)	(5.9)	(4.0)
Foreign currency translation adjustment	0.2	0.1	—	0.3

Balance at end of period	$11.5	$13.0	$11.5	$13.0

Current portion	$10.9	$11.1	10.9	$11.1
Non-current portion	0.6	1.9	0.6	1.9

Total	$11.5	$13.0	$11.5	$13.0

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

Net periodic benefit cost for the German pension plan consists of the following (in millions):

	Fiscal Quarter Ended September 30, 2010	Fiscal Quarter Ended September 30, 2009	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009
Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	0.7	0.7	1.3	1.4

Net periodic benefit cost	$1.0	$1.0	$1.9	$2.0

Net periodic pension cost for the U.S. pension plan consists of the following (in millions):

	Fiscal Quarter Ended September 30, 2010	Fiscal Quarter Ended September 30, 2009	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009
Service cost	$0.2	$0.3	$0.5	$0.5
Interest cost	0.1	0.1	0.2	0.2
Expected return on plan assets	(0.1)	(0.1)	(0.2)	(0.1)

Net periodic benefit cost	$0.2	$0.3	$0.5	$0.6

The Company expects to continue to make contributions sufficient to fund benefits paid under its U.S. pension plan. The Company contributed approximately $0.6 million in the first half of fiscal 2011 to its U.S. plan. Total contributions for the current fiscal year will approximate $1.1 million, and further contributions may be made at the Company’s discretion.

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

Reporting Segment Products

Reporting Segment	Major Products
Utility Infrastructure and Related Communication Systems	Fixed network AMI, AMR systems; commercial and residential water, gas, electric and heat meters used by utilities. Fixed network AMI systems include communications technology, hardware and software. AMR systems include handheld and mobile radio-frequency reading systems. All AMI and meter reading system solutions include installation services and ongoing systems support.

All Other	Pipe joining, tapping and repair products that consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used by utilities in pipe joining and pipe repair applications. Die casting products that consist of high quality thin-wall, low porosity aluminum die castings, generally targeting the automotive industry and gas utility markets.

The following table provides revenue, operating income and pre-tax (loss) income for each segment (in millions):

	Fiscal Quarter Ended September 30, 2010	Fiscal Quarter Ended September 30, 2009	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009
Segment revenue
Utility infrastructure and related communication systems	$170.6	$170.3	$363.3	$339.2
All other	32.7	33.9	65.2	61.3
Eliminations	(0.1)	(0.2)	(0.5)	(1.1)

Total	$203.2	$204.0	$428.0	$399.4

Operating income (loss)
Utility infrastructure and related communication systems	$9.3	$8.8	$26.6	$13.2
All other	(2.4)	(5.6)	(3.6)	(6.0)

Total	$6.9	$3.2	$23.0	$7.2

(Loss) income before income taxes
Utility infrastructure and related communication systems	$8.5	$7.8	$25.1	$13.4
All other	(13.5)	(16.5)	(25.0)	(25.6)

Total	$(5.0)	$(8.7)	$0.1	$(12.2)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Regions. Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales to Third Parties		Long-Lived Assets
	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009	September 30, 2010	March 31, 2010
North America	$296.3	$279.3	$72.9	$73.4
Europe, Middle East, Africa	101.3	94.0	36.9	38.2
South America	8.2	7.8	1.9	1.7
Asia	22.2	18.3	22.3	21.6

Total	$428.0	$399.4	$134.0	$134.9

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. Long-lived assets include property, plant and equipment, net.

10. Comprehensive (Loss) Income

Comprehensive (loss) income consists of the following (in millions):

	Fiscal Quarter Ended September 30, 2010	Fiscal Quarter Ended September 30, 2009	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009
Consolidated net loss	$(4.0)	$(6.2)	$(1.5)	$(8.9)
Other comprehensive income (loss):
Foreign currency translation adjustment	1.2	1.0	1.2	1.9
Defined benefit pension adjustment	0.1	—	0.1	—
Net gain on interest rate swaps, net of tax	0.1	0.7	0.6	1.0

Consolidated comprehensive (loss) income	$(2.6)	$(4.5)	$0.4	$(6.0)

Comprehensive income attributable to the noncontrolling interest	$(0.3)	$(0.6)	$(0.8)	$(1.4)

Comprehensive loss attributable to controlling interest	$(2.9)	$(5.1)	$(0.4)	$(7.4)

11. Income Taxes

Income tax (benefit) expense for the fiscal quarter and six months ended September 30, 2010 reflects the Company’s pre-tax (loss) income based on the Company’s estimated annual effective tax rate.

The Company had $4.0 million of unrecognized tax benefits as of September 30, 2010, including interest and penalties, $3.3 million of which is reflected in other long-term liabilities on the accompanying consolidated balance sheet. The total amount of net unrecognized tax benefits that, if recognized in a future period, would affect the effective rate was $4.1 million as of September 30, 2010.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2010 and March 31, 2010, the Company accrued $1.1 million and $0.9 million, respectively, in other long-term liabilities for interest and penalties.

Due to the expiration of foreign and state statutes of limitations, settlements with tax authorities and tax law changes, it is reasonably possible that the Company’s net unrecognized tax benefits may change within the next 12 months but would be immaterial.

As of April 1, 2010, the Company is subject to foreign and U.S. federal income tax examination for fiscal years ending March 31, 2007 through 2010, and it is subject to U.S. state and local income tax examination for fiscal years ending March 31, 2006 through 2010. Presently, the Company is under audit in two U.S. jurisdictions and one foreign jurisdiction.

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

The Company is unable to estimate the amount of its exposure, if any, related to the foregoing claims that are pending at this time. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s results of operations or financial position.

On September 30, 2010, the Company settled two patent infringement lawsuits previously filed against the Company by IP Co., LLC (“IP Co.”) and SIPCO, LLC (“SIPCO”) in the U.S. District Court for the Eastern District of Texas. The lawsuits generally alleged that the Company’s FlexNet System infringed upon patents owned by IP Co. and SIPCO. As part of the settlement, the Company agreed to pay IP Co. and SIPCO approximately $4 million, payable in two installments, for a non-exclusive license to use certain patents owned by IP Co. and SIPCO. The first installment payment of approximately $2 million was paid by the Company in October 2010 and the second installment payment of approximately $2 million is payable by the Company on or before December 29, 2010. Under the transaction the Company expensed $0.8 million of patent settlement costs in the fiscal quarter ended September 30, 2010 that was related to benefits received by the Company in and prior to that period.

On October 8, 2010, the Company entered into a settlement agreement with one of its customers relating to the Company’s alleged failure to meet certain product, service and software specifications and performance schedules set forth in the underlying master purchase and related support agreements (collectively, the “Infrastructure Agreements”). In connection with this settlement, the Company has agreed to pay the customer $3.3 million on or before December 22, 2010, representing retroactive product credits. In addition, the Company has committed to provide the customer with approximately $5.9 million of future per unit product discounts. In the event that one or more of the Infrastructure Agreements is terminated due to a material breach by the Company prior to certain contract dates, the Company will be obligated to pay the customer liquidated damages equal to the sum of the present values of certain software fees, annual fees, installment payments or aggregate discounts, as applicable, coming due to the Company, or, in the case of aggregate discounts, owed to the customer, after the relevant termination date. As of September 30, 2010, the Company has deferred revenues of approximately $15 million related to this commitment.

The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At September 30, 2010, the Company had $14.1 million of letters of credit outstanding that had not been drawn upon with expiration dates ranging from one month to 12 months.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

13. Debt

The Company’s total indebtedness outstanding consists of the following (in millions):

	September 30, 2010	March 31, 2010
Current portion of U.S. term loan facility	$8.7	$22.7
Short-term borrowings	51.0	4.9

Total current portion of long-term debt	59.7	27.6
U.S. term loan facility	162.5	163.3
Senior subordinated notes	275.0	275.0

Total long-term debt	437.5	438.3

Total debt	$497.2	$465.9

14. Stock-Based Compensation

Sensus 1 maintains a Restricted Share Plan (the “Plan”) that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer, repurchase rights and other limitations as set forth in the related management subscription and shareholders’ agreement. As of September 30, 2010, there were 2,000,000 restricted shares of Sensus 1 authorized and 999,000 shares issued and outstanding. The outstanding restricted shares were purchased for $0.01 of cash consideration, the amount determined to be the fair market value at the date of issuance. No awards were granted under the Plan in the fiscal quarters and six months ended September 30, 2010 and 2009.

The Company accounts for its compensation cost related to share-based payment transactions based on estimated fair values. The Company performed a fair value analysis of its restricted shares as of the grant date and determined that no compensation expense was required to be recorded. For each reporting period, the Company performs an evaluation of its contingent repurchase rights on an individual employee-by-employee basis. If the Company’s contingent repurchase features become probable, the Company will assess whether liability classification is appropriate. No compensation expense related to the Plan was recognized for the fiscal quarters and six months ended September 30, 2010 and 2009.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 19, 2007, the Company’s board of directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”), as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option Agreement. The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 2,000,000 shares of Sensus 1 Class B common stock are authorized for issuance upon exercise of options granted pursuant to the Option Plan. The options awarded under the Option Plan have a contractual term of 10 years, and are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant, and vesting may accelerate upon the occurrence of certain stated liquidity events. During the fiscal quarter and six months ended September 30, 2010, 83,000 and 139,000 stock options were granted and 18,500 and 60,000 were forfeited under the Option Plan, respectively. As of September 30, 2010, 196,400 of the 1,115,500 options outstanding under the Option Plan were vested.

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

The following table summarizes each of these variables for grants of stock options during the fiscal quarters and six months ended September 30, 2010 and 2009:

	Fiscal Quarter Ended September 30, 2010	Fiscal Quarter Ended September 30, 2009	Six Months Ended September 30, 2010	Six months Ended September 30, 2009
Expected volatility	47.9%	48.4%	47.9%	48.4%
Expected term (in years)	5	5	5	5
Risk-free rate	1.7%	2.6%	1.7 – 2.0%	2.6%
Expected dividends	—	—	—	—

A summary of option activity during the six months ended September 30, 2010 is presented in the table below:

	Option shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term in years
Outstanding at March 31, 2010	1,036	$5.82	8.41
Granted	139	7.50	—
Exercised	—	—	—
Forfeited	(60)	—	—

Outstanding at September 30, 2010	1,115	$6.02	8.12

Exercisable at September 30, 2010	196	$5.50	7.01

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The compensation committee of the Company’s board of directors (the “Compensation Committee”) determines the exercise price at the time of grant. For grants during the fiscal quarter and six months ended September 30, 2010, the exercise price was $7.50. Stock compensation expense recognized in the fiscal quarters and six months ended September 30, 2010 and 2009 was immaterial. Unrecognized stock compensation expense as of September 30, 2010 is $0.7 million, which is expected to be recognized over a weighted-average period of approximately three years.

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

15. Guarantor Subsidiaries

The following tables present the condensed consolidating balance sheets at September 30, 2010 (unaudited) and March 31, 2010 and unaudited statements of operations and cash flows for the fiscal quarters and six months ended September 30, 2010 and 2009, as applicable, for a) Sensus 2 (referred to as Parent), b) Sensus USA Inc. (“Sensus USA”), the issuer of the Notes (referred to as Issuer), c) on a combined basis, the subsidiaries of Sensus 2 that are guaranteeing the Notes (referred to as Guarantor Subsidiaries) and d) on a combined basis, the subsidiaries of Sensus 2 that are not guaranteeing the Notes (referred to as Non-Guarantor Subsidiaries). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because Sensus USA and the Guarantor Subsidiaries are 100% owned by Sensus 2, the guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets (unaudited)

September 30, 2010

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$11.9	$0.4	$28.6	$—	$40.9
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	43.1	13.3	44.2	—	100.6
(To) from affiliates	(1.2)	32.8	(2.5)	(29.1)	—	—
Other	—	—	0.6	—	—	0.6
Inventories, net	—	28.6	12.6	29.4	—	70.6
Prepayments and other current assets	—	2.7	2.4	9.1	—	14.2
Deferred income taxes	—	4.6	14.5	—	—	19.1
Deferred costs	—	5.5	—	—	—	5.5

Total current assets	(1.2)	129.2	41.3	82.2	—	251.5

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	50.6	21.3	62.1	—	134.0
Intangible assets, net	—	144.2	7.7	32.2	—	184.1
Goodwill	—	391.1	40.6	27.5	—	459.2
Investment in subsidiaries	637.0	188.2	—	—	(825.2)	—
Deferred income taxes	—	0.5	15.3	—	—	15.8
Deferred costs	—	1.7	—	—	—	1.7
Other long-term assets	0.5	20.9	0.5	2.6	—	24.5

Total assets	$636.3	$1,359.6	$126.7	$235.7	$(1,287.5)	$1,070.8

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$51.7	$6.5	$27.9	—	$86.1
Accruals and other current liabilities	—	53.1	3.2	42.6	—	98.9
Current portion of long-term debt	—	8.7	—	—	—	8.7
Short-term borrowings	—	38.5	—	12.5	—	51.0
Income taxes payable	—	6.3	(6.7)	0.4	—	—
Restructuring accruals	—	—	—	9.7	—	9.7
Deferred revenue	—	32.2	—	0.2	—	32.4

Total current liabilities	—	190.5	3.0	93.3	—	286.8

Notes payable to affiliates	462.3	61.3	(66.8)	5.5	(462.3)	—
Long-term debt, less current portion	—	437.5	—	—	—	437.5
Pensions	—	1.3	1.6	51.1	—	54.0
Deferred income taxes	—	61.8	(3.1)	22.9	—	81.6
Deferred revenue	—	9.9	—	—	—	9.9
Other long-term liabilities	—	11.8	5.4	3.9	—	21.1

Total liabilities	462.3	774.1	(59.9)	$176.7	(462.3)	$890.9

Stockholders’ equity	174.0	585.5	186.6	59.0	(825.2)	179.9

Total liabilities and stockholders’ equity	$636.3	$1,359.6	$126.7	$235.7	$(1,287.5)	$1,070.8

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2010

(in millions)

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended September 30, 2010

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$107.4	$26.1	$73.5	$(3.8)	$203.2
Cost of sales	—	83.2	20.4	46.1	(3.8)	145.9

Gross profit	—	24.2	5.7	27.4	—	57.3

Selling, general and administrative expenses	—	27.6	2.1	14.7	—	44.4
Restructuring costs	—	—	—	1.9	—	1.9
Amortization of intangible assets	—	3.0	—	0.4	—	3.4
Other operating expense (income), net	—	1.0	—	(0.3)	—	0.7

Operating (loss) income	—	(7.4)	3.6	10.7	—	6.9

Non-operating (expense) income:
Interest (expense) income, net	—	(10.3)	0.1	(0.9)	—	(11.1)
Equity in (loss) earnings of subsidiaries	(4.3)	5.1	—	—	(0.8)	—
Other expense, net	—	—	—	(0.8)	—	(0.8)

(Loss) income before income taxes	(4.3)	(12.6)	3.7	9.0	(0.8)	(5.0)

(Benefit) provision for income taxes	—	—	(1.9)	0.9	—	(1.0)

Consolidated net (loss) income	(4.3)	(12.6)	5.6	8.1	(0.8)	(4.0)

Less: Net income attributable to the noncontrolling interest	—	—	—	(0.3)	—	(0.3)

Net (loss) income attributable to controlling interest.	$(4.3)	$(12.6)	$5.6	$7.8	$(0.8)	(4.3)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Six Months Ended September 30, 2010

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$243.8	$51.7	$140.3	$(7.8)	$428.0
Cost of sales	—	180.1	40.9	94.3	(7.8)	307.5

Gross profit	—	63.7	10.8	46.0	—	120.5

Selling, general and administrative expenses	—	52.9	4.3	29.0	—	86.2
Restructuring costs	—	—	—	2.9	—	2.9
Amortization of intangible assets	—	5.8	0.1	0.8	—	6.7
Other operating expense (income), net	—	2.0	—	(0.3)	—	1.7

Operating income	—	3.0	6.4	13.6	—	23.0

Non-operating (expense) income:
Interest (expense) income, net	—	(20.8)	0.2	(1.8)	—	(22.4)
Equity in (loss) earnings of subsidiaries	(2.3)	5.9	—	—	(3.6)	—
Other expense, net	—	—	—	(0.5)	—	(0.5)

(Loss) income before income taxes	(2.3)	(11.9)	6.6	11.3	(3.6)	0.1

Provision for income taxes	—	—	—	1.6	—	1.6

Consolidated net (loss) income	(2.3)	(11.9)	6.6	9.7	(3.6)	(1.5)

Less: Net income attributable to the noncontrolling interest	—	—	—	(0.8)	—	(0.8)

Net (loss) income attributable to controlling interest.	$(2.3)	$(11.9)	$6.6	$8.9	$(3.6)	$(2.3)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended September 30, 2009

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	—	$115.7	$27.0	$65.4	$(4.1)	$204.0
Cost of sales	—	85.1	22.0	47.6	(4.1)	150.6

Gross profit	—	30.6	5.0	17.8	—	53.4

Selling, general and administrative expenses	—	20.0	2.2	14.4	—	36.6
Restructuring costs	—	0.2	—	2.8	—	3.0
Amortization of intangible assets	—	2.5	0.1	0.4	—	3.0
Loss or debt extinguishment	—	5.9	—	—	—	5.9
Other operating expense, net	—	1.7	—	—	—	1.7

Operating income	—	0.3	2.7	0.2	—	3.2

Non-operating (expense) income:
Interest (expense) income, net	—	(11.0)	0.1	(0.8)	—	(11.7)
Equity in (loss) earnings of subsidiaries	(6.6)	5.9	—	—	0.7	—
Other income (expense), net	—	0.1	—	(0.3)	—	(0.2)

(Loss) income before income taxes	(6.6)	(4.7)	2.8	(0.9)	0.7	(8.7)

Provision (benefit) for income taxes	—	0.4	(3.4)	0.5	—	(2.5)

Consolidated net (loss) income	(6.6)	(5.1)	6.2	(1.4)	0.7	(6.2)

Less: Net income attributable to the noncontrolling interest	—	—	—	(0.6)	—	(0.6)

Net (loss) income attributable to controlling interest.	$(6.6)	$(5.1)	$6.2	$(2.0)	$0.7	$(6.8)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Six Months Ended September 30, 2009

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$231.3	$49.1	$127.3	$(8.3)	$399.4
Cost of sales	—	172.7	39.1	92.7	(8.3)	296.2

Gross profit	—	58.6	10.0	34.6	—	103.2

Selling, general and administrative expenses	—	39.4	4.3	28.3	—	72.0
Restructuring costs	—	0.4	—	9.4	—	9.8
Amortization of intangible assets	—	4.9	0.1	0.8	—	5.8
Loss or debt extinguishment	—	5.9	—	—	—	5.9
Other operating expense, net	—	2.5	—	—	—	2.5

Operating income (loss)	—	5.5	5.6	(3.9)	—	7.2

Non-operating (expense) income:
Interest (expense) income, net	—	(19.3)	0.2	(1.6)	—	(20.7)
Equity in (loss) earnings of subsidiaries	(10.2)	11.0	—	—	(0.8)	—
Other income, net	—	—	—	1.3	—	1.3

(Loss) income before income taxes	(10.2)	(2.8)	5.8	(4.2)	(0.8)	(12.2)

Provision (benefit) for income taxes	—	1.2	(5.7)	1.2	—	(3.3)

Consolidated net (loss) income	(10.2)	(4.0)	11.5	(5.4)	(0.8)	(8.9)

Less: Net income attributable to the noncontrolling interest	—	—	—	(1.4)	—	(1.4)

Net (loss) income attributable to controlling interest.	$(10.2)	$(4.0)	$11.5	$(6.8)	$(0.8)	$(10.3)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Six Months Ended September 30, 2010

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Consolidated net (loss) income	$(2.3)	$(11.9)	$6.6	$9.7	$(3.6)	$(1.5)
Non-cash adjustments	—	16.0	3.2	6.3	—	25.5
Undistributed equity in loss (earnings) of subsidiaries	2.3	(5.9)	—	—	3.6	—
Changes in operating assets and liabilities	—	10.7	(8.5)	(27.5)	—	(25.3)

Net cash provided by (used in) operating activities	—	8.9	1.3	(11.5)	—	(1.3)

Investing activities
Expenditures for property, plant and equipment and software development costs	—	$(13.9)	(0.9)	(3.6)	—	(18.4)
Acquisitions	—	(29.6)	—	—	—	(29.6)

Net cash used in investing activities	—	(43.5)	(0.9)	(3.6)	—	(48.0)

Financing activities
Increase in short-term borrowings	—	38.5	—	7.5	—	46.0
Principal payments on debt	—	(14.8)	—	—	—	(14.8)

Net cash provided by financing activities	—	23.7	—	7.5	—	31.2

Effect of exchange rate changes on cash	—	—	—	(0.2)	—	(0.2)

(Decrease) increase in cash and cash equivalents	—	(10.9)	0.4	(7.8)	—	(18.3)
Cash and cash equivalents at beginning of year	$—	$22.8	$—	$36.4	$—	$59.2

Cash and cash equivalents at end of period	$—	$11.9	$0.4	$28.6	$—	$40.9

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Six Months Ended September 30, 2009

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Consolidated net (loss) income	$(10.2)	$(4.0)	$11.5	$(5.4)	$(0.8)	$(8.9)
Non-cash adjustments	—	20.5	(5.8)	5.6	—	20.3
Undistributed equity in loss (earnings) of subsidiaries	10.2	(11.0)	—	—	0.8	—
Changes in operating assets and liabilities	—	(2.4)	(4.2)	13.4	—	6.8

Net cash provided by operating activities	—	3.1	1.5	13.6	—	18.2

Investing activities
Expenditures for property, plant and equipment and software development costs	—	(17.2)	(1.4)	(4.1)	—	(22.7)
Acquisitions	—	(20.2)	—	—	—	(20.2)

Net cash used in investing activities	—	(37.4)	(1.4)	(4.1)	—	(42.9)
Financing activities
Proceeds from debt issuance	—	35.0	—	—	—	35.0
Debt issuance costs	—	(8.8)	—	—	—	(8.8)
Purchase of noncontrolling equity interest	—	—	—	(6.0)	—	(6.0)
Principal payments on debt	—	(0.4)	—	—	—	(0.4)

Net cash provided by (used in) financing activities	—	25.8	—	(6.0)	—	19.8
Effect of exchange rate changes on cash	—	—	—	1.0	—	1.0

(Decrease) increase in cash and cash equivalents	—	(8.5)	0.1	4.5	—	(3.9)
Cash and cash equivalents at beginning of year	$—	$14.1	$—	$23.8	$—	$37.9

Cash and cash equivalents at end of period	$—	$5.6	$0.1	$28.3	$—	$34.0

16. Subsequent Event

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to us are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, sales, cash flow and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters, other than those of historical fact, are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may turn out to be incorrect. Our actual results could be materially different from our expectations because of various risks. These risks include any future restatements of our consolidated financial statements, our inability to maintain effective internal controls over financial reporting, our susceptibility to macroeconomic downturns in the United States and abroad, conditions in the residential, commercial and industrial construction markets and in the automotive industry, our dependence on new product development and intellectual property, and our dependence on independent distributors and third-party contract manufacturers, automotive vehicle production levels and schedules, our substantial financial leverage, debt service and other cash requirements, liquidity constraints and risks related to future growth and expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation, our ability to integrate acquired companies, general economic and business conditions, competition, adverse changes in the regulatory or legislative environment in which we operate, customer cancellations and other factors beyond our control

Effective April 1, 2010, we elected to change our quarterly reporting period to be based on the calendar quarter end. Prior to April 1, 2010, we operated on a 13-week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half year, which is September 30. The three-month period ended September 30, 2010 includes three fewer days than the 13-week period of the corresponding period of the prior fiscal year as a result of transitioning to the new reporting period. The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements for the fiscal quarter ended September 30, 2010 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2010 and related notes thereto included in our Annual Report on Form 10-K/A filed with the SEC on December 17, 2010.

Unless the context otherwise indicates or requires, the use in this Quarterly Report on Form 10-Q of the terms “we,” “us,” “our” or the “Company” refers to Sensus (Bermuda 2) Ltd. and its consolidated subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts to the nearest hundred thousand dollars.

Restatement

On December 17, 2010, we restated our consolidated financial statements for the fiscal years ended March 31, 2010 and 2009 and the fiscal quarter ended June 30, 2010, in each case in connection with our previously announced internal review of our revenue recognition practices and other accounting matters. We filed these restated consolidated financial statements with the SEC on December 17, 2010 in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2010 and our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010. The following discussion and analysis of our financial condition and results of operation incorporates restated financial data contained in such financial statements.

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

Telemetric. On June 30, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of Telemetric for approximately $11.7 million, including $6.8 million in cash at closing and $1.0 million payable within approximately one year of the closing date of the related asset purchase agreement, of which $0.7 million was paid to Telemetric in fiscal 2010 and $0.3 million in fiscal 2011. Additional cash consideration may become payable based on the performance of the acquired business through June 2013. Acquisition-date fair value for this contingent consideration is estimated at $3.9 million. Payments on an undiscounted basis are projected to be $5.8 million and are subject to a $12 million cap. A payment of $1 million for the contingent consideration was made in fiscal 2011. The Company financed the transaction primarily with cash on hand and borrowings under its senior credit facilities. Telemetric provides utilities with distribution automation systems that use commercial cellular networks and PowerVistaTM , a web-based software application. This acquisition provides the Company with a significant and established presence in the distribution automation portion of the utility landscape and augments the Company’s AMI and Smart Grid solutions. See Note 2 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report.

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

The Company is required to make additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $15.8 million for the six months ended September 30, 2010 and $25.6 million cumulatively, net of $47.2 million paid in accordance with the purchase agreement ($0.9 million in fiscal 2008, $4.6 million in fiscal 2009, $13.4 million in fiscal 2010 and $28.3 million in fiscal 2011). In the accompanying consolidated balance sheet as of September 30, 2010, $17.6 million is classified as accruals and other current liabilities and $8.0 million is classified as other long-term liabilities. The offset to these accrued amounts reflects additional purchase price and is classified as goodwill.

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

Other Information about Our Business

The following table presents, as of the dates indicated, additional information about our operations and business:

	Fiscal Quarter Ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 29, 2009	September 30, 2009	June 27, 2009
Total net sales (in millions)	$203.2	$224.8	$256.3	$188.7	$204.0	$195.4
Employees	3,787	3,776	3,838	3,642	3,707	3,671

For Backlog, Results of Operations and Liquidity and Capital Resources, all dollar amounts and variances in the narrative discussions are rounded to millions; however, percentages are calculated based on dollar amounts depicted in the tables.

Backlog

The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders. Total backlog at each of September 30, 2010 and 2009 was $106 million. Total backlog at September 30, 2010 and 2009 included $2 million and $1 million of unfavorable currency effects, respectively. Eliminating the currency impacts, total backlog at September 30, 2010 would have been $108 million representing a $1 million increase compared with the end of the prior corresponding fiscal quarter. In addition, at September 30, 2010, the Company cumulatively had approximately 11 million AMI electric and gas endpoints under long-term contracts, of which approximately 7 million endpoints had been shipped. The potential aggregate future revenue of unshipped endpoints and services under these contracts was approximately $502 million at September 30, 2010, of which approximately $27 million is included in backlog. No assurance can be made that firm purchase orders will be placed under these contracts.

Results of Operations

The following table provides summary results of operations of the Company for the periods presented:

(dollars in millions)	Fiscal Quarter Ended September 30, 2010%		Fiscal Quarter Ended September 30, 2009%		Six Months Ended September 30, 2010%		Six Months Ended September 30, 2009%
Net sales	$203.2	100%	$204.0	100%	$428.0	100%	$399.4	100%
Gross profit	57.3	28%	53.4	26%	120.5	28%	103.2	26%
Selling, general and administrative expenses	44.4	22%	36.6	18%	86.2	20%	72.0	18%
Restructuring costs	1.9	1%	3.0	1%	2.9	1%	9.8	3%
Amortization of intangible assets	3.4	2%	3.0	1%	6.7	2%	5.8	1%
Loss on debt extinguishment	—	—	5.9	3%	—	—	5.9	1%
Other operating expense, net	0.7	—	1.7	1%	1.7	—	2.5	1%

Operating income	6.9	3%	3.2	2%	23.0	5%	7.2	2%
Interest expense, net	(11.1)	(5)%	(11.7)	(6)%	(22.4)	(5)%	(20.7)	(5)%
Other (expense) income, net	(0.8)	—	(0.2)	—	(0.5)	—	1.3	—

(Loss) income before income taxes	(5.0)	(2)%	(8.7)	(4)%	0.1	—	(12.2)	(3)%
(Benefit) provision for income taxes	(1.0)	—	(2.5)	(1)%	1.6	—	(3.3)	(1)%

Consolidated net loss	(4.0)	(2)%	(6.2)	(3)%	(1.5)	—	(8.9)	(2)%
Less: Net income attributable to the noncontrolling interest	(0.3)	—	(0.6)	—	(0.8)	—	(1.4)	—

Net loss attributable to controlling interest	$(4.3)	(2)%	$(6.8)	(3)%	$(2.3)	—	$(10.3)	(2)%

Fiscal Quarter and Six Months Ended September 30, 2010 Compared with Fiscal Quarter and Six Months Ended September 30, 2009

Net Sales.

(dollars in millions)	Fiscal Quarter Ended September 30, 2010	Fiscal Quarter Ended September 30, 2009	Dollar Change	Percent Change	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009	Dollar Change	Percent Change
Net sales	$203.2	$204.0	$(0.8)	—	$428.0	$399.4	$28.6	7%

Net sales for the fiscal quarter ended September 30, 2010 decreased slightly compared to the prior corresponding fiscal quarter due to the timing of major smart grid implementation milestones on large contracts. This was partially offset by a combination of increased sales on our core metrology products and revenue from the license of water metering technology for $8 million. Net sales outside North America were favorably impacted primarily by improving market conditions compared to the prior corresponding fiscal quarter and six-month period.

For the six months ended September 30, 2010, net sales were higher than the prior corresponding period due to improving market conditions for our core metrology businesses and revenue from the license for water metering technology referenced above.

Our top ten customers accounted for approximately 33% of net sales for the six months ended September 30, 2010, and no individual customer accounted for more than 10% of net sales.

Gross Profit.

(dollars in millions)	Fiscal Quarter Ended September 30, 2010	Fiscal Quarter Ended September 30, 2009	Dollar Change	Percent Change	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009	Dollar Change	Percent Change
Gross profit	$57.3	$53.4	$3.9	7%	$120.5	$103.2	$17.3	17%
Gross profit as a percent of net sales	28%	26%	—	8%	28%	26%	—	8%

Gross profit in dollars and as a percent of net sales for the current fiscal quarter increased from the prior corresponding fiscal quarter principally due to the license revenue described above, partially offset by the timing of major smart grid implementation milestones on large contracts. Gross profit in dollars and as a percent of net sales improved for the six-month period ended September 30, 2010 compared to the prior corresponding fiscal period due to improved product volume, product mix, operating scale, efficiency gains and the aforementioned license revenue.

Selling, General and Administrative (“SG&A”) Expenses.

(dollars in millions)	Fiscal Quarter Ended September 30, 2010	Fiscal Quarter Ended September 30, 2009	Dollar Change	Percent Change	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009	Dollar Change	Percent Change
SG&A expenses	$44.4	$36.6	$7.8	21%	$86.2	$72.0	$14.2	20%
SG&A expenses as a percent of net sales	22%	18%	—	22%	20%	18%	—	11%

SG&A expenses for the fiscal quarter and six months ended September 30, 2010 were higher than the prior corresponding fiscal periods as the Company’s cost structure reflects increased investment for research and development and infrastructure to support marketing strategies and customer obligations. In addition, the Company’s legal fees increased from the corresponding periods due to legal defense associated with intellectual property matters.

Restructuring Costs. Restructuring costs for the fiscal quarter and six months ended September 30, 2010 were $2 million and $3 million, respectively, and $3 million and $10 million for the prior corresponding periods, respectively. Restructuring costs primarily were due to the restructuring alignment activities associated with our manufacturing operations.

Amortization of Intangible Assets. Amortization expense relates primarily to the intangible assets consisting of non-competition agreements, customer relationships and other intangible assets recorded at the time of the acquisition of Invensys Metering Systems and the intangible assets consisting of developed technology recorded as a result of the AMDS acquisition. Amortization of intangible assets for the fiscal quarter ended September 30, 2010 was comparable to the fiscal quarter ended September 30, 2009 at $3 million and increased to $7 million for the current six-month period from $6 million for the prior corresponding six-month period due to the change in one of the tradenames from indefinite-lived to definite-lived.

Other Operating Expense, Net. Other operating expense, net of $1 million for the fiscal quarter and six months ended September 30, 2010 primarily consisted of recurring management fees for The Jordan Company, L.P. In the fiscal quarter and six months ended September 30, 2009, the Company also recorded approximately $1 million of acquisition costs related to the Telemetric acquisition, the purchase of the PDC Rongtai noncontrolling interest and an unconsummated acquisition.

Interest Expense, Net. Interest expense, net decreased approximately $1 million for the fiscal quarter ended September 30, 2010 as compared to the prior corresponding period. The decrease resulted from a change in the type of debt held, as the Company’s term debt has been paid down, interest rate swaps have expired and short-term borrowings have increased compared to the prior corresponding quarter. Interest expense, net increased approximately $2 million for the six months ended September 30, 2010 compared to the prior corresponding period and reflects the increase in interest rates related to the amendment to our senior credit facilities in July 2009 and an increase in the average outstanding balance of the Company’s term debt, partially offset by the expiration of interest rate swaps.

Other (Expense) Income, Net. Other expense, net was less than $1 million for the fiscal quarter and six months ended September 30, 2010. Other (expense) income, net was less than $(1) million and $1 million for the prior corresponding periods. Other (expense) income, net principally relates to net transactional foreign currency gains and losses.

(Benefit) Provision for Income Taxes. Income tax benefit was $1 million and $2 million for the fiscal quarters ended September 30, 2010 and 2009, respectively. Income tax provision was approximately $2 million for the six months ended September 30, 2010 and income tax benefit was $3 million for the six months ended September 30, 2009 and reflects the Company’s pre-tax (loss) income based on the Company’s estimated annual effective tax rate.

Consolidated Net ( Loss) Income. Consolidated net loss of $4 million decreased $2 million for the fiscal quarter ended September 30, 2010 compared to the fiscal quarter ended September 30, 2009. Consolidated net loss of $2 million for the fiscal six months ended September 30, 2010 decreased $7 million compared to the fiscal six months ended September 30, 2009, as a result of the factors described above.

Net Income Attributable to the Noncontrolling Interest. Net income attributable to the noncontrolling interest relates to the Company’s partner’s share of income or loss from our joint venture entities. The Company holds joint venture interests in entities in the Ukraine (51%), Algeria (55%) and China (55%). On September 29, 2009, the Company purchased the noncontrolling interest of PDC Rongtai. See Note 2 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report. Net income attributable to the noncontrolling interest decreased slightly for the current fiscal quarter and six-month period as compared to the prior corresponding periods primarily due to the impact of the purchase of PDC Rongtai described above, partially offset by the net improved results of operations of our remaining joint ventures.

Net Loss Attributable to Controlling Interest. Net loss attributable to controlling interest of $4 million and $2 million for the fiscal quarter and six months ended September 30, 2010, respectively, decreased $3 million and $8 million compared to the fiscal quarter and six months ended September 30, 2009, respectively, as a result of the factors described above.

Liquidity and Capital Resources

During the six months ended September 30, 2010, we funded our operating, investing and financing requirements through cash on hand and short-term borrowings on our revolving credit facilities.

Net cash flow (used in) provided by operating activities in the six months ended September 30, 2010 and 2009 was $(1) million and $18 million, respectively. The $19 million decrease in the current six-month period compared to the prior corresponding six-month period was primarily driven by payments of accrued expenses and accounts payable, partially offset by decreased accounts receivable as a result of improved collections.

Cash expenditures for restructuring for the six months ended September 30, 2010 and 2009 were $6 million and $8 million, respectively, and were reflected within cash used in operations. As of September 30, 2010, we had $13 million of restructuring accruals reflected on our consolidated balance sheet within current liabilities and other long-term liabilities. Additional cash restructuring expenses of approximately $3 million are expected to be incurred in fiscal 2011.

Cash used in investing activities were $48 million and $43 million for the six months ended September 30, 2010 and 2009, respectively. For the current and prior corresponding six-month periods, expenditures for property, plant and equipment (“PP&E”) were $13 million and $14 million, respectively, of which 30% and 42%, respectively, reflected investment in the AMI business. PP&E expenditures were comprised of equipment, molds and tooling for replacement and cost efficiency, and maintenance, safety and expansion that extend useful lives. We incurred software development costs related to the AMI business of $3 million and $4 million in the six-month periods ended September 30, 2010 and 2009, respectively. For the remainder of fiscal 2011, we expect to make expenditures for PP&E, software development costs and intangible assets of approximately $19 million, reflecting our continuing emphasis on a growth-oriented investment program.

Net cash provided by financing activities was $31 million and $20 million for the six months ended September 30, 2010 and 2009, respectively. Net cash provided by financing activities for the current six-month period consisted of $46 million of proceeds from borrowings on our revolving credit facilities, partially offset by $15 million of principal payments on the Company’s term loan facilities. Net cash provided by financing activities in the prior corresponding six-month period consisted primarily of $35 million of proceeds from debt issuance, partially offset by $9 million of debt issuance costs related to the amendment of the senior credit facilities and $6 million for the purchase of the PDC Rongtai noncontrolling interest on September 29, 2009.

We maintain senior credit facilities that provide for senior secured financing totaling $241 million, consisting of one U.S. term loan facility in the amount of $171 million and two revolving credit facilities in an aggregate amount of $70 million, under which $54 million is available in the form of U.S. dollar-denominated loans and $16 million is available in the form of U.S. dollar-, euro- or U.K. sterling-denominated loans. Borrowing costs for the revolving loans and approximately $164.1 million of term loans with a maturity date of June 3, 2013 are based on variable rates tied to adjusted LIBOR, as defined in the credit agreement, plus a 4.5% margin, or the Alternate Base Rate, as defined in the credit agreement, plus 3.5%, which includes, in the case of the revolving loans, a facility fee of 1%. Borrowing costs for approximately $7 million of term loans with a final maturity date of December 17, 2010 are based on variable rates tied to adjusted LIBOR plus a 2% margin. See below for discussion regarding the Company’s total indebtedness at September 30, 2010. The revolving credit facilities mature on December 17, 2012, and the term loan facility matures on June 3, 2013.

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

As of September 30, 2010, we had $497 million of total indebtedness outstanding, consisting of $275 million of senior subordinated notes, $171 million under the U.S. term loan facility and $51 million in short-term borrowings. The increase in short-term borrowings during the current fiscal quarter was due, in part, to the $28 million paid to AMDS related to the performance of the acquired business and approximately $15 million related to ongoing operating requirements for working capital. See Note 2 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report. Interest expense, net, excluding amortization of deferred financing costs, was $23 million for the six months ended September 30, 2010. The next scheduled principal payment on the term loan facility of approximately $7 million is due on December 17, 2010. As of September 30, 2010, $14 million of the facility was utilized in connection with outstanding letters of credit that have not been drawn upon. We were in compliance with all credit facility covenants at September 30, 2010.

We believe that cash on hand and expected cash flows from operations, together with available borrowings under our revolving credit facilities, will provide sufficient funds to enable us to fund our planned capital expenditures, make scheduled principal and interest payments and meet our other cash requirements for the foreseeable future. Our ability to make scheduled payments of principal of, or to pay interest on, or to refinance, our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

In conjunction with the AMDS, Telemetric and PDC Rongtai acquisitions, the Company is legally obligated to satisfy any additional future cash payments, including those that may become payable as a result of the acquired businesses achieving certain financial performance measures. See “Acquisitions” in this Item 2 and Note 2 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report. We believe that expected cash flows from operations, together with available borrowings, will provide sufficient funds to fulfill these obligations.

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

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of September 30, 2010, assets of foreign subsidiaries constituted approximately 20% of total assets. Foreign currency exchange rate exposure is most significant with respect to the euro. Net sales were negatively impacted by the devaluation of foreign currencies, primarily the euro, versus the U.S. dollar by $4.6 million and $6.2 million for the fiscal quarter and six months ended September 30, 2010, respectively, and by $4.5 million and $13.3 million for the prior corresponding periods, respectively.

Currency transaction exposure. Currency transaction exposure arises when a business has transactions denominated in foreign currencies. We have entered into forward contracts that are denominated in foreign currencies, principally euros, to offset the remeasurement impact of currency rate changes on intercompany receivables and payables. These contracts are used to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into derivative instrument transactions for trading or speculative purposes. The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. As of September 30, 2010, we had no foreign currency contracts in place. We expect to continue to utilize forward contracts to manage foreign currency exchange risk in the future as appropriate.

Interest rate risk. Under the terms of the Company’s senior credit facilities, we pay a variable rate of interest based on the London Interbank Offering Rate (“LIBOR”) or the Alternate Base Rate, as defined in the credit agreement, and are subject to interest rate risk as a result of changes in these rates. The Company’s total indebtedness as of September 30, 2010 was $497.2 million, of which $222.2 million bears interest at variable rates. Term loans of $7.0 million under the B-1 tranche bear interest at LIBOR plus a 2% margin. Term loans under the B-3 tranche bear interest, at our option, at Adjusted LIBOR, as defined in the credit agreement, plus a 4.5% margin, or the Alternate Base Rate plus 3.5%. For the B-3 tranche, the credit facility provides for a LIBOR floor of 2.5% and an Alternate Base Rate floor of 3.5%. As of September 30, 2010, $160.0 million of the B-3 tranche was under the LIBOR option and $4.1 million of that tranche was under the Alternate Base Rate option. At September 30, 2010, the weighted-average interest rate on our credit facility borrowings was approximately 6.6%. Holding all other variables constant, a change in the LIBOR interest rate of 1% would have no material impact on annual interest costs.

To hedge exposure to variable interest rates, the Company has previously entered into various interest rate swap agreements in which it received periodic variable interest payments at the three-month LIBOR and made periodic payments at specified fixed rates. See Note 5 under “Notes to Unaudited Consolidated Financial Statements” in Item 1 of this Quarterly Report. As of September 30, 2010, all interest rate swaps have expired.

Item 4. Controls and Procedures

Material Weaknesses Previously Disclosed

As discussed in Item 4 of our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010 and Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2010, management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), identified material weaknesses, significant deficiencies and deficiencies in our internal control over financial reporting for each of the affected periods. Specifically, management determined that (1) there was not an effective control environment in place over the evaluation and effective technical accounting involving the execution of the Company’s revenue recognition practices with respect to multi-element customer contracts associated with our Conservations Solutions business and (2) there were additional accounting errors relating to certain aspects of our financial closing process.

Evaluation of Disclosure Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 15d-15(e) under the Exchange Act promulgated thereunder, our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. In light of the material weaknesses, significant deficiencies and deficiencies in our internal control over financial reporting discussed above, which have not been fully remediated as of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2010. As a result of this conclusion, management performed additional analysis and other post-closing procedures to ensure that the Company’s financial statements have been prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

We did not effect any change in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As disclosed in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2010, which was filed with the SEC on December 17, 2010, the Company was previously sued in patent infringement lawsuits filed by IP Co. and SIPCO in the U.S. District Court for the Eastern District of Texas. The lawsuits generally alleged that the Company’s FlexNet System infringed upon patents owned by IP Co. and SIPCO. On September 30, 2010, the Company settled these lawsuits. As part of the settlement, the Company agreed to pay IP Co. and SIPCO approximately $4 million, payable in two installments, for a non-exclusive license to use certain patents owned by IP Co. and SIPCO. The first installment payment of approximately $2 million was paid by the Company in October 2010 and the second installment payment of approximately $2 million is payable by the Company on or before December 29, 2010.

We are, from time to time, party to legal proceedings arising out of the operations of our business. We believe that an adverse outcome of our existing legal proceedings, including the proceedings described in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2010 and Note 12 under “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1, of this Quarterly Report, which are incorporated herein by reference, would not have a material adverse impact on our business, financial condition or results of operations. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements, could result in liabilities that have a material adverse impact on our business, financial condition or results of operations.

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