Form 10-Q
period 2010-12-31
SENSUS USA INC; SENSUS (BERMUDA 2) LTD
filed 2011-02-14
CIK 1281223, 1281226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 7, 2011, Sensus (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus (Bermuda 1) Ltd., and Sensus USA Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus (Bermuda 2) Ltd.

Part I—Financial Information

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	December 31, 2010	March 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24.8	$59.2
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.7 and $1.3, respectively	93.5	121.1
Other	0.7	1.9
Inventories, net	74.2	67.2
Prepayments and other current assets	11.2	12.2
Deferred income taxes	19.1	19.6
Deferred costs	6.6	4.3

Total current assets	230.1	285.5
Property, plant and equipment, net	128.7	134.9
Intangible assets, net	184.3	188.0
Goodwill	466.1	443.3
Deferred income taxes	15.8	15.8
Deferred costs	3.9	1.3
Other long-term assets	22.9	25.1

Total assets	$1,051.8	$1,093.9

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$74.5	$117.3
Accruals and other current liabilities	90.4	114.8
Current portion of long-term debt	1.7	22.7
Short-term borrowings	38.7	4.9
Restructuring accruals	10.5	12.9
Deferred revenue	30.5	34.3

Total current liabilities	246.3	306.9
Long-term debt, less current portion	439.6	438.3
Pensions	53.4	53.1
Deferred income taxes	81.6	81.7
Deferred revenue	15.0	4.8
Other long-term liabilities	25.0	28.6

Total liabilities	860.9	913.4
Commitments and Contingencies (Note 12)

STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	285.7	251.5
Accumulated deficit	(102.5)	(74.6)
Accumulated other comprehensive income (loss)	1.4	(1.5)

Total stockholder’s equity	184.6	175.4

Noncontrolling interest	6.3	5.1

Total equity	190.9	180.5

Total liabilities and equity	$1,051.8	$1,093.9

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Fiscal Quarter Ended December 31, 2010	Fiscal Quarter Ended December 26, 2009	Nine Months Ended December 31, 2010	Nine Months Ended December 26, 2009
NET SALES	$180.6	$188.7	$608.6	$588.1

COST OF SALES	137.0	142.7	444.5	438.9

GROSS PROFIT	43.6	46.0	164.1	149.2

OPERATING EXPENSES:
Selling, general and administrative expenses	43.2	38.6	129.4	110.6
Restructuring costs	5.0	8.9	7.9	18.7
Amortization of intangible assets	3.2	3.1	9.9	8.9
Loss on debt extinguishment	—	—	—	5.9
Other operating expense	2.8	2.4	4.5	4.9

OPERATING (LOSS) INCOME	(10.6)	(7.0)	12.4	0.2

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(11.0)	(11.0)	(33.4)	(31.7)
Other income (expense), net	0.2	—	(0.3)	1.3

LOSS BEFORE INCOME TAXES	(21.4)	(18.0)	(21.3)	(30.2)

PROVISION (BENEFIT) FOR INCOME TAXES	3.5	(2.7)	5.1	(6.0)

CONSOLIDATED NET LOSS	(24.9)	(15.3)	(26.4)	(24.2)

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.7)	(0.4)	(1.5)	(1.8)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(25.6)	$(15.7)	$(27.9)	$(26.0)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(in millions)

(unaudited)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder’s Equity	Noncontrolling Interest	Total Equity

Balance at March 31, 2010	$—	$251.5	$(74.6)	$(1.5)	$175.4	$5.1	$180.5
Equity adjustment from parent related to Rongtai acquisition	—	1.7	—	—	1.7	—	1.7
Noncontrolling interest adjustment from Joint Venture liquidation	—	—	—	—	—	(0.3)	(0.3)
Capital contribution	—	35.0	—	—	35.0	—	35.0
Dividends declared to previous Joint Venture partner	—	(2.9)	—	—	(2.9)	—	(2.9)
Stock compensation expense	—	0.4	—	—	0.4	—	0.4
Other comprehensive (loss) income:
Net (loss) income	—	—	(27.9)	—	(27.9)	1.5	(26.4)
Foreign currency translation adjustment	—	—	—	2.2	2.2	—	2.2
Defined benefit pension plan adjustment, net of tax of $0.0 million	—	—	—	0.1	0.1	—	0.1
Unrealized gain on interest rate swaps, net of tax of $0.4 million	—	—	—	0.6	0.6	—	0.6

Total comprehensive (loss) income					(25.0)	1.5	(23.5)

Balance at December 31, 2010	$—	$285.7	$(102.5)	$1.4	$184.6	$6.3	$190.9

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended December 31, 2010	Nine Months Ended December 26, 2009
OPERATING ACTIVITIES:
Consolidated net loss	$(26.4)	$(24.2)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	21.3	19.5
Amortization of intangible assets	9.9	8.9
Amortization of software development costs	4.3	4.1
Amortization of deferred financing costs	2.4	2.3
Net loss on disposal of fixed assets	0.2	1.3
Non-cash restructuring charges	0.5	—
Stock compensation expense	0.4	—
Deferred income taxes	0.4	(11.8)
Net gain on foreign currency transactions	—	(0.6)
Loss on debt extinguishment	—	5.9
Changes in assets and liabilities used in operations, net of effects of acquisitions:
Trade accounts receivable	28.8	19.8
Inventories	(6.8)	(4.2)
Other current assets	1.1	2.1
Accounts payable, accruals and other current liabilities	(55.1)	(2.9)
Income taxes payable	—	0.6
Deferred revenue less deferred costs	1.5	5.6
Other	(1.3)	2.7

Net cash (used in) provided by operating activities	(18.8)	29.1
INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(17.6)	(22.1)
Purchases of intangible assets	(6.1)	(6.7)
Software development costs	(4.4)	(6.1)
Business acquisitions	(29.6)	(20.5)
Proceeds from sale of assets	0.1	—

Net cash used in investing activities	(57.6)	(55.4)
FINANCING ACTIVITIES:
Capital contribution	35.0	—
Increase (decrease) in short-term borrowings	33.6	(0.4)
Proceeds from debt issuance	2.5	35.0
Liquidation of Joint Venture payment to Joint Venture partner	(0.2)	—
Debt issuance costs	—	(8.8)
Purchase of noncontrolling equity interest	(7.0)	(6.0)
Principal payments on debt	(22.2)	(0.4)

Net cash provided by financing activities	41.7	19.4
Effect of exchange rate changes on cash	0.3	1.0

DECREASE IN CASH AND CASH EQUIVALENTS	(34.4)	(5.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$59.2	$37.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24.8	$32.0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:
Interest	$38.4	$32.9

Income taxes, net of refunds	$3.1	$5.0

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (NOTE 2):

During the nine months ended December 31, 2010 and December 26, 2009, paid-in capital decreased $1.0 million and $8.9 million, respectively, in connection with the purchase of the PDC Rongtai noncontrolling interest, representing the excess purchase price over the carrying value of the noncontrolling interest.

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

Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of the unaudited consolidated financial statements have been included, and the unaudited consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2010 and related notes thereto included in the Company’s Annual Report on Form 10-K/A as filed with the SEC on December 20, 2010.

The accompanying consolidated financial statements present results of the Company for the fiscal quarters and nine months ended December 31, 2010 and December 26, 2009. Effective April 1, 2010, the Company elected to change its quarterly reporting period to be based on the calendar quarter end. Prior to April 1, 2010, the Company operated on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half year, which is September 30. The three-month and nine-month periods ended December 31, 2010 include five more days than the corresponding periods of the prior fiscal year as a result of transitioning to the new reporting period. Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

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

Pursuant to the new revenue recognition guidance, revenue arrangements with multiple elements are divided into separate units of accounting if the delivered item(s) have value to the customer on a standalone basis and delivery/performance of the undelivered item(s) is probable. The Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. In multiple element arrangements revenue is allocated to each separate unit of accounting using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy and the applicable revenue recognition criteria. For the Company’s standard contract arrangements that combine deliverables, such as hardware, software, project management and installation services, each deliverable is generally considered a single unit of accounting. The amount allocable to a delivered item is limited to the amount that the Company is entitled to collect and that is not contingent upon the delivery/performance of additional items.

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

The Company records reductions to revenue for estimated commitments related to liquidated damages and contractual guarantees. The Company records sales of licensed technology in net sales. During the second quarter ended September 30, 2010, the Company recognized revenue of approximately $8 million in connection with the sale of a license of water metering technology.

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

Stock-Based Compensation

Sensus 1 maintains a Restricted Share Plan (the “Plan”) that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In October 2010, restricted shares were issued to a board member that are service time vested over three years with 25% of the options vesting immediately upon grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer, repurchase rights and other limitations as set forth in the related management subscription and shareholders’ agreement. As of December 31, 2010, there were 2,000,000 restricted shares of Sensus 1 authorized and 1,139,000 shares issued and outstanding. The outstanding restricted shares were purchased for $0.01 of cash consideration, which at the time of issuance was determined to be the fair market value. During the fiscal quarter and nine months ended December 31, 2010, 150,000 restricted shares were granted. No awards were granted under the Plan in the fiscal quarter and nine months ended December 26, 2009.

The Company accounts for its compensation cost related to share-based payment transactions based on estimated fair values. The Company performs a fair value analysis of its restricted shares as of the grant date to determine compensation expense required to be recorded. For each reporting period, the Company performs an evaluation of its contingent repurchase rights on an individual employee-by-employee basis. If the Company’s contingent repurchase features become probable, the Company will assess whether liability classification is appropriate. Stock compensation expense of $0.3 million related to the Plan was recognized for the fiscal quarter and nine months ended December 31, 2010. No stock compensation expense related to the Plan was recognized for the fiscal quarter and nine months ended December 26, 2009.

On July 19, 2007, the Company’s board of directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”), as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option Agreement. The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 2,000,000 shares of Sensus 1 Class B common stock are authorized for issuance upon exercise of options granted pursuant to the Option Plan. The options awarded under the Option Plan have a contractual term of 10 years, and are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant, and vesting may accelerate upon the occurrence of certain stated liquidity events. During the fiscal quarter and nine months ended December 31, 2010, 1,250 and 140,250 stock options were granted and 12,000 and 72,000 were forfeited under the Option Plan, respectively. As of December 31, 2010, 386,800 of the 1,104,750 options outstanding under the Option Plan were vested.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, including consideration of non-performance risk, and expands disclosures about fair value measurements. Fair value is defined as the price

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the current fiscal quarter, fair value measurements affect the Company’s contingent consideration as disclosed in Note 2 Acquisitions.

Fair Value of Financial Instruments

The carrying amounts of cash, trade receivables and trade payables approximated fair values as of December 31, 2010 and March 31, 2010 due to their short-term nature. The estimated fair value of the Company’s term loans and revolving credit facility borrowings was $198.9 million and $186.8 million at December 31, 2010 and March 31, 2010, respectively. The estimated fair value of the Company’s 8.625% senior subordinated notes was approximately $279.8 million and $272.3 million at December 31, 2010 and March 31, 2010, respectively, compared to its face value of $275.0 million. The fair value of these notes was determined based upon recent market transactions and dealer indicative pricing.

The following table presents the fair value measurements of the Company’s term loans and revolving credit facility borrowings and the 8.625% senior subordinated notes and the associated fair value hierarchy level as of December 31, 2010 (in millions):

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Term loans and revolving credit facility borrowings	$198.9	$—	$198.9	$—

8.625% senior subordinated notes	$279.8	$—	$279.8	$—

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Acquisitions

Rongtai. On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. The joint venture was called Sensus-Rongtai (Yangzhou) Precision Die Casting Co., Ltd. (“PDC Rongtai”). On September 29, 2009, the Company completed the acquisition of the 40% noncontrolling interest held by Yangzhou Runlin Investment Co., Ltd. As a result of the acquisition and in accordance with the terms of the equity transfer agreement, PDC Rongtai became wholly owned by a subsidiary of the Company and was subsequently renamed Sensus Precision Die Casting (Yangzhou) Co., Ltd. The terms of the agreement, as amended, include total consideration with an estimated fair value of $18.8 million consisting of:

•	$6.0 million in cash at closing;

•	$7.0 million in cash during December 2010; and

•	$5.8 million to be paid in the fourth quarter of fiscal 2011.

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

Acquisition-related costs of $0.1 million for the fiscal quarters ended December 31, 2010 and December 26, 2009 and $0.4 million and $0.3 million for the nine months ended December 31, 2010 and December 26, 2009, respectively, are classified as other operating expense, net in the accompanying consolidated statements of operations.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contingent consideration component of the purchase consideration will become payable if the acquired business achieves certain financial performance measures through June 2013, and is subject to a $12 million cap. Payments on an undiscounted basis are projected to be $5.8 million. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted based upon a weighted-average cost-of-capital in arriving at the acquisition-date fair value of $3.9 million. The discount rate was developed using market participant company data, a level 2 input in the fair value hierarchy. From the date of acquisition to December 31, 2010, there have been no significant changes in the $5.8 million estimate of undiscounted cash flows. During that same time period, $0.9 million was accreted to the fair value of the contingent consideration for the passage of time, with the corresponding expense classified as other operating expense, net in the accompanying consolidated statements of operations. In accordance with the purchase agreement a payment of $1.0 million of contingent consideration was made in fiscal 2011.

The following table presents the fair value measurements of contingent consideration and the associated fair value hierarchy level as of December 31, 2010 (in millions):

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$3.9	$—	$—	$3.9	(1)

(1)	Note that because there are both level 2 and level 3 inputs included in the determination of fair value of the contingent consideration, the Company has characterized this measure as level 3.

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

The Company is required to make additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $22.5 million for the nine months ended December 31, 2010 and $32.4 million cumulatively, net of $47.2 million paid in accordance with the purchase agreement ($0.9 million in fiscal 2008, $4.6 million in fiscal 2009, $13.4 million in fiscal 2010 and $28.3 million in fiscal 2011). In the accompanying consolidated balance sheet as of December 31, 2010, $20.9 million is classified as accruals and other current liabilities and $11.5 million is classified as other long-term liabilities. The offset to these accrued amounts reflects additional purchase price and is classified as goodwill.

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

3. Goodwill and Identifiable Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements, developed technology and customer and distributor relationships. Goodwill of $466.1 million at December 31, 2010 represents the excess of the purchase price paid by the Company for Invensys Metering Systems, NexusData, Inc., AMDS and Telemetric over the fair value of the net assets acquired. The goodwill is attributed to the value placed on the Company being an industry leader with market-leading positions in the North American and European water metering markets, the North American clamps and couplings market and the expected synergies resulting primarily from the AMDS and Telemetric acquisitions. The Company is also a market leader in the North American gas metering market, the European heat metering market and the North American water AMI market. The Company has achieved these leadership positions by developing and manufacturing innovative products. In addition, future expansion of AMI technology provides a significant opportunity for the Company. Patents, trademarks, developed technology, customer and distributor relationships and non-competition agreements are stated at fair value on the date of acquisition as determined by an independent valuation firm.

Intangible assets are summarized as follows (in millions):

	December 31, 2010		March 31, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$466.1	$—	$443.3	$—
Tradenames (indefinite lived)	25.0	—	25.0	—

	491.1	—	468.3	—
Intangible assets subject to amortization:
Distributor and marketing relationships	207.2	(73.5)	204.5	(67.2)
Developed technology	28.3	(10.1)	28.3	(8.3)
Non-competition agreements	30.5	(30.5)	30.5	(30.4)
Patents	19.8	(13.5)	16.4	(12.8)
Tradenames (definite lived)	3.2	(2.1)	3.2	(1.2)

	289.0	(129.7)	282.9	(119.9)

Total intangible assets	$780.1	$(129.7)	$751.2	$(119.9)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Inventories

Inventories consist of the following (in millions):

	December 31, 2010	March 31, 2010
Raw materials, parts and supplies	$43.2	$37.6
Work in process	11.6	10.4
Finished goods	22.6	21.1
Allowance for shrink and obsolescence	(3.2)	(1.9)

Inventories, net	$74.2	$67.2

5. Financial Instruments

The Company utilizes derivative instruments, specifically forward foreign currency contracts and interest rate swap agreements, to manage its exposure to market risks such as foreign currency exchange and interest rate risks. The Company records derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value. As of December 31, 2010, the Company had no foreign currency forward contracts outstanding.

The Company utilizes interest rate swap agreements to mitigate its exposure to fluctuations in interest rates on variable-rate debt. As of December 31, 2010, the Company has no interest rate swap agreements outstanding.

6. Restructuring Costs

The following reflects activity associated with costs related to the Company’s restructuring initiatives (in millions):

	Fiscal Quarter Ended December 31, 2010	Fiscal Quarter Ended December 26, 2009	Nine Months Ended December 31, 2010	Nine Months Ended December 26, 2009
Employee severance and exit costs:
Accrued	$3.4	$8.3	$4.6	$17.0
Expensed as incurred	1.2	0.6	2.0	1.7

	4.6	8.9	6.6	18.7
Impairment of long-lived assets:
Accrued	—	—	(0.1)	—
Expensed as incurred	0.2	—	0.3	—

	0.2	—	0.2	—
Other costs expensed as incurred	0.2	—	1.1	—

Total	$5.0	$8.9	$7.9	$18.7

For the fiscal quarter and nine months ended December 31, 2010, the Company incurred $5.0 million and $7.9 million, respectively, of restructuring costs primarily related to the rationalization of its water and heat meter product lines across Europe, the Middle East, Africa and South America, an early retirement program in Germany and alignment activities associated with global manufacturing operations.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 18, 2008, Sensus GmbH Ludwigshafen, a subsidiary of the Company, reached an understanding with its German works council on the general terms of a restructuring of the Ludwigshafen operations. The restructuring is part of a plan adopted by the Company to improve the competitiveness of its German operations. The restructuring is expected to include the closure of certain production lines at the facility and a reduction of approximately 180 employees. As a result of this reduction of employees, the Company expects to record total charges of approximately $28.8 million of severance and related payroll costs. The Company currently expects that these restructuring measures will be substantially concluded by December 31, 2011. During the current fiscal quarter and nine-month period, the Company accrued $0.4 million and $1.2 million, respectively, for the reduction of employees. As of December 31, 2010, the Company has cumulatively accrued $27.0 million under this plan. The Company expects to incur additional restructuring costs for this and other programs of approximately $1.0 million for the remainder of fiscal 2011.

Changes in restructuring accruals are summarized as follows (in millions):

	Fiscal Quarter Ended December 31, 2010	Fiscal Quarter Ended December 26, 2009	Nine Months Ended December 31, 2010	Nine Months Ended December 26, 2009
Balance at beginning of period	$12.7	$12.0	$15.9	$9.1
Accrual of new committed/announced programs	3.4	8.3	4.6	17.0
Cash payments	(2.4)	(0.8)	(6.8)	(7.4)
Foreign currency translation adjustment	(0.2)	(0.4)	(0.2)	0.4

Balance at end of period	$13.5	$19.1	$13.5	$19.1

Current portion	$10.5	$17.2	$10.5	$17.2
Non-current portion	3.0	1.9	3.0	1.9

Total	$13.5	$19.1	$13.5	$19.1

Restructuring accruals are reflected within current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. As of December 31, 2010, restricted cash of $4.6 million, consisting of $2.3 million classified as other long-term assets and $2.3 million classified as prepayments and other current assets in the accompanying consolidated balance sheet, was earmarked to fund the Company’s early retirement contracts for certain of its German employees.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in product warranty reserves are summarized as follows (in millions):

	Fiscal Quarter Ended December 31, 2010	Fiscal Quarter Ended December 26, 2009	Nine Months Ended December 31, 2010	Nine Months Ended December 26, 2009
Balance at beginning of period	$11.5	$13.0	$11.9	$13.7
Warranty provision	2.2	1.9	7.7	4.9
Settlements made	(2.0)	(1.8)	(7.9)	(5.8)
Foreign currency translation adjustment	—	—	—	0.3

Balance at end of period	$11.7	$13.1	$11.7	$13.1

Current portion	$11.1	$11.5	11.1	$11.5
Non-current portion	0.6	1.6	0.6	1.6

Total	$11.7	$13.1	$11.7	$13.1

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

Net periodic benefit cost for the German pension plan consists of the following (in millions):

	Fiscal Quarter Ended December 31, 2010	Fiscal Quarter Ended December 26, 2009	Nine Months Ended December 31, 2010	Nine Months Ended December 26, 2009
Service cost	$0.3	$0.2	$0.9	$0.8
Interest cost	0.7	0.8	2.0	2.2

Net periodic benefit cost	$1.0	$1.0	$2.9	$3.0

Net periodic pension cost for the U.S. pension plan consists of the following (in millions):

	Fiscal Quarter Ended December 31, 2010	Fiscal Quarter Ended December 26, 2009	Nine Months Ended December 31, 2010	Nine Months Ended December 26, 2009
Service cost	$0.3	$0.2	$0.8	$0.7
Interest cost	0.1	0.1	0.3	0.3
Expected return on plan assets	(0.1)	(0.1)	(0.3)	(0.2)
Amortization of net loss	0.1	0.1	0.1	0.1

Net periodic benefit cost	$0.4	$0.3	$0.9	$0.9

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects to continue to make contributions sufficient to fund benefits paid under its U.S. pension plan. The Company contributed approximately $0.8 million in the first nine months of fiscal 2011 to its U.S. plan. Total contributions for the current fiscal year will approximate $1.0 million, and further contributions may be made at the Company’s discretion.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides revenue, operating (loss) income and pre-tax loss for each segment (in millions):

	Fiscal Quarter Ended December 31, 2010	Fiscal Quarter Ended December 26, 2009	Nine Months Ended December 31, 2010	Nine Months Ended December 26, 2009
Segment revenue
Utility infrastructure and related communication systems	$150.4	$157.8	$513.7	$497.0
All other	30.2	31.3	95.4	92.6
Eliminations	—	(0.4)	(0.5)	(1.5)

Total	$180.6	$188.7	$608.6	$588.1

Operating (loss) income
Utility infrastructure and related communication systems	$(4.9)	$(4.9)	$21.7	$8.3
All other	(5.7)	(2.1)	(9.3)	(8.1)

Total	$(10.6)	$(7.0)	$12.4	$0.2

(Loss) income before income taxes
Utility infrastructure and related communication systems	$(5.4)	$(5.5)	$19.7	$7.9
All other	(16.0)	(12.5)	(41.0)	(38.1)

Total	$(21.4)	$(18.0)	$(21.3)	$(30.2)

Geographic Regions. Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales to Third Parties		Long-Lived Assets
	Nine Months Ended December 31, 2010	Nine Months Ended December 26, 2009	December 31, 2010	March 31, 2010
North America	$416.4	$411.2	$70.6	$73.4
Europe, Middle East, Africa	144.3	136.0	35.3	38.2
South America	11.9	11.3	1.9	1.7
Asia	36.0	29.6	20.9	21.6

Total	$608.6	$588.1	$128.7	$134.9

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets. Long-lived assets comprise property, plant and equipment, net.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Comprehensive Loss

Comprehensive loss consists of the following (in millions):

	Fiscal Quarter Ended December 31, 2010	Fiscal Quarter Ended December 26, 2009	Nine Months Ended December 31, 2010	Nine Months Ended December 26, 2009
Consolidated net loss	$(24.9)	$(15.3)	$(26.4)	$(24.2)
Other comprehensive income (loss):
Foreign currency translation adjustment	1.0	0.4	2.2	2.3
Defined benefit pension adjustment	—	—	0.1	—
Net gain on interest rate swaps, net of tax	—	0.5	0.6	1.5

Consolidated comprehensive loss	$(23.9)	$(14.4)	$(23.5)	$(20.4)

Comprehensive income attributable to the noncontrolling interest	$(0.7)	$(0.4)	$(1.5)	$(1.8)

Comprehensive loss attributable to controlling interest	$(24.6)	$(14.8)	$(25.0)	$(22.2)

11. Income Taxes

Income tax expense (benefit) for the fiscal quarter and nine months ended December 31, 2010 reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate.

The Company had $4.5 million of unrecognized tax benefits as of December 31, 2010, including interest and penalties, $3.4 million of which is reflected in other long-term liabilities on the accompanying consolidated balance sheet. The total amount of net unrecognized tax benefits that, if recognized in a future period, would affect the effective rate was $4.6 million as of December 31, 2010.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2010 and March 31, 2010, the Company accrued $1.2 million and $0.9 million, respectively, in other long-term liabilities for interest and penalties.

Due to the expiration of foreign and state statutes of limitations and settlements with tax authorities, it is reasonably possible that the Company’s net unrecognized tax benefits may change within the next 12 months by approximately $0.2 million.

As of December 31, 2010, the Company is subject to U.S. federal income tax examination for fiscal years ending March 31, 2008 through 2010, foreign income tax examination for fiscal years ending March 31, 2007 through 2010, and U.S. state and local income tax examination for fiscal years ending March 31, 2006 through 2010. Presently, the Company is under audit in two U.S. jurisdictions and one foreign jurisdiction.

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 22, 2010, the Company, along with fifteen other named defendants, was sued in a patent infringement lawsuit filed in the U.S. District Court for the Eastern District of Texas by EON. This lawsuit alleges that the Company infringes EON’s patent by making, using, importing, offering for sale or selling two-way communication networks, associated services or data systems that fall within the scope of at least one claim of EON’s patent. The lawsuit seeks unspecified damages, an injunction against further infringement, interest costs and attorneys’ fees.

The Company is unable to estimate the amount of its exposure, if any, related to the foregoing claims that are pending at this time. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s results of operations or financial position.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 30, 2010, the Company settled two patent infringement lawsuits previously filed against the Company by IP Co., LLC (“IP Co.”) and SIPCO, LLC (“SIPCO”) in the U.S. District Court for the Eastern District of Texas. The lawsuits generally alleged that the Company’s FlexNet System infringed upon patents owned by IP Co. and SIPCO. As part of the settlement, the Company agreed to pay IP Co. and SIPCO approximately $4 million, payable in two installments, for a non-exclusive license to use certain patents owned by IP Co. and SIPCO. The Company paid the first installment of approximately $2 million in October 2010 and the second installment in the same amount in December 2010. Under the transaction, the Company expensed $0.8 million of patent settlement costs in the fiscal quarter ended September 30, 2010 that was related to benefits received by the Company in and prior to that period.

On October 8, 2010, the Company entered into a settlement agreement with one of its customers relating to the Company’s alleged failure to meet certain product, service and software specifications and performance schedules set forth in the underlying master purchase and related support agreements (collectively, the “Infrastructure Agreements”). In connection with this settlement, the Company paid the customer the agreed-upon $3.3 million in December 2010, representing retroactive product credits. In addition, the Company has committed to provide the customer with approximately $5.9 million of future per unit product discounts. As of December 31, 2010, approximately $1 million of these discounts had been drawn upon. In the event that one or more of the Infrastructure Agreements is terminated due to a material breach by the Company prior to certain contract dates, the Company will be obligated to pay the customer liquidated damages equal to the sum of the present values of certain software fees, annual fees, installment payments or aggregate discounts, as applicable, coming due to the Company, or, in the case of aggregate discounts, owed to the customer, after the relevant termination date. As of December 31, 2010, the Company has deferred revenues of approximately $11.3 million related to this commitment.

On October 15, 2010, the Company settled a lawsuit previously filed against the Company and one of its distributors, Aqua-Metric Sales Co., by Valley Center Municipal Water District in the California Superior Court, San Diego County. The lawsuit alleged breach of contract and breach of express and implied warranties related to water meters supplied to the Valley Center Municipal Water District. As part of the settlement, the Company agreed to provide the Valley Center Municipal Water District with a product credit of an immaterial amount, and the Valley Center Municipal Water District agreed to return certain residential meter registers to the Company.

The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At December 31, 2010, the Company had $12.7 million of letters of credit outstanding that had not been drawn upon with expiration dates ranging from one month to 12 months.

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

13. Debt

The Company’s total indebtedness outstanding consists of the following (in millions):

	December 31, 2010	March 31, 2010
Current portion of U.S. term loan facility	$1.7	$22.7
Short-term borrowings	38.7	4.9

Total current portion of long-term debt	40.4	27.6
U.S. term loan facility	162.1	163.3
Long-term revolving loans	2.5	—
Senior subordinated notes	275.0	275.0

Total long-term debt	439.6	438.3

Total debt	$480.0	$465.9

14. Stock-Based Compensation

Sensus 1 maintains a Restricted Share Plan (the “Plan”) that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In October 2010, restricted shares were issued to a board member that are service time vested over three years with 25% of the options vesting immediately upon grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer, repurchase rights and other limitations as set forth in the related management subscription and shareholders’ agreement. As of December 31, 2010, there were 2,000,000 restricted shares of Sensus 1 authorized and 1,139,000 shares issued and outstanding. The outstanding restricted shares were purchased for $0.01 of cash consideration, the amount determined to be the fair market value at the date of issuance. During the fiscal quarter and nine months ended December 31, 2010, 150,000 restricted shares were granted. No awards were granted under the Plan in the fiscal quarter and nine months ended December 26, 2009.

The Company accounts for its compensation cost related to share-based payment transactions based on estimated fair values. The Company performs a fair value analysis of its restricted shares as of the grant date to determine compensation expense required to be recorded. For each reporting period, the Company performs an

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluation of its contingent repurchase rights on an individual employee-by-employee basis. If the Company’s contingent repurchase features become probable, the Company will assess whether liability classification is appropriate. Stock compensation expense of $0.3 million related to the Plan was recognized for the fiscal quarter and nine months ended December 31, 2010. No stock compensation expense related to the Plan was recognized for the fiscal quarter and nine months ended December 26, 2009.

On July 19, 2007, the Company’s board of directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”), as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option Agreement. The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 2,000,000 shares of Sensus 1 Class B common stock are authorized for issuance upon exercise of options granted pursuant to the Option Plan. The options awarded under the Option Plan have a contractual term of 10 years, and are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant, and vesting may accelerate upon the occurrence of certain stated liquidity events. During the fiscal quarter and nine months ended December 31, 2010, 1,250 and 140,250 stock options were granted and 12,000 and 72,000 were forfeited under the Option Plan, respectively. As of December 31, 2010, 386,800 of the 1,104,750 options outstanding under the Option Plan were vested.

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

The following table summarizes each of these variables for grants of stock options during the fiscal quarters and nine months ended December 31, 2010 and December 26, 2009:

	Fiscal Quarter Ended December 31, 2010	Fiscal Quarter Ended December 26, 2009	Nine Months Ended December 31, 2010	Nine Months Ended December 26, 2009
Expected volatility	47.6%	48.4%	47.6 – 47.9%	48.4%
Expected term (in years)	5	5	5	5
Risk-free rate	1.2%	2.4%	1.2 – 2.0%	2.4%
Expected dividends	—	—	—	—

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity during the nine months ended December 31, 2010 is presented in the table below:

	Option shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term in years
Outstanding at March 31, 2010	1,036	$5.82	8.41
Granted	140	7.50	—
Exercised	—	—	—
Forfeited	(72)	—	—

Outstanding at December 31, 2010	1,105	$6.02	7.87

Exercisable at December 31, 2010	387	$5.50	7.34

The compensation committee of the Company’s board of directors (the “Compensation Committee”) determines the exercise price at the time of grant. For grants during the fiscal quarter and nine months ended December 31, 2010, the exercise price was $7.50. Stock compensation expense recognized in the fiscal quarter and nine months ended December 31, 2010 was $0.1 million. Stock compensation expense recognized in the fiscal quarter and nine months ended December 26, 2009 was immaterial. Unrecognized stock compensation expense as of December 31, 2010 is $0.6 million, which is expected to be recognized over a weighted-average period of approximately three years.

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

15. Guarantor Subsidiaries

The following tables present the condensed consolidating balance sheets at December 31, 2010 (unaudited) and March 31, 2010 and unaudited statements of operations and cash flows for the fiscal quarters and nine months ended December 31, 2010 and December 26, 2009, as applicable, for a) Sensus 2 (referred to as Parent), b) Sensus USA Inc. (“Sensus USA”), the issuer of the Notes (referred to as Issuer), c) on a combined basis, the subsidiaries of Sensus 2 that are guaranteeing the Notes (referred to as Guarantor Subsidiaries) and d) on a combined basis, the subsidiaries of Sensus 2 that are not guaranteeing the Notes (referred to as Non-Guarantor Subsidiaries). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because Sensus USA and the Guarantor Subsidiaries are 100% owned by Sensus 2, the guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets (unaudited)

December 31, 2010

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1.2	$—	$23.6	$—	$24.8
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	39.6	9.2	44.7	—	93.5
(To) from affiliates	(1.2)	(20.6)	70.5	(48.7)	—	—
Other	—	0.2	0.3	0.2	—	0.7
Inventories, net	—	29.3	12.3	32.6	—	74.2
Prepayments and other current assets	—	2.0	1.6	7.6	—	11.2
Deferred income taxes	—	4.6	14.5	—	—	19.1
Deferred costs	—	6.6	—	—	—	6.6

Total current assets	(1.2)	62.9	108.4	60.0	—	230.1
Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	49.3	20.4	59.0	—	128.7
Intangible assets, net	—	144.7	7.7	31.9	—	184.3
Goodwill	—	398.0	40.6	27.5	—	466.1
Investment in subsidiaries	647.7	187.7	—	—	(835.4)	—
Deferred income taxes	—	0.5	15.3	—	—	15.8
Deferred costs	—	3.9	—	—	—	3.9
Other long-term assets	0.4	19.6	(0.1)	3.0	—	22.9

Total assets	$646.9	$1,299.8	$192.3	$210.5	$(1,297.7)	$1,051.8

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$41.5	$5.6	$27.4	—	$74.5
Accruals and other current liabilities	—	54.6	3.4	32.4	—	90.4
Current portion of long-term debt	—	1.7	—	—	—	1.7
Short-term borrowings	—	33.6	—	5.1	—	38.7
Income taxes payable	—	6.3	(7.2)	0.9	—	—
Restructuring accruals	—	1.5	—	9.0	—	10.5
Deferred revenue	—	30.3	—	0.2	—	30.5

Total current liabilities	—	169.5	1.8	75.0	—	246.3
Notes payable to affiliates	462.3	—	—	—	(462.3)	—
Long-term debt, less current portion	—	437.1	—	2.5	—	439.6
Pensions	—	1.3	1.7	50.4	—	53.4
Deferred income taxes	—	61.8	(3.1)	22.9	—	81.6
Deferred revenue	—	15.0	—	—	—	15.0
Other long-term liabilities	—	15.5	5.5	4.0	—	25.0

Total liabilities	462.3	700.2	5.9	154.8	(462.3)	860.9
Stockholders’ equity	184.6	599.6	186.4	55.7	(835.4)	190.9

Total liabilities and stockholders’ equity	$646.9	$1,299.8	$192.3	$210.5	$(1,297.7)	$1,051.8

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

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended December 31, 2010

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$97.1	$22.5	$65.2	$(4.2)	$180.6
Cost of sales	—	74.6	18.4	48.2	(4.2)	137.0

Gross profit	—	22.5	4.1	17.0	—	43.6
Selling, general and administrative expenses	—	25.0	2.2	16.0	—	43.2
Restructuring costs	—	2.2	—	2.8	—	5.0
Amortization of intangible assets	—	2.8	—	0.4	—	3.2
Other operating expense (income), net	—	3.0	—	(0.2)	—	2.8

Operating (loss) income	—	(10.5)	1.9	(2.0)	—	(10.6)
Non-operating (expense) income:
Interest (expense) income, net	—	(10.2)	0.1	(0.9)	—	(11.0)
Equity in (loss) earnings of subsidiaries	(25.5)	(0.5)	—	—	26.0	—
Other income, net	—	—	—	0.2	—	0.2

(Loss) income before income taxes	(25.5)	(21.2)	2.0	(2.7)	26.0	(21.4)
Provision for income taxes	—	—	2.2	1.3	—	3.5

Consolidated net (loss) income	(25.5)	(21.2)	(0.2)	(4.0)	26.0	(24.9)
Less: Net income attributable to the noncontrolling interest	—	—	—	(0.7)	—	(0.7)

Income attributable to controlling interest.	$(25.5)	$(21.2)	$(0.2)	$(4.7)	$26.0	$(25.6)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Nine Months Ended December 31, 2010

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$340.9	$74.2	$205.5	$(12.0)	$608.6
Cost of sales	—	254.7	59.3	142.5	(12.0)	444.5

Gross profit	—	86.2	14.9	63.0	—	164.1
Selling, general and administrative expenses	—	77.9	6.5	45.0	—	129.4
Restructuring costs	—	2.2	—	5.7	—	7.9
Amortization of intangible assets	—	8.6	0.1	1.2	—	9.9
Other operating expense (income), net	—	5.0	—	(0.5)	—	4.5

Operating (loss) income	—	(7.5)	8.3	11.6	—	12.4
Non-operating (expense) income:
Interest (expense) income, net	—	(31.0)	0.3	(2.7)	—	(33.4)
Equity in (loss) earnings of subsidiaries	(27.8)	5.4	—	—	22.4	—
Other expense, net	—	—	—	(0.3)	—	(0.3)

(Loss) income before income taxes	(27.8)	(33.1)	8.6	8.6	22.4	(21.3)
Provision for income taxes	—	—	2.2	2.9	—	5.1

Consolidated net (loss) income	(27.8)	(33.1)	6.4	5.7	22.4	(26.4)
Less: Net income attributable to the noncontrolling interest	—	—	—	(1.5)	—	(1.5)

Net (loss) income attributable to controlling interest.	$(27.8)	$(33.1)	$6.4	$4.2	$22.4	$(27.9)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended December 26, 2009

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	—	$107.4	$24.2	$61.0	$(3.9)	$188.7
Cost of sales	—	82.5	19.5	44.6	(3.9)	142.7

Gross profit	—	24.9	4.7	16.4	—	46.0
Selling, general and administrative expenses	—	19.9	2.4	16.3	—	38.6
Restructuring costs	—	0.3	—	8.6	—	8.9
Amortization of intangible assets	—	2.6	0.1	0.4	—	3.1
Loss or debt extinguishment	—	—	—	—	—	—
Other operating expense, net	—	2.4	—	—	—	2.4

Operating (loss) income	—	(0.3)	2.2	(8.9)	—	(7.0)
Non-operating (expense) income:
Interest (expense) income, net	—	(10.2)	0.1	(0.9)	—	(11.0)
Equity in (loss) earnings of subsidiaries	(15.6)	5.5	—	—	10.1	—
Other (expense) income, net	—	(0.1)	—	0.1	—	—

(Loss) income before income taxes	(15.6)	(5.1)	2.3	(9.7)	10.1	(18.0)
(Benefit) provision for income taxes	—	(0.1)	(3.4)	0.8	—	(2.7)

Consolidated net (loss) income	(15.6)	(5.0)	5.7	(10.5)	10.1	(15.3)
Less: Net income attributable to the noncontrolling interest	—	—	—	(0.4)	—	(0.4)

Net (loss) income attributable to controlling interest.	$(15.6)	$(5.0)	$5.7	$(10.9)	$10.1	$(15.7)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Nine Months Ended December 26, 2009

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$338.7	$73.3	$188.3	$(12.2)	$588.1
Cost of sales	—	255.2	58.6	137.3	(12.2)	438.9

Gross profit	—	83.5	14.7	51.0	—	149.2
Selling, general and administrative expenses	—	59.3	6.7	44.6	—	110.6
Restructuring costs	—	0.7	—	18.0	—	18.7
Amortization of intangible assets	—	7.5	0.2	1.2	—	8.9
Loss or debt extinguishment	—	5.9	—	—	—	5.9
Other operating expense, net	—	4.9	—	—	—	4.9

Operating income (loss)	—	5.2	7.8	(12.8)	—	0.2
Non-operating (expense) income:
Interest (expense) income, net	—	(29.5)	0.3	(2.5)	—	(31.7)
Equity in (loss) earnings of subsidiaries	(25.8)	16.5	—	—	9.3	—
Other (expense) income, net	—	(0.1)	—	1.4	—	1.3

(Loss) income before income taxes	(25.8)	(7.9)	8.1	(13.9)	9.3	(30.2)
Provision (benefit) for income taxes	—	1.1	(9.1)	2.0	—	(6.0)

Consolidated net (loss) income	(25.8)	(9.0)	17.2	(15.9)	9.3	(24.2)
Less: Net income attributable to the noncontrolling interest	—	—	—	(1.8)	—	(1.8)

Net (loss) income attributable to controlling interest.	$(25.8)	$(9.0)	$17.2	$(17.7)	$9.3	$(26.0)

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Nine Months Ended December 31, 2010

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Consolidated net (loss) income	$(27.8)	$(33.1)	$6.4	$5.7	$22.4	$(26.4)
Non-cash adjustments	—	25.3	4.9	9.2	—	39.4
Undistributed equity in loss (earnings) of subsidiaries	27.8	(5.4)	—	—	(22.4)	—
Changes in operating assets and liabilities	—	(4.7)	(9.6)	(17.5)	—	(31.8)

Net cash provided by (used in) operating activities	—	(17.9)	1.7	(2.6)	—	(18.8)
Investing activities
Expenditures for property, plant and equipment and software development costs	—	$(20.5)	(1.7)	(5.9)	—	(28.1)
Acquisitions	—	(29.6)	—	—	—	(29.6)
Proceeds from sale of assets	—	—	—	0.1	—	0.1

Net cash used in investing activities	—	(50.1)	(1.7)	(5.8)	—	(57.6)
Financing activities
Increase in short-term borrowings	—	33.6	—	—	—	33.6
Capital contribution	—	35.0	—	—	—	35.0
Proceeds from debt issuance	—	—	—	2.5	—	2.5
Liquidation of Joint Venture payment to Joint Venture partner	—	—	—	(0.2)	—	(0.2)
Purchase of noncontrolling equity interest	—	—	—	(7.0)	—	(7.0)
Principal payments on debt	—	(22.2)	—	—	—	(22.2)

Net cash provided by financing activities	—	46.4	—	(4.7)	—	41.7
Effect of exchange rate changes on cash	—	—	—	0.3	—	0.3

(Decrease) increase in cash and cash equivalents	—	(21.6)	—	(12.8)	—	(34.4)
Cash and cash equivalents at beginning of year	$—	$22.8	$—	$36.4	$—	$59.2

Cash and cash equivalents at end of period	$—	$1.2	$—	$23.6	$—	$24.8

SENSUS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Nine Months Ended December 26, 2009

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Consolidated net (loss) income	$(25.8)	$(9.0)	$17.2	$(15.9)	$9.3	$(24.2)
Non-cash adjustments	—	28.6	(8.0)	9.2	—	29.8
Undistributed equity in loss (earnings) of subsidiaries	25.8	(16.5)	—	—	(9.3)	—
Changes in operating assets and liabilities	—	11.3	(6.6)	18.8	—	23.5

Net cash provided by operating activities	—	14.4	2.6	12.1	—	29.1
Investing activities
Expenditures for property, plant and equipment and software development costs	—	(26.2)	(2.1)	(6.6)	—	(34.9)
Acquisitions	—	(20.5)	—	—	—	(20.5)

Net cash used in investing activities	—	(46.7)	(2.1)	(6.6)	—	(55.4)
Financing activities
Decrease in short-term borrowings	—	—	—	(0.4)	—	(0.4)
Proceeds from debt issuance	—	35.0	—	—	—	35.0
Debt issuance costs	—	(8.8)	—	—	—	(8.8)
Purchase of noncontrolling equity interest	—	—	—	(6.0)	—	(6.0)
Principal payments on debt	—	(0.4)	—	—	—	(0.4)

Net cash provided by (used in) financing activities	—	25.8	—	(6.4)	—	19.4
Effect of exchange rate changes on cash	—	—	—	1.0	—	1.0

(Decrease) increase in cash and cash equivalents	—	(6.5)	0.5	0.1	—	(5.9)
Cash and cash equivalents at beginning of year	$—	$14.1	$—	$23.8	$—	$37.9

Cash and cash equivalents at end of period	$—	$7.6	$0.5	$23.9	$—	$32.0

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

Effective April 1, 2010, we elected to change our quarterly reporting period to be based on the calendar quarter end. Prior to April 1, 2010, we operated on a 13-week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half year, which is September 30. The three-month and nine-month periods ended December 31, 2010 include five more days than the corresponding periods of the prior fiscal year as a result of transitioning to the new reporting period. The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements for the fiscal quarter ended December 31, 2010 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2010 and related notes thereto included in our Annual Report on Form 10-K/A filed with the SEC on December 20, 2010.

Unless the context otherwise indicates or requires, the use in this Quarterly Report on Form 10-Q of the terms “we,” “us,” “our” or the “Company” refers to Sensus (Bermuda 2) Ltd. and its consolidated subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts to the nearest hundred thousand dollars.

Restatement

On December 20, 2010, we restated our consolidated financial statements for the fiscal years ended March 31, 2010 and 2009 and the fiscal quarter ended June 30, 2010, in each case in connection with our previously announced internal review of our revenue recognition practices and other accounting matters. We filed these restated consolidated financial statements with the SEC on December 20, 2010 in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2010 and our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010. The following discussion and analysis of our financial condition and results of operations incorporates restated financial data contained in such financial statements.

General

We are a leading provider of advanced utility infrastructure systems, metering product technologies and related communication systems to the worldwide utility industry. We have over a century of experience in providing support to utilities. Our technologies, products and systems enable our utility customers to measure, manage and control electricity, water and natural gas more efficiently thereby enhancing conservation of those limited resources. Our products and technologies provide key functionality that will be required for the development of the “Smart Grid” in the United States. We are a leading provider of AMI fixed network radio frequency systems and solutions with a wide range of product offerings to meet the evolving demands of the electric, water and gas utility sectors. We believe that we are the fastest growing participant in the North American electric metering systems market and the largest global manufacturer of water meters, a leading supplier of AMR devices to the North American water utilities market and a leading global developer and manufacturer of gas and heat metering systems. We are recognized throughout the utility industry for developing and manufacturing metering products with long-term accuracy and robust product features, innovative metering communications systems, as well as for providing comprehensive customer service for all of our products and services. In addition to our advanced utility infrastructure and metering business, we believe that we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and we are a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die castings.

Acquisitions

Rongtai. On July 27, 2005, the Company formed a joint venture, PDC Rongtai, in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. On September 29, 2009, the Company completed the acquisition of the 40% noncontrolling interest held by Yangzhou Runlin Investment Co., Ltd. As a result of the acquisition and in accordance with the terms of the equity transfer agreement, PDC Rongtai became wholly owned by a subsidiary of the Company and was subsequently renamed Sensus Precision Die Casting (Yangzhou) Co., Ltd. The terms of the agreement, as amended, provide for the payment of total consideration with an estimated fair value of $18.8 million. In conjunction with the equity transfer agreement, the Company entered into a real estate transfer contract with Yangzhou Rongtai Industrial Development Co., Ltd. (“Yangzhou”) to sell certain buildings, ancillary equipment and land-use rights to Yangzhou for approximately $2.0 million. See Note 2 under “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report.

Telemetric. On June 30, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of Telemetric for approximately $11.7 million, including $6.8 million in cash at closing and $1.0 million payable within approximately one year of the closing date of the related asset purchase agreement, of which $0.7 million was paid in fiscal 2010 and $0.3 million in fiscal 2011. Additional cash consideration may become payable based on the performance of the acquired business through June 2013. Acquisition-date fair value for this contingent consideration is estimated at $3.9 million. Payments on an undiscounted basis are projected to be $5.8 million and are subject to a $12 million cap. A payment of $1 million for the contingent consideration was made in fiscal 2011. The Company financed the transaction primarily with cash on hand and borrowings under its senior credit facilities. Telemetric provides utilities with distribution automation systems that use commercial cellular networks and PowerVistaTM , a web-based software application. This acquisition provides the Company with a significant and established presence in the distribution automation portion of the utility landscape and augments the Company’s AMI and Smart Grid solutions. See Note 2 under “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report.

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

The Company is required to make additional future cash payments to AMDS based on certain financial performance measures of the acquired business through March 2011. Related to the performance of the acquired business, the Company accrued $22.5 million for the nine months ended December 31, 2010 and $32.4 million cumulatively, net of $47.2 million paid in accordance with the purchase agreement ($0.9 million in fiscal 2008, $4.6 million in fiscal 2009, $13.4 million in fiscal 2010 and $28.3 million in fiscal 2011). In the accompanying consolidated balance sheet as of December 31, 2010, $20.9 million is classified as accruals and other current liabilities and $11.5 million is classified as other long-term liabilities. The offset to these accrued amounts reflects additional purchase price and is classified as goodwill.

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

Other Information about Our Business

The following table presents, as of the dates indicated, additional information about our operations and business:

	Fiscal Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 26, 2009	September 30, 2009
Total net sales (in millions)	$180.6	$203.2	$224.8	$256.3	$188.7	$204.0
Employees	3,477	3,787	3,776	3,838	3,642	3,707

For Backlog, Results of Operations and Liquidity and Capital Resources, all dollar amounts and variances in the narrative discussions are rounded to millions; however, percentages are calculated based on dollar amounts depicted in the tables.

Backlog

The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders. Total backlog at each of December 31, 2010 and December 26, 2009 was $138 million and $133 million, respectively. Total backlog at December 31, 2010 and December 26, 2009 included $2 million unfavorable currency effects and $2 million of favorable currency effects, respectively. Eliminating the currency impacts, total backlog at December 31, 2010 would have been $140 million representing a $7 million increase compared with the end of the prior corresponding fiscal quarter. In addition, at December 31, 2010, the Company cumulatively had approximately 11 million AMI electric and gas endpoints under long-term contracts, of which approximately 7 million endpoints had been shipped. The potential aggregate future revenue of unshipped endpoints and services under these contracts was approximately $464 million at December 31, 2010, of which approximately $37 million is included in backlog. No assurance can be made that firm purchase orders will be placed under these contracts.

Results of Operations

The following table provides summary results of operations of the Company for the periods presented:

(dollars in millions)	Fiscal Quarter Ended December 31, 2010%		Fiscal Quarter Ended December 26, 2009%		Nine Months Ended December 31, 2010%		Nine Months Ended December 26, 2009%
Net sales	$180.6	100%	$188.7	100%	$608.6	100%	$588.1	100%
Gross profit	43.6	24%	46.0	24%	164.1	27%	149.2	25%
Selling, general and administrative expenses	43.2	24%	38.6	20%	129.4	21%	110.6	19%
Restructuring costs	5.0	3%	8.9	5%	7.9	1%	18.7	3%
Amortization of intangible assets	3.2	2%	3.1	2%	9.9	2%	8.9	1%
Loss on debt extinguishment	—	—	—	—	—	—	5.9	1%
Other operating expense, net	2.8	1%	2.4	1%	4.5	1%	4.9	1%

Operating (loss) income	(10.6)	(6)%	(7.0)	(4)%	12.4	2%	0.2	—%
Interest expense, net	(11.0)	(6)%	(11.0)	(6)%	(33.4)	(6)%	(31.7)	(5)%
Other income (expense), net	0.2	—	—	—	(0.3)	—	1.3	—

Loss before income taxes	(21.4)	(12)%	(18.0)	(10)%	(21.3)	(4)%	(30.2)	(5)%
(Benefit) provision for income taxes	3.5	2%	(2.7)	(1)%	5.1	1%	(6.0)	(1)%

Consolidated net loss	(24.9)	(14)%	(15.3)	(9)%	(26.4)	(5)%	(24.2)	(4)%
Less: Net income attributable to the noncontrolling interest	(0.7)	—	(0.4)	—	(1.5)	—	(1.8)	—

Net loss attributable to controlling interest	$(25.6)	(14)%	$(15.7)	(9)%	$(27.9)	(5)%	$(26.0)	(4)%

Fiscal Quarter and Nine Months Ended December 31, 2010 Compared with Fiscal Quarter and Nine Months Ended December 26, 2009

Net Sales.

(dollars in millions)	Fiscal Quarter Ended December 31, 2010	Fiscal Quarter Ended December 26, 2009	Dollar Change	Percent Change	Nine Months Ended December 31, 2010	Nine Months Ended December 26, 2009	Dollar Change	Percent Change
Net sales	$180.6	$188.7	$(8.1)	(4)%	$608.6	$588.1	$20.5	3%

Net sales for the fiscal quarter ended December 31, 2010 were lower than the prior corresponding fiscal quarter due to the timing of major Smart Grid implementation milestones on large contracts. This was partially offset by increased sales on our core metrology products. Net sales outside North America were impacted primarily by unfavorable currency effects compared to the prior corresponding fiscal quarter and nine-month period.

For the nine months ended December 31, 2010, net sales were higher than the prior corresponding period due to improving market conditions for our core metrology businesses and revenue from the license for water metering technology for $8 million.

Our top ten customers accounted for approximately 42% of net sales for the nine months ended December 31, 2010, and no individual customer accounted for more than 10% of net sales.

Gross Profit.

(dollars in millions)	Fiscal Quarter Ended December 31, 2010	Fiscal Quarter Ended December 26, 2009	Dollar Change	Percent Change	Nine months Ended December 31, 2010	Nine months Ended December 26, 2009	Dollar Change	Percent Change
Gross profit	$43.6	$46.0	$(2.4)	(5)%	$164.1	$149.2	$14.9	10%
Gross profit as a percent of net sales	24%	24%	—	—	27%	25%	—	6%

Gross profit in dollars for the current fiscal quarter decreased slightly from the prior corresponding fiscal quarter principally due to the timing of major Smart Grid implementation milestones on large contracts. Gross profit as a percent of net sales for the fiscal quarters ended December 31, 2010 and December 26, 2009 was consistent. Gross profit in dollars and as a percent of net sales improved for the nine-month period ended December 31, 2010 compared to the prior corresponding fiscal period due to improved product mix, efficiency gains and the aforementioned license revenue.

Selling, General and Administrative (“SG&A”) Expenses.

(dollars in millions)	Fiscal Quarter Ended December 31, 2010	Fiscal Quarter Ended December 26, 2009	Dollar Change	Percent Change	Nine months Ended December 31, 2010	Nine months Ended December 26, 2009	Dollar Change	Percent Change
SG&A expenses	$43.2	$38.6	$4.6	12%	$129.4	$110.6	$18.8	17%
SG&A expenses as a percent of net sales	24%	20%	—	17%	21%	19%	—	13%

SG&A expenses for the fiscal quarter and nine months ended December 31, 2010 were higher than the prior corresponding fiscal periods as the Company’s cost structure reflects increased investment for research and development and infrastructure to support marketing strategies and customer obligations. In addition, the Company’s legal fees increased from the corresponding periods due to legal defense associated with intellectual property matters.

Restructuring Costs. Restructuring costs for the fiscal quarter and nine months ended December 31, 2010 were $5 million and $8 million, respectively, and $9 million and $19 million for the prior corresponding periods, respectively. Restructuring costs primarily were due to the restructuring alignment activities associated with our manufacturing operations.

Amortization of Intangible Assets. Amortization expense relates primarily to the intangible assets consisting of non-competition agreements, customer relationships and other intangible assets recorded at the time of the acquisition of Invensys Metering Systems and the intangible assets consisting of developed technology recorded as a result of the AMDS acquisition. Amortization of intangible assets for the fiscal quarter ended December 31, 2010 was comparable to the fiscal quarter ended December 26, 2009 at $3 million and increased to $10 million for the current nine-month period from $9 million for the prior corresponding nine-month period due to the change in one of the tradenames from indefinite-lived to definite-lived.

Other Operating Expense, Net. Other operating expense, net of $3 million and $5 million for the fiscal quarter and nine months ended December 31, 2010 primarily consisted of recurring management fees for The Jordan Company, L.P. and professional fees as a result of the restatement of prior periods previously disclosed. In the fiscal quarter and nine months ended December 26, 2009, the Company also recorded approximately $1 million of acquisition costs related to the Telemetric acquisition, the purchase of the PDC Rongtai noncontrolling interest and an unconsummated acquisition.

Interest Expense, Net. Interest expense, net was consistent for the fiscal quarter ended December 31, 2010 as compared to the prior corresponding fiscal quarter. Interest expense, net increased approximately $2 million for the nine months ended December 31, 2010 compared to the prior corresponding period and reflects the increase in interest rates related to the amendment to our senior credit facilities in July 2009 and an increase in the average outstanding balance of the Company’s term debt, partially offset by the expiration of interest rate swaps.

Other Income (Expense), Net. Other income (expense), net was less than $1 million for the fiscal quarter and nine months ended December 31, 2010. Other income, net was zero and $1 million for the prior corresponding periods. Other income (expense), net principally relates to net transactional foreign currency gains and losses.

Provision (Benefit) for Income Taxes. Income tax provision (benefit) was $4 million and $(3) million for the fiscal quarters ended December 31, 2010 and December 26, 2009, respectively. Income tax provision was approximately $5 million for the nine months ended December 31, 2010 and income tax benefit was $6 million for the nine months ended December 26, 2009 and reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate.

Consolidated Net Loss. Consolidated net loss of $25 million increased $10 million for the fiscal quarter ended December 31, 2010 compared to the fiscal quarter ended December 26, 2009. Consolidated net loss of $26 million for the fiscal nine months ended December 31, 2010 increased $2 million compared to the fiscal nine months ended December 26, 2009 as a result of the factors described above.

Net Income Attributable to the Noncontrolling Interest. Net income attributable to the noncontrolling interest relates to the Company’s partner’s share of income or loss from our joint venture entities. The Company holds joint venture interests in entities in the Ukraine (51%), Algeria (55%) and China (55%). On September 29, 2009, the Company purchased the noncontrolling interest of PDC Rongtai. See Note 2 under “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report. Net income attributable to the noncontrolling interest increased slightly for the current fiscal quarter compared to the prior corresponding fiscal quarter reflecting a reconciliation of the net assets of a noncontrolling interest. For the current fiscal nine-month period compared to the prior corresponding period, net income attributable to the noncontrolling interest decreased slightly primarily due to the impact of the purchase of PDC Rongtai described above, partially offset by the net improved results of operations of our remaining joint ventures and the aforementioned reconciliation of the net assets of a noncontrolling interest.

Net Loss Attributable to Controlling Interest. Net loss attributable to controlling interest of $26 million and $28 million for the fiscal quarter and nine months ended December 31, 2010, respectively, increased $10 million and $2 million compared to the fiscal quarter and nine months ended December 26, 2009, respectively, as a result of the factors described above.

Liquidity and Capital Resources

During the nine months ended December 31, 2010, we funded our operating, investing and financing requirements through cash on hand, short-term borrowings on our revolving credit facilities and a capital contribution from our parent company.

Net cash flow (used in) provided by operating activities in the nine months ended December 31, 2010 and December 26, 2009 was $(19) million and $29 million, respectively. The $48 million decrease in the current nine-month period compared to the prior corresponding period was primarily driven by payments of accounts payable and accrued expenses, partially offset by decreased accounts receivable as a result of improved collections.

Cash expenditures for restructuring for the nine months ended December 31, 2010 and December 26, 2009 were $10 million and $9 million, respectively, and were reflected within cash used in operations. As of December 31, 2010, we had approximately $13 million of restructuring accruals reflected on our consolidated balance sheet within current liabilities and other long-term liabilities. Additional cash restructuring expenses of approximately $1 million are expected to be incurred during the remainder of fiscal 2011.

Cash used in investing activities were $58 million and $55 million for the nine months ended December 31, 2010 and December 26, 2009, respectively. For the current and prior corresponding nine-month periods, expenditures for property, plant and equipment (“PP&E”) were $18 million and $22 million, respectively. PP&E expenditures were comprised of equipment, molds and tooling for replacement and cost efficiency, and maintenance, safety and expansion that extend useful lives. We incurred software development costs related to the AMI business of $4 million and $6 million in the nine-month periods ended December 31, 2010 and December 26, 2009, respectively. For the remainder of fiscal 2011, we expect to make expenditures for PP&E, software development costs and intangible assets of approximately $5 million, reflecting our continuing emphasis on a growth-oriented investment program.

Net cash provided by financing activities was $42 million and $19 million for the nine months ended December 31, 2010 and December 26, 2009, respectively. Net cash provided by financing activities for the current nine-month period consisted of $36 million of proceeds from borrowings on our revolving credit facilities and a $35 million capital contribution, partially offset by $22 million of principal payments on the Company’s term loan facilities and a $7 million payment for the PDC Rongtai acquisition. Net cash provided by financing activities in the prior corresponding nine-month period consisted primarily of $35 million of proceeds from debt issuance, partially offset by $9 million of debt issuance costs related to the amendment of the senior credit facilities and $6 million for the purchase of the PDC Rongtai noncontrolling interest on September 29, 2009.

We maintain senior credit facilities that provide for senior secured financing totaling $234 million, consisting of one U.S. term loan facility in the amount of $164 million and two revolving credit facilities in an aggregate amount of $70 million, under which $54 million is available in the form of U.S. dollar-denominated loans and $16 million is available in the form of U.S. dollar-, euro- or U.K. sterling-denominated loans. Borrowing costs for the revolving loans and approximately $163.8 million of term loans with a maturity date of June 3, 2013 are based on variable rates tied to adjusted LIBOR, as defined in the credit agreement, plus a 4.5% margin, or the Alternate Base Rate, as defined in the credit agreement, plus 3.5%, which includes, in the case of the revolving loans, a facility fee of 1%. See below for discussion regarding the Company’s total indebtedness at December 31, 2010. The revolving credit facilities mature on December 17, 2012, and the term loan facility matures on June 3, 2013. As of December 31, 2010, there was $28 million of borrowing capacity available under the revolving credit facilities.

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

As of December 31, 2010, we had $480 million of total indebtedness outstanding, consisting of $275 million of senior subordinated notes, $164 million under the U.S. term loan facility, $39 million in short-term borrowings and $2 million in other long-term borrowings. The increase in short-term borrowings during the current nine-month period was due, in part, to the $28 million paid to AMDS related to the performance of the acquired business and approximately $15 million related to ongoing operating requirements for working capital. Interest expense, net, excluding amortization of deferred financing costs, was $31 million for the nine months ended December 31, 2010. The next scheduled principal payment on the term loan facility of approximately $0.4 million is due on March 31, 2011. As of December 31, 2010, $13 million of the facility was utilized in connection with outstanding letters of credit that have not been drawn upon. We were in compliance with all credit facility covenants at December 31, 2010.

We believe that cash on hand and expected cash flows from operations, together with available borrowings under our revolving credit facilities and alternative sources of additional financing as needed, will provide sufficient funds to enable us to fund our planned capital expenditures, make scheduled principal and interest payments and meet our other cash requirements for the foreseeable future. Our ability to make scheduled payments of principal of, or to pay interest on, or to refinance, our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

In conjunction with the AMDS, Telemetric and PDC Rongtai acquisitions, the Company is legally obligated to satisfy any additional future cash payments, including those that may become payable as a result of the acquired businesses achieving certain financial performance measures. See “Acquisitions” in this Part I, Item 2 and Note 2 under “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report. We believe that expected cash flows from operations, together with available borrowings and alternative sources of additional financing as needed, will provide sufficient funds to fulfill these obligations.

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

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of December 31, 2010, assets of foreign subsidiaries constituted approximately 13% of total assets. Foreign currency exchange rate exposure is most significant with respect to the euro. Net sales were negatively impacted by the devaluation of foreign currencies, primarily the euro, versus the U.S. dollar by $2.6 million and $8.8 million for the fiscal quarter and nine months ended December 31, 2010, respectively. For the fiscal quarter ended December 26, 2009, net sales were positively impacted by the net valuation of foreign currencies versus the U.S. dollar by $5.2 million, and for the nine months ended December 26, 2009, net sales were negatively impacted by the net devaluation of foreign currencies versus the U.S. dollar by $8.1 million.

Currency transaction exposure. Currency transaction exposure arises when a business has transactions denominated in foreign currencies. We have entered into forward contracts that are denominated in foreign currencies, principally euros, to offset the remeasurement impact of currency rate changes on intercompany receivables and payables. These contracts are used to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into derivative instrument transactions for trading or speculative purposes. The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. As of December 31, 2010, we had no foreign currency contracts in place. We expect to continue to utilize forward contracts to manage foreign currency exchange risk in the future as appropriate.

Interest rate risk. Under the terms of the Company’s senior credit facilities, we pay a variable rate of interest based on the London Interbank Offering Rate (“LIBOR”) or the Alternate Base Rate, as defined in the credit agreement, and are subject to interest rate risk as a result of changes in these rates. The Company’s total indebtedness as of December 31, 2010 was $480.0 million, of which $205.0 million bears interest at variable rates. Term loans under the B-3 tranche bear interest, at our option, at Adjusted LIBOR, as defined in the credit agreement, plus a 4.5% margin, or the Alternate Base Rate plus 3.5%. For the B-3 tranche, the credit facility provides for a LIBOR floor of 2.5% and an Alternate Base Rate floor of 3.5%. As of December 31, 2010, $160.0 million of the B-3 tranche was under the LIBOR option and $3.8 million of that tranche was under the Alternate Base Rate option. At December 31, 2010, the weighted-average interest rate on our credit facility borrowings was approximately 6.9%. Holding all other variables constant, a change in the LIBOR interest rate of 1% would have no material impact on annual interest costs.

To hedge exposure to variable interest rates, the Company has previously entered into various interest rate swap agreements in which it received periodic variable interest payments at the three-month LIBOR and made periodic payments at specified fixed rates. See Note 5 under “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report. As of December  31, 2010, all interest rate swaps have expired.

Item 4. Controls and Procedures

Material Weaknesses Previously Disclosed

As discussed in Part I, Item 4, our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010 and Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2010, management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), identified material weaknesses, significant deficiencies and deficiencies in our internal control over financial reporting for each of the affected periods. Specifically, management determined that there (1) was not an effective control environment in place over the evaluation and effective technical accounting involving the execution of the Company’s revenue recognition practices with respect to certain long-term AMI contracts, which include multiple deliverables, and (2) were additional accounting errors relating to certain aspects of our financial closing process.

Evaluation of Disclosure Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 15d-15(e) under the Exchange Act promulgated thereunder, our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. In light of the material weaknesses, significant deficiencies and deficiencies in our internal control over financial reporting discussed above, which have not been fully remediated as of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2010. As a result of this conclusion, management performed additional analysis and other post-closing procedures to ensure that the Company’s financial statements have been prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

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

To address the material weakness in internal controls related to revenue recognition, a number of controls and process changes have been implemented. These include:

•	A review of all new relevant contracts to verify compliance with applicable revenue recognition accounting rules.

•	New personnel have been hired to assist in contract negotiations and help identify all material issues at the time contracts are executed.

•	A process flowchart has been documented, and control points identified throughout the process.

•	A complete overview and sign-off by Corporate Accounting is now required prior to the quarterly booking of revenue and deferred revenue.

Additional enhancements still to be completed include the hiring of a Director of Revenue Recognition and a revised automated system to assist in the calculations.

To address the material weakness in internal controls related to financial reporting, a number of new controls and process changes have now been implemented. These include:

•	A strict authorization procedure for all manual journal entries created and posted at Corporate.

•	The accounting department has been strengthened with qualified accounting staff who are now located in our Raleigh headquarters to allow for appropriate oversight.

•	Month-end cut-off procedures have been enhanced to include a review of all departmental expenses, which are performed relative to prior periods, and forecasts.

Additional enhancements still to be completed include implementing an updated set of formal policies and procedures that cover all material aspects of the financial closing process, including timely, effective period-end cut-off and reconciliation procedures. In addition, our quarterly reserve review process is being strengthened to ensure a complete documentation of all judgmental reserve accounts are in accordance with an established methodology.

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

Changes in Internal Control over Financial Reporting

As described above with respect to the material weaknesses identified, there have been changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to legal proceedings arising out of the operations of our business. We believe that an adverse outcome of our existing legal proceedings, including the proceedings described in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2010 and Note 12 under “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report, which are incorporated herein by reference, would not have a material adverse impact on our business, financial condition or results of operations. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements, could result in liabilities that have a material adverse impact on our business, financial condition or results of operations.

On October 8, 2010, the Company entered into a settlement agreement with one of its customers relating to the Company’s alleged failure to meet certain product, service and software specifications and performance schedules set forth in the Infrastructure Agreements. In connection with this settlement, the Company paid the customer the agreed-upon $3.3 million in December 2010, representing retroactive product credits. In addition, the Company has committed to provide the customer with approximately $5.9 million of future per unit product discounts. As of December 31, 2010, approximately $1 million of these discounts had been drawn upon. In the event that one or more of the Infrastructure Agreements is terminated due to a material breach by the Company prior to certain contract dates, the Company will be obligated to pay the customer liquidated damages equal to the sum of the present values of certain software fees, annual fees, installment payments or aggregate discounts, as applicable, coming due to the Company, or, in the case of aggregate discounts, owed to the customer, after the relevant termination date.

As disclosed in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2010, which was filed with the SEC on December 20, 2010, the Company and one of its distributors, Aqua-Metric Sales Co., were previously sued by the Valley Center Municipal Water District in the California Superior Court, San Diego County. The lawsuit alleged breach of contract and breach of express and implied warranties related to water meters supplied to the Valley Center Municipal Water District. On October 15, 2010, the Company settled this lawsuit. As part of the settlement, the Company agreed to provide the Valley Center Municipal Water District with a product credit of an immaterial amount, and the Valley Center Municipal Water District agreed to return certain residential meter registers to the Company.

On October 22, 2010, the Company, along with fifteen other named defendants, was sued in a patent infringement lawsuit filed in the U.S. District Court for the Eastern District of Texas by EON. This lawsuit alleges that the Company infringes EON’s patent by making, using, importing, offering for sale or selling two-way communication networks, associated services or data systems that fall within the scope of at least one claim of EON’s patent. The lawsuit seeks unspecified damages, an injunction against further infringement, interest costs and attorneys’ fees.

As disclosed in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2010, which was filed with the SEC on December 20, 2010, the Company was previously sued in patent infringement lawsuits filed by IP Co. and SIPCO in the U.S. District Court for the Eastern District of Texas. The lawsuits generally alleged that the Company’s FlexNet System infringed upon patents owned by IP Co. and SIPCO. On September 30, 2010, the Company settled these lawsuits. As part of the settlement, the Company agreed to pay IP Co. and SIPCO approximately $4 million, payable in two installments, for a non-exclusive license to use certain patents owned by IP Co. and SIPCO. The Company paid the first installment of approximately $2 million in October 2010 and the second installment in the same amount in December 2010.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2010, which was filed with the SEC on December 20, 2010.

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

SENSUS (BERMUDA 2) LTD.

Date: February 11, 2011	By:	/s/ PETER MAINZ
Peter Mainz Chief Executive Officer & President (Principal Executive Officer)

Date: February 11, 2011	By:	/s/ JAMES HILTY
James Hilty Interim Chief Financial Officer & Vice President, Business Development (Principal Financial Officer)

Date: February 11, 2011	By:	/s/ THOMAS D. D’ORAZIO
Thomas D. D’Orazio Senior Vice President, Finance (Principal Accounting Officer)

SENSUS USA INC.

Date: February 11, 2011	By:	/s/ PETER MAINZ
Peter Mainz Chief Executive Officer & President (Principal Executive Officer)

Date: February 11, 2011	By:	/s/ JAMES HILTY
James Hilty Interim Chief Financial Officer & Vice President, Business Development (Principal Financial Officer)

Date: February 11, 2011	By:	/s/ THOMAS D. D’ORAZIO
Thomas D. D’Orazio Senior Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.